Form 10-Q
period 2013-06-30
Diamond Resorts International, Inc.
filed 2013-08-08
CIK 1566897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________

FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-35967
______________________________________
DIAMOND RESORTS INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)
______________________________________

Delaware	46-1750895
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

10600 West Charleston Boulevard Las Vegas, Nevada	89135
(Address of principal executive offices)	(Zip code)

(702) 684-8000
(Registrant's telephone number including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐ NO ☒
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES ☒ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Under the Jumpstart our Business Startups Act of 2012, or the JOBS Act, Diamond Resorts International, Inc. qualifies as an "emerging growth company," as defined in the JOBS Act.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES ☒ NO
As of August 8, 2013, there were 75,447,688 outstanding shares of the common stock, par value $0.01 per share, of Diamond Resorts International, Inc.

EXPLANATORY NOTE
On July 24, 2013, Diamond Resorts International, Inc. ("DRII") closed the initial public offering (the "IPO") of an aggregate of 17,825,000 shares of its common stock at the IPO price of $14.00 per share. In the IPO, DRII sold 16,100,000 shares of common stock, and Cloobeck Diamond Parent, LLC ("CDP"), in its capacity as a selling stockholder, sold 1,725,000 shares of common stock. In connection with the IPO, DRII filed with the Securities and Exchange Commission (the "SEC") (1) a Registration Statement on Form S-1 (File No. 333-189306), as amended, which was declared effective by the SEC on July 18, 2013 (the "Registration Statement"), pursuant to the Securities Act of 1933, as amended ("the "Securities Act"), and (2) a related prospectus pursuant to Rule 424(b) under the Securities Act on July 19, 2013 (the "Final Prospectus").
Prior to the consummation of the IPO, DRII was a newly-formed Delaware corporation that had not conducted any activities other than those incident to its formation and the preparation of the Registration Statement and the Final Prospectus. DRII was formed for the purpose of changing the organizational structure of Diamond Resorts Parent, LLC ("DRP") from a limited liability company to a corporation. Immediately prior to the consummation of the IPO, DRP was the sole stockholder of DRII. In connection with, and immediately prior to the completion of the IPO, each member of DRP contributed all of its equity interests in DRP to DRII in return for shares of common stock of DRII. Following this contribution, DRII redeemed the shares of common stock held by DRP and DRP was merged with and into DRII. As a result, DRII is now a holding company, and its principal asset is the direct and indirect ownership of equity interests in its subsidiaries, including Diamond Resorts Corporation ("DRC"), which is the operating subsidiary that has historically conducted the business described in this quarterly report on Form 10-Q and the Final Prospectus and is the issuer of the 12.0% Senior Secured Notes due 2018 (the "Senior Secured Notes"). See "Organizational Structure-Reorganization Transactions" in the Final Prospectus for additional information concerning these and other related reorganization transactions, which we refer to as the "Reorganization Transactions."
Except where the context otherwise requires or where otherwise indicated, (1) references in this quarterly report on Form 10-Q to "the Company," "we," "us" and "our," refer to DRP prior to the consummation of the Reorganization Transactions on July 24, 2013, and DRII, as the successor to DRP, following the consummation of the Reorganization Transactions, in each case together with its subsidiaries, including DRC; and (2) our condensed consolidated financial statements and other historical financial data included in this quarterly report on Form 10-Q are those of DRP and its subsidiaries and do not give effect to the Reorganization Transactions.
Prior to the consummation of the IPO, DRC, pursuant to contractual obligations under the indenture governing the Senior Secured Notes (the "Notes Indenture"), filed periodic and other reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As a result of the consummation of the IPO, DRII is now required to file with the SEC periodic and other reports under the Exchange Act, and DRC will cease filing such Exchange Act reports with the SEC. The financial and other information historically included within the Exchange Act reports filed by DRC with the SEC will be disclosed in the Exchange Act reports filed by DRII with the SEC, and the filings by DRII will satisfy the applicable contractual obligations under the Notes Indenture.

PART I — FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2013 and December 31, 2012
(In thousands, except share data)

	June 30, 2013	December 31, 2012
	(Unaudited)
Assets:
Cash and cash equivalents	$18,847	$21,061
Cash in escrow and restricted cash	59,521	42,311
Mortgages and contracts receivable, net of allowance of $87,193 and $83,784, respectively	335,076	312,932
Due from related parties, net	32,723	22,995
Other receivables, net	30,659	46,049
Income tax receivable	47	927
Prepaid expenses and other assets, net	113,513	58,024
Unsold Vacation Interests, net	307,613	315,867
Property and equipment, net	58,463	55,120
Assets held for sale	12,050	5,224
Intangible assets, net	104,960	112,498
Total assets	$1,073,472	$993,008
Liabilities and Member Capital (Deficit):
Accounts payable	$12,933	$15,719
Due to related parties, net	95,478	64,204
Accrued liabilities	106,159	106,451
Income taxes payable	1,004	701
Deferred revenues	96,105	93,833
Senior Secured Notes, net of unamortized original issue discount of $7,988 and $8,509, respectively	417,012	416,491
Securitization notes and Funding Facilities, net of unamortized original issue discount of $596 and $753, respectively	293,466	256,302
Notes payable	132,647	137,906
Total liabilities	1,154,804	1,091,607
Commitments and contingencies
Member capital (deficit):
Member capital (authorized and issued 1,387.8 Class A common units, no par value and authorized 112.2 and issued 103.8 Class B common units, no par value)	155,558	155,568
Accumulated deficit	(217,205)	(237,434)
Accumulated other comprehensive loss	(19,685)	(16,733)
Total member capital (deficit)	(81,332)	(98,599)
Total liabilities and member capital (deficit)	$1,073,472	$993,008

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
For the three and six months ended June 30, 2013 and 2012
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Management and member services	$31,107	$28,295	$62,694	$55,575
Consolidated resort operations	8,519	8,627	17,139	17,161
Vacation Interest sales, net of provision of $9,208, $5,702, $15,880 and $9,817, respectively	110,439	64,874	202,107	119,446
Interest	13,607	12,512	26,862	26,168
Other	10,201	7,136	18,523	12,044
Total revenues	173,873	121,444	327,325	230,394
Costs and Expenses:
Management and member services	8,765	8,460	18,544	16,735
Consolidated resort operations	8,845	8,224	16,567	15,306
Vacation Interest cost of sales	9,000	(7,834)	26,846	397
Advertising, sales and marketing	60,595	40,218	110,954	75,037
Vacation Interest carrying cost, net	10,750	9,176	18,987	18,448
Loan portfolio	2,754	2,383	5,259	4,734
Other operating	2,238	1,807	2,606	2,965
General and administrative	21,698	22,201	44,498	42,961
Depreciation and amortization	6,075	4,369	12,329	8,174
Interest expense	24,794	23,219	49,636	45,150
Impairments and other write-offs	—	—	79	(11)
Gain on disposal of assets	(38)	(24)	(88)	(96)
Adjustment to (gain on) bargain purchase from business combinations	30	(22,698)	30	(22,749)
Total costs and expenses	155,506	89,501	306,247	207,051
Income before provision (benefit) for income taxes	18,367	31,943	21,078	23,343
Provision (benefit) for income taxes	411	(14,668)	849	(13,693)
Net income	17,956	46,611	20,229	37,036
Other comprehensive (loss) income:
Currency translation adjustments, net of tax of $0	(247)	(1,686)	(2,991)	305
Other	27	(27)	39	(2)
Total other comprehensive (loss) income, net of tax	(220)	(1,713)	(2,952)	303
Comprehensive income	$17,736	$44,898	$17,277	$37,339

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF MEMBER CAPITAL (DEFICIT)
For the six months ended June 30, 2013 and 2012
($ in thousands)
(Unaudited)

	Common Units		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Member Capital (Deficit)
	Shares	Amount
Balance as of December 31, 2011	1,387.8	$152,247	$(251,077)	$(18,372)	$(117,202)
Costs related to issuance of common and preferred units	—	(9)	—	—	(9)
Net income for the six months ended June 30, 2012	—	—	37,036	—	37,036
Other comprehensive income (loss):
Currency translation adjustments, net of tax of $0	—	—	—	305	305
Other	—	—	—	(2)	(2)
Balance as of June 30, 2012	1,387.8	$152,238	$(214,041)	$(18,069)	$(79,872)

Balance as of December 31, 2012	1,491.6	$155,568	$(237,434)	$(16,733)	$(98,599)
Costs related to issuance of common and preferred units	—	(10)	—	—	(10)
Net income for the six months ended June 30, 2013	—	—	20,229	—	20,229
Other comprehensive (loss) income:
Currency translation adjustments, net of tax of $0	—	—	—	(2,991)	(2,991)
Other	—	$—	$—	39	39
Balance as of June 30, 2013	1,491.6	$155,558	$(217,205)	$(19,685)	$(81,332)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2013 and 2012
(In thousands)
(Unaudited)

	2013	2012
Operating activities:
Net income	$20,229	$37,036
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for uncollectible Vacation Interest sales revenue	15,880	9,817
Amortization of capitalized financing costs and original issue discounts	3,803	3,082
Amortization of capitalized loan origination costs and net portfolio discounts	2,535	600
Depreciation and amortization	12,329	8,174
Impairments and other write-offs	79	(11)
Gain on disposal of assets	(88)	(96)
Adjustment to (gain on) bargain purchase from business combinations	30	(22,749)
Deferred income taxes	—	(13,453)
Loss on foreign currency exchange	218	56
Gain on mortgage repurchase	(38)	(19)
Gain on insurance settlement	(2,876)	—
Changes in operating assets and liabilities excluding acquisitions:
Mortgages and contracts receivable	(40,652)	(8,689)
Due from related parties, net	(9,035)	6,763
Other receivables, net	17,491	13,080
Prepaid expenses and other assets, net	(54,021)	(42,891)
Unsold Vacation Interests, net	(4,354)	(25,842)
Accounts payable	(2,589)	3,775
Due to related parties, net	36,198	51,352
Accrued liabilities	7,777	11,166
Income taxes payable (receivable)	1,218	(1,589)
Deferred revenues	3,070	1,028
Net cash provided by operating activities	7,204	30,590
Investing activities:
Property and equipment capital expenditures	(8,481)	(6,107)
Purchase of assets in connection with the PMR Acquisition, net of cash acquired of $0 and $0, respectively	—	(51,635)
Proceeds from sale of assets	1,470	320
Net cash used in investing activities	$(7,011)	$(57,422)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS —Continued
For the six months ended June 30, 2013 and 2012
(In thousands)
(Unaudited)

	2013	2012
Financing activities:
Changes in cash in escrow and restricted cash	$(17,326)	$(8,857)
Proceeds from issuance of securitization notes and Funding Facilities	171,289	45,885
Proceeds from issuance of notes payable	2,475	64,125
Payments on securitization notes and Funding Facilities	(134,299)	(58,311)
Payments on notes payable	(19,948)	(15,516)
Payments of debt issuance costs	(4,052)	(2,594)
Payments of costs related to issuance of common and preferred units	(10)	(9)
Net cash (used in) provided by financing activities	(1,871)	24,723
Net decrease in cash and cash equivalents	(1,678)	(2,109)
Effect of changes in exchange rates on cash and cash equivalents	(536)	88
Cash and cash equivalents, beginning of period	21,061	19,897
Cash and cash equivalents, end of period	$18,847	$17,876

	2013	2012
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$39,840	$39,062
(Cash tax refunds, net of cash paid for taxes) cash paid for taxes, net of cash tax refunds	$(380)	$1,347
Purchase of assets in connection with the PMR Acquisition:
Fair value of assets acquired based on a valuation report	$—	$89,704
Gain on bargain purchase recognized	—	(22,880)
Cash paid	—	(51,635)
Deferred tax liability	—	(13,453)
Liabilities assumed	$—	$1,736

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Insurance premiums financed through issuance of notes payable	$7,822	$7,573
Assets held for sale reclassified to unsold Vacation Interests, net	$—	$1,315
Unsold Vacation Interests, net, reclassified to other intangibles	$—	$187
Unsold Vacation Interests, net, reclassified to assets held for sale	$10,151	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1	— Background, Business and Basis of Presentation
Business and Background
On July 24, 2013, DRII closed the IPO, pursuant to which DRII sold 16,100,000 shares of common stock, and CDP, in its capacity as a selling stockholder, sold 1,725,000 shares of common stock. The net proceeds to DRII were $210.2 million before deducting offering expenses payable by DRII.
DRII was incorporated as a Delaware corporation on January 11, 2013 to effect the Reorganization Transactions and consummate the IPO. Immediately prior to the consummation of the IPO, DRP was the sole stockholder of DRII. After the completion of the IPO, DRII is a holding company, and its principal asset is the direct and indirect ownership of equity interests in its subsidiaries, including DRC, which is the operating subsidiary that has historically conducted the business described in this quarterly report on Form 10-Q and the Final Prospectus and is the issuer of the 12.0% senior secured notes due 2018 ("Senior Secured Notes").
All financial information in this report is of DRP, which was, immediately prior to the closing of the IPO, the parent of DRC and the parent guarantor under the Senior Secured Notes. DRP was a Nevada limited liability company created on March 28, 2007. On April 26, 2007, a third-party investor contributed $62.4 million cash and CDP contributed $7.1 million of net assets based on historical book values in exchange for common and preferred units. The third-party investor was issued common and preferred units with a liquidation preference as well as a priority return of 17.0% per annum, compounded quarterly, payable upon certain events. The preferred units did not provide to the holder any participation or conversion rights. The common and preferred members’ liability was limited to their respective capital contributions. The capitalization of DRP occurred on April 27, 2007 simultaneously with the acquisition of and merger with Sunterra Corporation ("Sunterra" or the "Predecessor Company") and cancellation of Sunterra’s outstanding common stock for $16.00 per share ("the Sunterra Merger"). In July 2011, DRP completed an equity recapitalization transaction, pursuant to which it repurchased all of its preferred units and issued and redeemed common units in a series of private placement transactions.
In connection with, and immediately prior to the completion of the IPO, each member of DRP contributed all of its equity interests in DRP to DRII in return for shares of common stock of DRII. Following this contribution, DRII redeemed the shares of common stock held by DRP and DRP was merged with and into DRII, with DRII being the surviving entity. See “Organizational Structure-Reorganization Transactions” in the Final Prospectus for additional information concerning the Reorganization Transactions. See Note 23—Subsequent Events for further detail on these IPO-related transactions.
The Company operates in the hospitality and vacation ownership industry, with an ownership base of more than 490,000 owner-families, or members, and a worldwide network of 306 destinations located in 32 countries throughout the continental United States ("U.S."), Hawaii, Canada, Mexico, the Caribbean, Central America, South America, Europe, Asia, Australia and Africa (as of July 31, 2013). The Company’s resort network includes 92 Diamond Resorts properties that are managed by the Company. In addition, the Company's network includes 210 affiliated resorts and hotels and four cruise itineraries, which do not carry the Company's brand and are not managed by the Company, but are a part of the Company's network and are available for its members to use as vacation destinations. As referenced in these financial statements, Diamond Resorts International® and THE Club® are trademarks of the Company.
The Company’s operations consist of two interrelated businesses: (i) hospitality and management services; and (ii) marketing and sales of Vacation Ownership Interests ("VOIs" or "Vacation Interests") and consumer financing for purchasers of the Company’s VOIs.
Hospitality and Management Services. The Company manages 92 resort properties (as of July 31, 2013), which are located in the continental U.S., Hawaii, Mexico, the Caribbean and Europe, as well as the seven multi-resort trusts (the "Collections"). As the manager of the Company’s managed resorts and the Collections, it provides rental services, billing services, account collections, accounting and treasury functions, and communications and information technology services. In addition, for managed resorts, the Company provides an online reservation system and customer service contact center, operates the front desks, furnishes housekeeping, maintenance and human resources services and operates amenities such as golf courses, food and beverage venues and retail shops.
As an integral part of the Company's hospitality and management services, it has entered into inventory recovery agreements with substantially all of the homeowners associations ("HOAs") for its managed resorts in North America, together with similar arrangements with all of the Collections and a majority of the European managed resorts, whereby it recovers VOIs from members who fail to pay their annual maintenance fee or assessments due to, among other things, death or divorce or other life-cycle events or lifestyle changes. Because the cost of operating the managed resorts is spread across the Company's member base, by recovering VOIs from members who have failed to pay their annual maintenance fee or

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

assessments, the Company reduces bad debt expense at the HOA and Collection level (which is a component of the management fees billed to members by each resort's HOA or Collection association), supporting the financial well-being of those HOAs and Collections.
HOAs. Each of the Diamond Resorts-managed resorts, other than certain resorts in the European Collection, is typically operated through an HOA, which is administered by a board of directors. Directors are elected by the owners of intervals at the resort (which may include one or more of the Collections) and may also include representatives appointed by the Company as the developer of the resort. As a result, the Company is entitled to voting rights with respect to directors of a given HOA by virtue of (i) its ownership of intervals at the related resort, (ii) its control of the Collections that hold intervals at the resort and/or (iii) its status as the developer of the resort. The board of directors of each HOA hires a management company to provide the services described above, which in the case of all Diamond Resorts-managed resorts, is the Company. The Company serves as an HOA for two resorts in St. Maarten and earns maintenance fees and incurs operating expenses at these two resorts.
The management fees earned by the Company with respect to a resort are based on a cost-plus structure and are calculated based on the direct and indirect costs (including an allocation of a substantial portion of the Company's overhead related to the provision of management services) incurred by the HOA of the applicable resort. Under the current resort management agreements, the Company receives management fees generally ranging from 10.0% to 15.0% of the other costs of operating the applicable resort. Unlike typical commercial lodging management contracts, the management fees earned by the Company are not impacted by changes in a resort's average daily rate or occupancy level. Instead, the board of directors of the HOA for each resort engages in an annual budgeting process in which the board of directors of the HOA estimates the costs the HOA will incur for the coming year. In evaluating the anticipated costs of the HOA, the board of directors of the HOA considers the operational needs of the resort, the services and amenities that will be provided at or to the applicable resort and other costs of the HOA, some of which are impacted significantly by the location, size and type of the resort. Included in the anticipated operating costs of each HOA are its management fees. The board of directors of each HOA discusses the various considerations and approves the annual budget, which determines the annual maintenance fees charged to each owner. One of the management services the Company provides to the HOA is the billing and collection of annual maintenance fees on the HOA's behalf. Annual maintenance fees for a given year are generally billed during the previous November, due by January and deposited in a segregated or restricted account that the Company manages on behalf of the HOA. As a result, a substantial majority of the fees for February through December of each year are collected from owners in advance. Funds are released to the Company from these accounts on a monthly basis for the payment of management fees as it provides management services.
The Company's HOA management contracts typically have initial terms of three to five years, with automatic one-year renewals. These contracts can generally only be terminated by the HOA upon a vote of the owners (which may include one or more of the Collections) prior to each renewal period, other than in some limited circumstances involving cause. In the case of the resorts the Company manages that are part of the European Collection, generally the management agreements have either indefinite terms or long remaining terms (i.e., over 40 years) and can only be terminated for an uncured breach by the manager or a winding up of the European Collection (see definition below). No HOA has terminated or elected not to renew any of the Company's management contracts. The Company generally has the right to terminate its HOA management contracts at any time upon notice to the HOA but has terminated only one immaterial HOA management contract during the past five years.
Collections. The Collections currently consist of the following:

•
the Diamond Resorts U.S. Collection (the “U.S. Collection”), which includes interests in resorts located in Arizona, California, Florida, Missouri, New Mexico, Nevada, South Carolina, Tennessee, Virginia and St. Maarten;

•	the Diamond Resorts Hawaii Collection (the “Hawaii Collection”), which includes interests in resorts located in Arizona, Hawaii and Nevada;

•	the Diamond Resorts California Collection (the “California Collection”), which includes interests in resorts located in Arizona, California and Nevada;

•
the Diamond Resorts European Collection (the “European Collection”), which includes interests in resorts located in Austria, England, France, Italy, Norway, Portugal, Scotland, Spain Balearics, Spain Costa and Spain Canaries;

•
the Premiere Vacation Collection (“PVC”), which includes interests in resorts added to the Company's network in connection with the ILX Acquisition (See "Basis of Presentation" for the definition of the ILX Acquisition) located in Arizona, Colorado, Indiana, Nevada and Mexico;

•
the Monarch Grand Vacation Collection (“MGVC”), which includes interests in resorts added to the Company's network in connection with the PMR Acquisition (See "Basis of Presentation" for the definition of the PMR Acquisition) located in California, Nevada, Utah and Mexico; and

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

•
the Mediterranean Collection, which includes interests in resorts added to the Company's network in connection with the Aegean Blue Acquisition (See “Basis of Presentation” for the definition of the Aegean Blue Acquisition) located in the Greek Islands of Crete and Rhodes.

Each of the Collections is operated through a Collection association, which is administered by a board of directors. With the exception of PVC, which allows the developer to appoint the board of directors until 90.0% of all membership interests are sold, directors are elected by the points holders within the applicable Collection. The Company owns a significant number of points in each of the Collections, which it holds as inventory. The board of directors of each Collection hires a company to provide management services to the Collection, which in each case is the Company.
As with the Company's HOA management contracts, management fees charged to the Collections in the U.S. are based on a cost-plus structure and are calculated based on the direct and indirect costs (including an allocation of a substantial portion of the Company's overhead related to the provision of management services) incurred by the Collection. Under the Company's current Collection management agreements, it receives management fees of 15.0% of the other costs of the applicable Collection (except with respect to the management agreement with MGVC, under which the Company receives a management fee of 10.0% of the costs of MGVC). The management fees are included in the budgets prepared by each Collection association, which determines the annual maintenance fee charged to each owner. One of the management services the Company provides to the Collections is the billing and collection of annual maintenance fees on the Collections' behalf. Annual maintenance fees for a given year are generally billed during the previous November, due by January and deposited in a segregated or restricted account that the Company maintains on behalf of each Collection. As a result, a substantial majority of the fees for February through December of each year are collected from owners in advance. Funds are released to the Company from these accounts on a monthly basis for the payment of management fees as it provides the management services.
Apart from the management contract for the European Collection, the Company's management contracts with the Collections generally have initial terms of three to five years, with automatic three to five year renewals, and can generally only be terminated by the Collection upon a vote of the Collection’s members prior to each renewal period, other than in some limited circumstances involving cause. No Collection has terminated or elected not to renew any of the Company's management contracts during the past five years. Apart from the management contract for the European Collection, the Company generally has the right to terminate its management contracts with the Collections at any time upon notice to the Collection. The management contract for the European Collection has an indefinite term, can only be terminated by the European Collection for an uncured breach by the manager or a winding up of the European Collection, and may not be terminated by the manager.
THE Club. Another key component of the Company's hospitality and management services business is THE Club, through which the Company operates a proprietary reservation system and an exchange company that enable its members to use their points to stay at any of the Company's managed and affiliated resorts. THE Club also offers its members a wide range of other benefits, such as the opportunity to purchase various products and services (such as consumer electronics, home appliances and insurance products) from third parties at discounted prices, for which the Company earns commissions. Dues payments for THE Club are billed and collected together with the maintenance fees billed to the Company's members who are also members of THE Club.
Sales and Financing of VOIs. The Company markets and sells VOIs that provide access to its network of 92 Diamond Resorts managed and 210 affiliated resorts and hotels and four cruise itineraries (as of July 31, 2013). Since late 2007, the Company has marketed and sold VOIs primarily in the form of points.
The VOI inventory that the Company reacquires pursuant to its inventory recovery agreements provides a low-cost, recurring supply of VOIs that it can sell to its current and prospective members. The VOI inventory is also supplemented by inventory acquired in the Sunterra Merger, VOIs recovered from members who default on their consumer loans, as well as inventory acquired through recent strategic transactions.
The Company generates its VOI sales primarily through sales presentations referred to as tours. These tours occur at sales centers and generally include a tour of the resort properties, as well as an in-depth explanation of the points-based VOI system and the value proposition it offers to the Company's members. The tours are designed to provide guests with an in-depth overview of the company and its resort network, as well as a customized presentation to explain how the Company's products and services can meet their vacationing needs.
In January 2013, the Company's European subsidiary introduced a new product (the “European Term Product”) available to purchasers in Europe. Purchasers of the European Term Product receive an allocation of points which represents an assignment of a specific week or weeks in a specific unit (without specific occupancy rights), at certain of the Company's European resort properties as well as use rights to any of the resort properties within our European Collection for a period of 15

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

years. At the end of the 15-year period, the Company will attempt to sell the unit and the net proceeds will be distributed to the then current owners of the unit, which may, or may not, include the Company. The current trustee of the European Collection also provides trust services relating to the European Term Product. The owners of the European Term Product pay annual maintenance fees at substantially the same rate as owners of points in our European Collection. The majority of VOI sales in Europe for the first six months of 2013 have been in the European Term Product and a large majority of the sales of the European Term Product have been to existing owners of points in the European Collection.
The Company provides loans to eligible customers who purchase VOIs through its U.S. and Mexican sales centers and choose to finance their purchase. These loans are collateralized by the underlying VOI, generally bear interest at a fixed rate, have a typical term of 10 years and are generally made available to consumers who make a down payment within established credit guidelines. The Company's minimum required down payment is 10.0%.
The Company underwrites each loan application to assess the prospective buyer's ability to pay through the credit evaluation score methodology developed by the Fair Isaac Corporation ("FICO") based on credit files compiled and maintained by Experian (for U.S. residents) and Equifax (for Canadian residents). In underwriting each loan, the Company reviews a completed credit application and the credit bureau report and/or the applicant's performance history with the Company, including any delinquency on existing loans, and considers in specified circumstances, among other factors, whether the applicant has been involved in bankruptcy proceedings within the previous 12 months and whether there have been any judgments or liens, including civil judgments and tax liens, against the applicant.
The Company's consumer finance servicing division includes underwriting, collection and servicing of its consumer loan portfolio. Loan collections and delinquencies are managed by utilizing current technology to minimize account delinquencies and maximize cash flow. The Company generally sells or securitizes a substantial portion of the consumer loans it generates from its customers through conduit and securitization financings. The Company also acts as servicer for consumer loan portfolios, including those sold or securitized through conduit or securitization financings, for which it receives a fee.
Through arrangements with three financial institutions in the United Kingdom, the Company brokers financing for qualified customers who purchase points through its European sales centers.
Basis of Presentation
The following is a list of entities included in the accompanying condensed consolidated financial statements:

AKGI St. Maarten, NV and subsidiaries
Citrus Insurance Company, Inc.
Diamond Resorts (Group Holdings) Plc and subsidiaries
Diamond Resorts Centralized Services Company
Diamond Resorts Corporation
Diamond Resorts Developer and Sales Holding Company and subsidiaries
Diamond Resorts Finance Holding Company and subsidiaries
Diamond Resorts Holdings, LLC
Diamond Resorts Issuer 2008, LLC
Diamond Resorts Management and Exchange Holding Company and subsidiaries
Diamond Resorts Owner Trust 2009-1
Diamond Resorts Owner Trust 2011-1
Diamond Resorts Owner Trust 2013-1
Diamond Resorts Polo Development, LLC
Diamond Resorts Services, LLC
DPM Acquisition, LLC and subsidiaries ("DPMA")
DRI Quorum 2010, LLC ("DRI Quorum") and subsidiaries
George Acquisition Subsidiary, Inc.
ILX Acquisition, Inc. ("ILXA") and subsidiaries
Sunterra Owner Trust 2004-1
Tempus Acquisition, LLC and subsidiaries
Some of the above entities, which include corporations, limited liability companies and partnerships, have several subsidiaries.
On August 31, 2010, the Company acquired from ILX Resorts Incorporated and its affiliates (collectively, "ILX") certain resort management agreements, unsold VOIs and the rights to recover and resell such interests, a portfolio of consumer loans

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

and certain real property and other assets (the “ILX Acquisition”) through its wholly-owned subsidiary ILXA for an aggregate cash purchase price of $30.7 million. In addition, ILXA assumed $4.0 million in liabilities as part of the purchase price. The ILX Acquisition added ten additional resorts to the Company's resort network. The ILX Acquisition was financed through the ILXA Inventory Loan and the ILXA Receivables Loan. See Note 15—Borrowings for definitions and further detail on these borrowings.
On July 1, 2011, the Company acquired from Tempus Resorts International, Ltd. and its subsidiaries certain management agreements, unsold VOIs and the rights to recover and resell such interests, the seller's consumer loan portfolio and certain real property and other assets (the "Tempus Resorts Acquisition") through Mystic Dunes, LLC, a wholly-owned subsidiary of Tempus Acquisition, LLC, for an aggregate cash purchase price of $104.9 million. The Tempus Resorts Acquisition added two resorts to the Company's owner resort network. In order to fund the Tempus Resorts Acquisition, Tempus Acquisition, LLC entered into the Tempus Acquisition Loan, Tempus Receivables Loan and the Tempus Inventory Loan. See Note 15— Borrowings for definitions and further detail on these borrowings.
On May 21, 2012, the Company completed the acquisition of certain assets of Pacific Monarch Resorts, Inc. and certain of its affiliates (the "PMR Acquisition") through DPMA, a wholly-owned special-purpose subsidiary of the Company, whereby DPMA acquired four management contracts, unsold VOIs and the rights to recover and resell such interests, a portfolio of consumer loans and certain real property and other assets for approximately $51.6 million in cash, plus the assumption of specified liabilities related to the acquired assets. The PMR Acquisition added nine locations to the Company's resort network. In order to fund the PMR Acquisition, DPMA entered into the PMR Acquisition Loan, which is collateralized by substantially all of the assets of DPMA. See Note 15—Borrowings for definitions and further detail on this borrowing.
In connection with the closing of the PMR Acquisition, the Company entered into various agreements (the “PMR Service Companies Agreements”) with Monarch Owner Services, LLC, Resort Services Group, LLC and Monarch Grand Vacations Management, LLC (collectively, the “PMR Service Companies”), and the owner of such entities. The PMR Service Companies and the owner of such entities provided management, collection and reservation services for certain of the resorts owned by Pacific Monarch Resorts, Inc. and certain of its affiliates prior to their bankruptcy filing. Pursuant to the PMR Service Companies Agreements, the Company agreed that the PMR Service Companies and the owner of such entities would continue to provide such services to certain resorts and the Collection added to the Company's network by the PMR Acquisition, subject to the Company's oversight, following the consummation of the PMR Acquisition.
On October 5, 2012, the Company completed the acquisition of all of the issued and outstanding shares of Aegean Blue Holdings, Plc (the "Aegean Blue Acquisition") through Diamond Resorts AB Acquisition Ltd, a wholly-owned special-purpose subsidiary of Diamond Resorts (Group Holdings) Plc. Pursuant to the Aegean Blue Acquisition, AB Acquisition Company, Ltd acquired certain management contracts, unsold VOIs and the rights to recover and resell such interests and certain other assets for approximately $6.5 million in cash, amounts that may become payable pursuant to an earn-out clause (which the Company recorded as a contingent liability) and the Company's assumption of specified liabilities related to the acquired assets. The Aegean Blue Acquisition added five resorts located on the Greek Islands of Rhodes and Crete to the Company's resort network. Tempus Acquisition LLC borrowed $6.6 million under the term loan portion of Tempus Acquisition Loan to fund the Aegean Blue Acquisition. See Note 15—Borrowings for definitions and further detail on this borrowing.
On June 12, 2013, the Company entered into an asset purchase agreement with the PMR Service Companies and the owner of such entities to acquire assets from the PMR Service Companies (the "PMR Service Companies Acquisition"). Upon the closing of the PMR Service Companies Acquisition on July 24, 2013, the Company acquired resort management agreements for the resorts and the Collection for which the PMR Service Companies were providing services, as well as accounting services agreements, billing and collection services agreements and other assets of the PMR Service Companies for $47.8 million in cash. See Note 23—Subsequent Events for further detail.
On July 1, 2013, the Company entered into an agreement to acquire all of the equity interests of Island One, Inc. and Crescent One, LLC (together, the “Island One Companies”). On July 24, 2013, the Company completed the acquisition of the Island One Companies and paid the purchase price of an aggregate of 5,236,251 shares of common stock to the owner of the Island one Companies (the "Island One Equityholder") and two individuals designated by the Island One Equityholder. These shares represent an aggregate purchase price of $73.3 million. The Island One Equityholder and such individuals also received, in a distribution of cash from the Island One Companies, an aggregate amount in cash of $1.75 million as a result of the Island One Companies' excess working capital and excess accrual for certain bad debt expenses. Upon the closing of this acquisition, the Company acquired management contracts, unsold VOIs, a portfolio of consumer loans and other assets owned by the Island One Companies, adding nine additional managed resorts in Florida to the Company's resort network and more than 25,000 owner-families to its ownership base (the “Island One Acquisition”). The Island One Companies operated a vacation ownership, hospitality and resort management business that emerged from Chapter 11 bankruptcy in July 2011. Since their emergence, the Company has provided sales and marketing services and HOA management oversight services to Island One,

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

Inc., and on May 8, 2013, the Company entered into definitive documents to operate the business of the Island One Companies prior to the closing of the Island One Acquisition. See Note 23—Subsequent Events for further detail.
The accompanying condensed consolidated financial statements do not include the operations that the Company acquired in connection with the PMR Service Companies Acquisition or the Island One Acquisition, as these acquisitions occurred subsequent to June 30, 2013.
The accompanying condensed consolidated financial statements of Diamond Resorts Parent, LLC and its subsidiaries have been prepared in accordance with accounting policies described in the Final Prospectus. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted, although the Company believes that the disclosures are adequate to ensure the information presented is not misleading. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal and recurring nature. The accompanying condensed consolidated financial statements should be reviewed in conjunction with the Company's annual consolidated financial statements included in the Final Prospectus. Operating results for the six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

Note 2	— Summary of Significant Accounting Policies
         Significant accounting policies are those policies that, in management's view, are most important in the portrayal of the Company's financial condition and results of operations. The methods, estimates and judgments that the Company uses in applying its accounting policies have a significant impact on the results that it reports in the financial statements. Some of these critical accounting policies require the Company to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. Those critical accounting policies and estimates that require the most significant judgment are discussed further below.
Principles of Consolidation—The accompanying condensed consolidated financial statements include all subsidiaries of the Company. All significant intercompany transactions and balances have been eliminated from the accompanying condensed consolidated financial statements.
Use of Estimates—The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, the Company evaluates its estimates and assumptions, including those related to revenue, bad debts and income taxes. These estimates are based on historical experience and on various other assumptions that management believes are reasonable under the circumstances. The results of the Company's analysis form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and the impact of such differences may be material to the Company's consolidated financial statements.
Significant estimates were used by the Company to estimate the fair value of the assets acquired and liabilities assumed in the ILX Acquisition, the Tempus Resorts Acquisition, the PMR Acquisition and the Aegean Blue Acquisition during the periods presented. These estimates included projections of future cash flows derived from sales of VOIs, mortgages and contracts receivable, member relationship lists, management services revenue and rental income. Additionally, the Company made significant estimates of costs associated with such projected revenues including but not limited to loan defaults, recoveries and discount rates. The Company also made significant estimates which include: (i) allowance for loan and contract losses and provision for uncollectible Vacation Interest sales revenue; (ii) estimated useful lives of property and equipment; (iii) estimated useful lives of intangible assets acquired; (iv) estimated costs to build or acquire any additional Vacation Interests, estimated total revenues expected to be earned on a project, related estimated provision for uncollectible Vacation Interest sales revenue and sales incentives, estimated projected future cost and volume of recoveries of VOIs, estimated sales price per point and estimated number of points sold used to allocate certain unsold Vacation Interests to Vacation Interest cost of sales under the relative sales value method; and (v) the valuation allowance recorded against deferred tax assets. It is at least reasonably possible that a material change in one or more of these estimates may occur in the near term and that such change may materially affect actual results.
The Company records Vacation Interest cost of sales using the relative sales value method in accordance with the provisions of Accounting Standards Codification ("ASC") 978, "Real Estate - Time-Sharing Activities ("ASC 978"), which requires the Company to make significant estimates which are subject to significant uncertainty. See Note 2—Summary of Significant Accounting Policies to the consolidated financial statements as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010 (the "Annual Financial Statements") included in the Final Prospectus for a description of revenue recognition criteria.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

Vacation Interest sales, net of provision, consists of the following for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Vacation Interest Sales	$119,647	$70,576	$217,987	$129,263
Provision for uncollectible Vacation Interest sales revenue	(9,208)	(5,702)	(15,880)	(9,817)
Vacation Interest sales, net of provision	$110,439	$64,874	$202,107	$119,446

See Note 2—Summary of Significant Accounting Policies to the Annual Financial Statements included in the Final Prospectus for further detail on the Company's significant accounting policies.

Recently Issued Accounting Pronouncements
There have been no new accounting pronouncements issued that affect the Company since the quarter ended March 31, 2013.

Note 3	— Concentrations of Risk
 Credit Risk—The Company is exposed to on-balance sheet credit risk related to its mortgages and contracts receivable. The Company offers financing to the buyers of VOIs at the Company’s resorts. The Company bears the risk of defaults on promissory notes delivered to it by buyers of VOIs. If a buyer of VOIs defaults, the Company generally attempts to resell such VOIs by exercise of a power of sale. The associated marketing, selling, and administrative costs from the original sale are not recovered, and such costs must be incurred again to resell the VOIs. Although in many cases the Company may have recourse against a buyer of VOIs for the unpaid price, certain states have laws that limit the Company’s ability to recover personal judgments against customers who have defaulted on their loans. Accordingly, the Company has generally not pursued this remedy.
The Company maintains cash, cash equivalents, cash in escrow, and restricted cash with various financial institutions. These financial institutions are located throughout Europe, North America and the Caribbean. A significant portion of the unrestricted cash is maintained with a select few banks and is, accordingly, subject to credit risk. Periodic evaluations of the relative credit standing of financial institutions maintaining the deposits are performed to evaluate and mitigate, if necessary, any credit risk.
 Availability of Funding Sources—The Company has historically funded mortgages and contracts receivable and unsold Vacation Interests with borrowings through its financing facilities, sales of mortgages and contracts receivable and internally generated funds. Borrowings are in turn repaid with the proceeds received by the Company from repayments of such mortgages and contracts receivable. To the extent that the Company is not successful in maintaining or replacing existing financings, it would have to curtail its sales and marketing operations or sell assets, thereby resulting in a material adverse effect on the Company’s results of operations, cash flows and financial condition.
 Geographic Concentration—Currently, portions of the Company's consumer loan portfolio are concentrated in certain geographic regions within the U.S. As of June 30, 2013, the Company's loans to California, Arizona and Florida residents constituted 27.1%, 9.3% and 5.0%, respectively, of the consumer loan portfolio. The deterioration of the economic condition and financial well-being of the regions in which the Company has significant loan concentrations such as California, Arizona or Florida, could adversely affect its consumer loan portfolio, business and results of operations. No other state or foreign country concentration accounted for in excess of 5.0% of the portfolio. The credit risk inherent in such concentrations is dependent upon regional and general economic stability, which affects property values and the financial well-being of the borrowers.
Interest Rate Risk—Since the Company’s indebtedness bears interest at variable rates, any increase in interest rates beyond amounts covered under the Company’s interest rate cap agreements, particularly if sustained, could have a material adverse effect on the Company’s results of operations, cash flows and financial position.
The Company derives net interest income from its financing activities because the interest rates it charges its customers who finance the purchase of their VOIs exceed the interest rates the Company pays to its lenders. Since the Company’s customer receivables generally bear interest at fixed rates, increases in interest rates will erode the spread in interest rates that the Company has historically obtained.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

In July 2010, the Company entered into an interest rate cap agreement ("2010 Cap Agreement") to manage its exposure to interest rate increases. During the year ended December 31, 2012, the Company entered into a series of interest rate cap agreements to further limit its exposure to interest rate increases (collectively, "2012 Cap Agreements"). The following table presents certain information regarding the 2010 Cap Agreement and the 2012 Cap Agreements:

	Cap Effective Date	Termination Date	Strike Rate	Interest Rate Type	Notional Amount

July 2010 cap agreement	July 30, 2010	July 20, 2013	5.5%	1-month LIBOR	$30.0	million
June 2012 cap agreement	June 20, 2012	July 20, 2013	5.5%	1-month LIBOR	$5.0	million
July 2012 cap agreement	July 20, 2012	July 20, 2013	5.5%	1-month LIBOR	$10.0	million
September 2012 cap agreement	September 4, 2012	July 20, 2013	5.5%	1-month LIBOR	$10.0	million
October 2012 cap agreement	October 22, 2012	July 20, 2013	5.5%	1-month LIBOR	$10.0	million
December 2012 cap agreement	December 28, 2012	July 20, 2013	5.5%	1-month LIBOR	$2.5	million
As of June 30, 2013, the fair value of these derivative assets was calculated to be $0 based on valuation reports provided by counterparties.
As of June 30, 2013, the Company had $62.1 million outstanding under its Conduit Facility (see Note 15—Borrowings for the definition of the Conduit Facility). This outstanding balance was covered by the 2010 Cap Agreement. See Note 18—Fair Value Measurements for further detail.
The 2010 Cap Agreement and the 2012 Cap Agreements expired on July 20, 2013. On July 20, 2013, as required by the Conduit Facility, the Company entered into an interest rate swap agreement (“Credit Suisse Swap”) that matures on July 20, 2023 to manage its exposure to the fluctuation in interest rates. The Company pays interest at a fixed rate of 2.18% based on a floating notional amount according to a pre-determined amortization schedule and receives interest based on three-month floating LIBOR. See Note 23—Subsequent Events for further detail.

Note 4	— Cash in Escrow and Restricted Cash
Cash in escrow and restricted cash as of the dates presented below consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Securitization and Funding Facilities collection and reserve cash	$20,039	$15,416
Collected on behalf of HOAs and other	19,835	11,617
Escrow	9,675	8,134
Rental Trust	8,883	6,040
Bonds and deposits	1,089	1,104
Total cash in escrow and restricted cash	$59,521	$42,311

Note 5	— Mortgages and Contracts Receivable and Allowance for Loan and Contract Losses
The Company provides financing to purchasers of VOIs at North American sales centers that are collateralized by their VOIs. Eligibility for this financing is determined based on the customers’ FICO credit scores. As of June 30, 2013, the mortgages and contracts receivable bore interest at fixed rates between 0.0% and 21.5%. The term of the mortgages and contracts receivable are from one year to fifteen years and may be prepaid at any time without penalty. The weighted average interest rate of outstanding mortgages and contracts receivable was 15.5% and 15.7% as of June 30, 2013 and December 31, 2012, respectively.
The Company charges off mortgages and contracts receivable upon the earliest of (i) cancellation or foreclosure proceedings; or (ii) the customer's account becoming over 180 days delinquent. Once a customer has made six timely payments following the event leading to the charge-off, the charge-off is reversed. A default in a customer's initial payment results in a rescission of the sale. All collection and foreclosure costs are expensed as incurred. Mortgages and contracts receivable between 90 and 180 days past due as of both June 30, 2013 and December 31, 2012 was 2.6% of gross mortgages and contracts receivable.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

Mortgages and contracts receivable originated by the Company are recorded net of deferred loan and contract origination costs, and the related allowance for loan and contract losses. Loan and contract origination costs incurred in connection with providing financing for VOIs are capitalized and amortized over the estimated life of the mortgages or contracts receivable based on historical prepayments as a decrease to interest revenue using the effective interest method. Amortization of deferred loan and contract origination costs charged to interest revenue was $1.3 million and $0.8 million for the three months ended June 30, 2013 and 2012, respectively, and $2.5 million and $1.5 million for the six months ended June 30, 2013 and 2012, respectively.
The Company recorded a $3.3 million discount on the mortgage pool acquired on April 27, 2007 in connection with the Sunterra Merger, which discount is being amortized over the life of the related acquired mortgage pool. As of June 30, 2013 and December 31, 2012, the net unamortized discount on this acquired mortgage pool was $0.3 million and $0.3 million, respectively. During the three months and the six months ended June 30, 2013 and 2012, the Company recorded a de minimis amount in amortization as an increase to interest revenue.
The Company recorded a $0.8 million premium on the purchased Mystic Dunes mortgage pool that was part of the Tempus Resorts Acquisition and is being amortized over the life of the related acquired mortgage pool. As of June 30, 2013 and December 31, 2012, the net unamortized premium was $0.4 million and $0.5 million, respectively. During the three months ended June 30, 2013 and 2012, the Company recorded a de minimis amount of amortization as a decrease to interest revenue. During the six months ended June 30, 2013, amortization of $0.1 million was recorded as a decrease to interest revenue. During the six months ended June 30, 2012, amortization of $0.9 million was recorded as an increase to interest revenue.
The Company recorded a $0.1 million premium on May 21, 2012 on the mortgage pool purchased in the PMR Acquisition and is being amortized over the life of the related acquired mortgage pool. As of June 30, 2013 and December 31, 2012, the net unamortized premium was $0.1 million and $0.1 million, respectively. During the three months ended June 30, 2013 and 2012, no amortization was recorded as a decrease to interest revenue. During the six months ended June 30, 2012, amortization of a de minimis amount was recorded as a decrease to interest revenue, and during the six months ended June 30, 2013, no amortization was recorded as a decrease to interest revenue.
Mortgages and contracts receivable, net, as of the dates presented below consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Mortgages and contracts receivable, acquired — the Sunterra Merger	$24,106	$30,721
Mortgages and contracts receivable, contributed	785	1,337
Mortgages and contracts receivable, originated	330,249	290,264
Mortgages and contracts receivable, purchased	53,280	64,932
Mortgages and contracts receivable, gross	408,420	387,254
Allowance for loan and contract losses	(87,193)	(83,784)
Deferred profit on Vacation Interest transactions	(2,612)	(6,113)
Deferred loan and contract origination costs, net of accumulated amortization	5,708	4,810
Inventory value of defaulted mortgages that were previously contributed or acquired	10,568	10,512
Premium on mortgages and contracts receivable, net of accumulated amortization	472	564
Discount on mortgages and contracts receivable, net of accumulated amortization	(287)	(311)
Mortgages and contracts receivable, net	$335,076	$312,932
As of June 30, 2013 and December 31, 2012, $361.9 million and $340.4 million, respectively, of the gross amount of mortgages and contracts receivable were collateralized against the Company’s various debt instruments included in "Securitization notes and Funding Facilities" caption in the accompanying condensed consolidated balance sheets. See Note 15—Borrowings for further detail.
Deferred profit on Vacation Interest transactions represents the revenues less the related direct costs (sales commissions, sales incentives, cost of sales and allowance for loan losses) related to sales that do not qualify for revenue recognition under the provisions of ASC 978. See Note 2—Summary of Significant Accounting Policies to the Annual Financial Statements included in the Final Prospectus for description of revenue recognition criteria.
Inventory value of defaulted mortgages that were previously contributed and acquired represents the inventory underlying mortgages that have defaulted. Upon recovery of the inventory, the value is transferred to unsold Vacation Interests, net.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

Activity in the allowance for loan and contract losses associated with mortgages and contracts receivable as of the dates presented below consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Balance, beginning of period	$84,907	$82,136	$83,784	$94,478
Provision for uncollectible Vacation Interest sales revenue	8,993	6,464	15,469	10,578	(a)
Provision for purchased portfolios	—	3,174	—	3,174
Adjustment for purchased portfolios	—	—	—	(10,380)	(b)
Mortgages and contracts receivable charged off	(7,465)	(12,083)	(13,868)	(22,153)
Recoveries	758	1,217	1,831	5,198
Effect of translation rate	—	(7)	(23)	6
Balance, end of period	$87,193	$80,901	$87,193	$80,901
_____________
(a) The provision for uncollectible Vacation Interest sales revenue in the table above showing activity in the allowance for loan and contract losses associated with mortgages and contracts receivable is exclusive of ASC 978 adjustments related to deferred revenue as well as adjustments for the rescission period required under applicable law. The ASC 978 adjustments increased the provision for uncollectible Vacation Interest sales revenue by $0.3 million for the three months ended June 30, 2013 and decreased the provision by $0.6 million for the three months ended June 30, 2012. The ASC 978 adjustments increased the provision for uncollectible Vacation Interest sales revenue by $0.7 million for the six months ended June 30, 2013 and decreased the provision by $0.5 million for the six months ended June 30, 2012. The adjustments for the rescission period decreased the provision for uncollectible Vacation Interest sales revenue by a de minimis amount and $0.2 million for the three months ended June 30, 2013 and 2012, respectively. The adjustments for the rescission period decreased the provision for uncollectible Vacation Interest sales revenue by $0.3 million and $0.3 million for the six months ended June 30, 2013 and 2012, respectively.

(b) The Company adjusted the components of mortgages and contracts receivable, net, based on the final appraisal related to the Tempus Resorts Acquisition in accordance with ASC 978. In connection with the preparation of the final appraisal and purchase accounting, the Company further reviewed and analyzed the historic static pool recovery data. Based on this further review and analysis, the static pool model created in connection with the Tempus Resort Acquisition and the resulting final distribution of the fair market value in accordance with ASC 978 was completed during the quarter ended March 31, 2012. This redistribution resulted in an adjustment that reduced the charge-offs reflected in the allowance for loan and contract losses by $10.4 million, decreased the inventory value of defaulted mortgages that were previously acquired by $3.7 million and reduced the premium on mortgages and contracts receivable by $6.7 million. This adjustment did not have any impact on the fair value or the total mortgages and contracts receivable, net, reported in the accompanying condensed consolidated balance sheets as of June 30, 2013 and December 31, 2012.

A summary of credit quality as of the dates presented below is as follows (in thousands):

FICO Scores	June 30, 2013	December 31, 2012
>799	$33,100	$31,199
700 – 799	197,746	181,456
600 – 699	133,869	127,423
<600	24,084	24,686
No FICO Scores	19,621	22,490
	$408,420	$387,254
FICO credit scores were updated as of March 31, 2013 for all mortgages and contracts receivable.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

Note 6	— Transactions with Related Parties
Due from Related Parties, Net, and Due to Related Parties, Net
Amounts due from related parties, net, and due to related parties, net, consist primarily of transactions with HOAs or Collections for which the Company acts as the management company. Due from related parties, net, transactions include management fees for the Company’s role as the management company, certain expenses reimbursed by HOAs and Collections, and the allocation of a portion of the Company’s Vacation Interest carrying costs, management and member services, consolidated resort operations, loan portfolio and general and administrative expenses according to a pre-determined schedule approved by the board of directors at each HOA and Collection. Due to related parties, net, transactions include (i) the amounts due to HOAs under inventory recovery agreements the Company enters into regularly with certain HOAs and similar agreements with the Collections pursuant to which the Company recaptures VOIs, either in the form of vacation points or vacation intervals, and brings them into the Company’s inventory for sale to customers; (ii) the maintenance fee and assessment fee liability owed to HOAs for intervals or to the Collections for points owned by the Company (this liability is recorded on January 1 of each year for the entire amount of annual maintenance and assessment fees and is relieved throughout the year by the payments remitted to the HOAs and the Collections; these maintenance and assessment fees are also recorded as prepaid expenses and other assets in the accompanying condensed consolidated balance sheets and amortized ratably over the year); (iii) cleaning fees owed to the HOAs for room stays incurred by the Company’s customers; (iv) subsidy liabilities according to a developer guarantee at a resort; in addition, the Company carries subsidy liabilities owed to certain HOAs to fund the negative cash flows at these HOAs according to certain subsidy agreements which have been terminated; and (v) miscellaneous transactions with other non-HOA related parties.
Amounts due from related parties and due to related parties, some of which are due on demand, carry no interest. Due to the fact that the right of offset exists between the Company and the HOAs and the Collections, the Company evaluates amounts due to and from each HOA and Collection at each reporting period to present the balances as either a net due to or a net due from related parties for each HOA and Collection in accordance with the requirements of ASC 210, "Balance Sheet— Offsetting."
Due from related parties, net, as of the dates presented below consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Amounts due from HOAs	$25,913	$13,346
Amounts due from Collections	5,713	8,970
Amounts due from other	1,097	679
Total due from related parties, net	$32,723	$22,995

Due to related parties, net, as of the dates presented below consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Amounts due to HOAs	$46,272	$33,441
Amounts due to Collections	48,898	30,563
Amounts due to other	308	200
Total due to related parties, net	$95,478	$64,204
Guggenheim Relationship

Two members of the Company's board, Messrs. Zachary Warren and Scott Minerd, are principals of Guggenheim
Partners, LLC ("Guggenheim"), an affiliate of the DRP Holdco, LLC (the "Guggenheim Investor"), a significant investor in the
Company. Pursuant to an agreement with the Company, Guggenheim Partners, LLC has the right to appoint two members to the Company's board, subject to certain security ownership thresholds, and Messrs. Warren and Minerd have served as members of the Company's board as the appointees of Guggenheim Partners, LLC.
In connection with the amendment and restatement of the Company's Conduit Facility on April 11, 2013, an affiliate of Guggenheim became a commercial paper conduit for the Conduit Facility. Also, another affiliate of Guggenheim is currently an investor in the Company's DROT 2009 Notes, DROT 2011 Notes and Senior Secured Notes. See Note 15—Borrowings for the definition of and more detail regarding these borrowings.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

On July 1, 2011, the Company completed the Tempus Resorts Acquisition. In order to fund this acquisition, Tempus Acquisition, LLC entered into the Tempus Acquisition Loan with Guggenheim Corporate Funding, LLC. See Note 15— Borrowings for the definition of and more detail on the Tempus Acquisition Loan. During the three months ended June 30, 2013, Tempus Acquisition, LLC made an aggregate of approximately $1.2 million in interest payments and approximately $2.6 million in principal payments on the Tempus Acquisition Loan. During the three months ended June 30, 2012, Tempus Acquisition, LLC made an aggregate of approximately $1.0 million in interest payments and $4.7 million in principal payments on the Tempus Acquisition Loan. During the six months ended June 30, 2013, Tempus Acquisition, LLC made an aggregate of approximately $2.4 million in interest payments and approximately $5.2 million in principal payments on the Tempus Acquisition Loan. During the six months ended June 30, 2012, Tempus Acquisition, LLC made an aggregate of approximately $2.1 million in interest payments and $6.2 million in principal payments on the Tempus Acquisition Loan. On July 24, 2013, the outstanding principal balance under the Tempus Acquisition Loan, along with accrued and unpaid interest and exit fees, was paid off in full using an aggregate of $50.0 million in proceeds from the IPO. See Note 23—Subsequent Events for further detail.
On May 21, 2012, the Company completed the PMR Acquisition. In order to fund this acquisition, DPMA entered into the PMR Acquisition Loan with Guggenheim Corporate Funding, LLC. See Note 15—Borrowings for the definition of and more detail on the PMR Acquisition Loan. During the three months ended June 30, 2013, DPMA made an aggregate of approximately $1.5 million in interest payments and approximately $3.1 million in principal payments on the PMR Acquisition Loan. During the six months ended June 30, 2013, DPMA made an aggregate of approximately $3.0 million in interest payments and approximately $5.3 million in principal payments on the PMR Acquisition Loan. During each of the three and six months ended June 30, 2012, DPMA made an aggregate of approximately $0.7 million in interest payments and zero in principal payments on the PMR Acquisition Loan. On July 24, 2013, the outstanding principal balance under the PMR Acquisition Loan, along with accrued and unpaid interest and exit fees, was paid off in full using an aggregate of $62.1 million in proceeds from the IPO. See Note 23—Subsequent Events for further detail.

Note 7	— Other Receivables, Net
Other receivables, net, as of the dates presented below consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Mini-vacation and sampler programs receivable, net of allowance of $389 and $427, respectively	$10,551	$9,512
Mortgage/contracts interest receivable	4,117	4,398
Rental receivables and other resort management-related receivables, net of allowance of $694 and $1,210, respectively	3,992	2,935
Owner maintenance fee receivable, net of allowance of $3,527 and $2,993, respectively	3,321	2,230
Tax refund receivable	2,252	2,239
THE Club dues receivable, net of allowance of $12,525 and $15,034, respectively	1,961	22,012
Insurance claims receivable	673	54
Other receivables	3,792	2,669
Total other receivables, net	$30,659	$46,049

Note 8	— Prepaid Expenses and Other Assets, Net
The nature of selected balances included in prepaid expenses and other assets, net, includes:

Unamortized maintenance fees—prepaid annual maintenance fees billed by the HOAs and the Collections for resorts included in the Company's resort network that are managed by the Company on unsold Vacation Interests owned by the Company, which are charged to expense ratably over the year.
Deferred commissions—commissions paid to sales agents related to deferred mini-vacations and sampler program revenue, which are charged to advertising, sales and marketing expense as the associated revenue is recognized. Sampler programs allow purchasers to utilize vacation points during a trial period.
Prepaid member benefits and affinity programs—usage rights of THE Club members exchanged for a variety of products and travel services, including airfare, cruises and excursions, amortized ratably over the year.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

Vacation Interest purchases in transit—open market purchases of vacation points from prior owners for which the titles have not been officially transferred to the Company. These Vacation Interest purchases in transit are reclassified to unsold Vacation Interests, net, upon successful transfer of title.
Unamortized exchange fees—unamortized portion of the amount paid to Interval International, Inc. ("Interval International") for THE Club members' memberships with Interval International, amortized ratably over the year.
Deferred inventory recovery agreements—unamortized portion of non-capitalized amount recovered pursuant to inventory recovery agreements between the Company and certain HOAs and Collections. The unamortized portion is charged to expense ratably over the year.
Prepaid maintenance fees—prepaid annual maintenance fees billed by the HOAs at the resorts included in the Company's resort network, but which are not managed by the Company, on unsold Vacation Interests owned by the Company, which are charged to expense ratably over the year.
Prepaid rent—portion of rent paid in advance and charged to expense in accordance with lease agreements.
Prepaid expenses and other assets, net, as of the dates presented below consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Unamortized maintenance fees	$34,566	$—
Debt issuance costs, net	23,087	22,143
Deferred commissions	10,684	8,881
Prepaid member benefits and affinity programs	7,586	3,881
Vacation Interest purchases in transit	7,168	3,262
Unamortized exchange fees	4,733	—
Deposits and advances	4,146	3,848
Prepaid insurance	3,923	2,382
Prepaid professional fees	3,487	1,231
Other inventory/consumables	3,468	3,299
Deferred inventory recovery agreements	2,548	—
Prepaid sales and marketing costs	1,562	798
Prepaid maintenance fees	983	4,208
Assets to be disposed (not actively marketed)	495	526
Prepaid rent	323	296
Other	4,754	3,269
Total prepaid expenses and other assets, net	$113,513	$58,024

With the exception of Vacation Interest purchases in transit and assets to be disposed (not actively marketed), prepaid expenses are expensed as the underlying assets are utilized or amortized. Debt issuance costs incurred in connection with obtaining funding for the Company have been capitalized and are being amortized over the lives of the related funding agreements as a component of interest expense using a method which approximates the effective interest method. Amortization of capitalized debt issuance costs included in interest expense was $1.6 million and $1.3 million for the three months ended June 30, 2013 and 2012, respectively, and $3.1 million and $2.5 million for the six months ended June 30, 2013 and 2012, respectively. See Note 15—Borrowings for more detail.
Debt issuance costs, net of amortization, recorded as of June 30, 2013 were comprised of $12.4 million related to the Senior Secured Notes, $2.5 million related to the Diamond Resorts Owners Trust Series 2009-1 Class A and Class B Notes, $2.0 million related to the PMR Acquisition Loan, $1.9 million related to the Diamond Resorts Owners Trust Series 2013-1 Class A and Class B Notes, $1.8 million related to the Conduit Facility, $1.3 million related to the Diamond Resorts Owners Trust Series 2011-1 Notes, $1.0 million related to the Tempus Acquisition Loan and $0.2 million related to the ILXA loans.
Debt issuance costs, net of amortization, recorded as of December 31, 2012 were comprised of $13.2 million related to the Senior Secured Notes, $3.3 million related to the Diamond Resorts Owners Trust Series 2009-1 Class A and Class B Notes, $2.3 million related to the PMR Acquisition Loan, $1.5 million related to the Diamond Resorts Owners Trust Series 2011-1 Notes, $1.2 million related to the Tempus Acquisition Loan, $0.3 million related to the Conduit Facility, $0.3 million related to

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

the ILXA loans, and $0.1 million related to the Tempus Inventory Loan. See Note 15—Borrowings for definition of and more detail on the Company's borrowings.
Debt issuance costs of $2.0 million related to the PMR Acquisition Loan and $0.9 million related to the Tempus Acquisition Loan were written off in July 2013 in connection with the payoff of these loans with proceeds from the IPO. The Company will recognize a charge of $2.9 million to loss from extinguishment of debt in the quarter ending September 30, 2013. In addition, prepaid professional fees as of June 30, 2013 included $2.1 million of deferred costs related to the IPO that will be reclassified to equity in the quarter ending September 30, 2013.

Note 9	— Unsold Vacation Interests, Net
Unsold Vacation Interests, net as of the dates presented below consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Completed unsold Vacation Interests, net	$262,370	$268,007
Undeveloped land	34,367	38,786
Vacation Interest construction in progress	10,876	9,074
Unsold Vacation Interests, net	$307,613	$315,867
Activity related to unsold Vacation Interests, net, for the periods presented below consisted of the following (in thousands):

	Three Months ended June 30,		Six Months ended June 30,
	2013	2012	2013	2012
Balance, beginning of period	$300,488	$256,525	$315,867	$256,805
Vacation Interest cost of sales	(9,000)	7,834	(26,846)	(397)
Inventory recovery activity - North America	20,403	17,383	19,947	17,387
Inventory recovery activity - Europe	543	645	1,391	3,098
Purchases in connection with business combinations	—	36,221	—	36,221
Open market and bulk purchases	1,029	978	1,429	1,249
Accrued bulk purchases	—	—	1,467	—
Capitalized legal, title and trust fees	401	318	1,146	1,051
Construction in progress	1,740	231	2,192	462
Loan default recoveries, net	1,274	(470)	1,961	2,756
Transfers (to) from assets held for sale	(10,151)	1,315	(10,151)	1,315
Effect of foreign currency translation	660	(418)	(1,293)	703
Other	226	150	503	62
Balance, end of period	$307,613	$320,712	$307,613	$320,712
See Note 2—Summary of Significant Accounting Policies to the Annual Financial Statements included in the Final Prospectus for discussions on unsold Vacation Interests, net.
In connection with the ILX Acquisition, the Tempus Resorts Acquisition, the PMR Acquisition and the Aegean Blue Acquisition, the Company acquired $10.1 million, $23.1 million, $30.4 million and $3.5 million, respectively, in unsold Vacation Interests, net.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

Note 10	— Property and Equipment, Net
Property and equipment, net as of the dates presented below consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Land and improvements	$17,019	$16,828
Buildings and leasehold improvements	32,843	32,932
Furniture and office equipment	18,723	16,180
Computer software	21,212	17,370
Computer equipment	11,762	10,358
Construction in progress	378	25
Property and equipment, gross	101,937	93,693
Less accumulated depreciation	(43,474)	(38,573)
Property and equipment, net	$58,463	$55,120
Depreciation expense related to property and equipment was $2.6 million and $1.9 million for the three months ended June 30, 2013 and 2012, respectively, and $5.1 million and $3.8 million for the six months ended June 30, 2013 and 2012, respectively.
Property and equipment are recorded at either cost for assets purchased or constructed, or fair value in the case of assets acquired through business combinations. The costs of improvements that extend the useful life of property and equipment are capitalized when incurred. These capitalized costs may include structural costs, equipment, fixtures and floor and wall coverings. All repair and maintenance costs are expensed as incurred.
Buildings and leasehold improvements are depreciated using the straight-line method over the lesser of the estimated useful lives, which range from four to forty years, or the remainder of the lease terms. Furniture, office equipment, computer software and computer equipment are depreciated using the straight-line method over their estimated useful lives, which range from three to seven years.

Note 11	— Intangible Assets, Net
Intangible assets, net, as of June 30, 2013 consisted of the following (in thousands):

	Gross Carrying Cost	Accumulated Amortization	Net Book Value
Management contracts	$117,170	$(24,912)	$92,258
Member relationships	37,868	(28,976)	8,892
Distributor relationships and other	4,842	(1,032)	3,810
	$159,880	$(54,920)	$104,960
Intangible assets, net, as of December 31, 2012 consisted of the following (in thousands):

	Gross Carrying Cost	Accumulated Amortization	Net Book Value
Management contracts	$117,672	$(20,931)	$96,741
Member relationships	38,017	(26,348)	11,669
Distributor relationships and other	4,866	(778)	4,088
	$160,555	$(48,057)	$112,498
Amortization expense for management contracts is recognized on a straight-line basis over the estimated useful lives ranging from five to twenty-five years. Amortization expense for management contracts was $2.1 million and $1.7 million for the three months ended June 30, 2013 and 2012, respectively, and $4.2 million and $3.0 million for the six months ended June 30, 2013 and 2012, respectively. Amortization expense for member relationships, distributor relationships and other is amortized over the period of time that the relationships are expected to produce cash flows. Amortization expense for member relationships, distributor relationships and other intangibles was $1.4 million and $0.8 million for the three months ended June 30, 2013 and 2012, respectively, and $3.0 million and $1.3 million for the six months ended June 30, 2013 and 2012,

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

respectively. Membership relationships and distributor relationships have estimated useful lives ranging from three to thirty years. However, the Company expects to generate significantly more cash flows during the earlier years of the relationships than the later years. Consequently, amortization expenses on these relationships decrease significantly over the lives of the relationships.
The estimated aggregate amortization expense for intangible assets recorded as of June 30, 2013 is expected to be $13.3 million, $11.7 million, $8.1 million, $7.3 million and $6.5 million for the 12 months ending June 30, 2014 through 2018, respectively.

Note 12 — Assets Held for Sale
Assets held for sale are recorded at the lower of cost or their estimated fair value less cost to sell and are not subject to depreciation. Sale of the assets classified as such is probable, and transfer of the assets is expected to qualify for recognition as a completed sale, generally within one year of the balance sheet date. In October 2011, the Company entered into an agreement with certain affiliates of Pacific Monarch Resorts, Inc., pursuant to which the Company agreed to sell certain completed units at one of the resorts managed by the Company in Mexico for $5.9 million, which is classified as assets held for sale. The Company expects to complete the sale of these units by June 30, 2014. In addition, the Company received an oral offer from a third party to purchase from the Company 19.4 acres of vacant land located in Orlando, Florida during the three months ended June 30, 2013 and entered into a sales agreement on July 11, 2013. At June 30, 2013, the book value of the vacant land was adjusted to $4.0 million from $4.2 million to reflect the sale price and reclassified from unsold Vacation Interests, net, to assets held for sale. The Company recorded a $0.2 million loss on disposal of assets as a result of this transaction.
During the year ended December 31, 2010, the Company made the decision to sell certain resorts and certain units in its European operations. A portion of the units was sold by June 30, 2013.
The $12.1 million balance in assets held for sale as of June 30, 2013 also included the points equivalent of unsold units and resorts that are either held for sale or pending the consummation of sale. As of June 30, 2013, the Company was a party to such sales contracts entered into during 2013, 2012 and 2011 for approximately $0.4 million, $1.1 million and $0.9 million, respectively, of units that were classified as held for sale. The proceeds will be paid over several years and the Company will retain title to the properties until the full amounts due under the sales contracts are received. According to guidance included in ASC 360, "Property, Plant, and Equipment," the sales shall not be considered consummated until all consideration has been exchanged. Consequently, the assets pending consummation of sale will continue to be included in assets held for sale until all proceeds are received.

Note 13 — Accrued Liabilities
The Company records estimated amounts for certain accrued liabilities at each period end. Accrued liabilities are obligations to transfer assets or provide services to other entities in the future as a result of past transactions or events. The nature of selected balances included in accrued liabilities of the Company includes:
Accrued marketing expenses—expenses for travel vouchers and certificates used as sales incentives to buyers as well as attraction tickets as tour incentives. Such vouchers and certificates will be paid for in the future based on actual redemption.
Accrued exchange company fees—estimated liability owed to Interval International for annual dues related to exchange services provided to the Company.
Accrued operating lease liabilities—difference between straight-line operating lease expenses and cash payments associated with any equipment, furniture, or facilities leases classified as operating leases.
Accrued liability related to business combinations—contingent liability associated with an earn-out clause in connection with the Aegean Blue Acquisition.
Deposits on pending sale of assets—deposits that the Company has received in connection with the pending sales of certain assets in its European operations. The sale of these assets has not been consummated due to the fact that not all consideration has been exchanged. These deposits are, therefore, accounted for using the deposit method in accordance with ASC 360, "Property, Plant and Equipment." See Note 12—Assets Held for Sale for further detail.
Accrued contingent litigation liabilities—estimated settlement costs for existing litigation cases.
Accrued call center costs—expenses associated with the outsourced customer service call center operations.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

Accrued liabilities as of the dates presented below consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Accrued interest	$25,228	$23,627
Accrued payroll and related	22,560	22,313
Accrued commissions	11,110	12,021
Accrued marketing expenses	9,653	12,189
Accrued other taxes	9,137	7,165
Accrued exchange company fees	6,704	1,209
Accrued operating lease liabilities	3,607	3,438
Accrued professional fees	3,561	5,472
Accrued liability related to business combinations	3,349	3,400
Accrued insurance	3,090	4,983
Deposits on pending sale of assets	1,353	2,693
Accrued contingent litigation liabilities	980	1,102
Accrued call center costs	395	2,060
Other	5,432	4,779
Total accrued liabilities	$106,159	$106,451

Note 14 — Deferred Revenues
The Company records deferred revenues for payments received or billed but not earned for various activities.
Deferred mini-vacations and sampler programs revenue—sold but unused trial VOIs. This revenue is recognized when the purchaser completes a stay at one of the Company’s resorts or the trial period expires, whichever is earlier. Such revenue is recorded as a reduction to Vacation Interest carrying cost in accordance with ASC 978, with the exception of the Company’s European sampler product and a U.S. fixed-term product, both of which are three years in duration and, as such, are treated as Vacation Interest sales revenue.
Deferred maintenance and reserve fee revenue—maintenance fees billed as of January first of each year and earned ratably over the year for the two resorts in St. Maarten where the Company functions as the HOA. In addition, the owners are billed for capital project assessments to repair and replace the amenities or to reserve the out-of-pocket deductibles for hurricanes and other natural disasters. These assessments are deferred until the refurbishment activity occurs, at which time the amounts collected are recognized as consolidated resort operations revenue, with an equal amount recognized as consolidated resort operations expense.
THE Club deferred revenue—THE Club annual membership fees billed to members (offset by an estimated uncollectible amount) and amortized ratably over a one-year period and optional reservation protection fees recognized over an approximate life of the member's reservation, which is generally six months on average.
Accrued guest deposits—amounts received from guests for future rentals recognized as revenue when earned.
Deferred revenue from an exchange company—unearned portion of a $5.0 million payment that the Company received in 2008 as consideration for granting the exclusive rights to Interval International to provide call center services and exchange services to the Company. In accordance with ASC 605-50, "Revenue Recognition — Customer Payments and Incentives," the $5.0 million will be recognized over the 10-year term of the agreements as a reduction of the costs incurred for the services provided by Interval International.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

Deferred revenues as of the dates presented below consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Deferred mini-vacation and sampler program revenue	$42,881	$33,633
Deferred maintenance and reserve fee revenue	24,701	13,335
THE Club deferred revenue	20,976	41,097
Accrued guest deposits	3,115	2,100
Deferred revenue from an exchange company	2,078	2,350
Deferred amenity fee revenue	1,212	—
Deferred management fees and allocation revenue	368	360
Other	774	958
Total deferred revenues	$96,105	$93,833

Note 15 — Borrowings
Senior Secured Notes. On August 13, 2010, DRC completed the issuance of $425.0 million of principal amount of Senior Secured Notes. The Senior Secured Notes carry an interest rate of 12.0% and were issued with an original issue discount of 2.5%, or $10.6 million. Interest payments are due in arrears on February 15 and August 15 of each year, commencing February 15, 2011. The Senior Secured Notes mature in August 2018 and may be redeemed by DRC at any time pursuant to the terms of the Senior Secured Notes. If DRC redeems, in whole or in part, the Senior Secured Notes prior to August 2014, the redemption price will be the face value of the Senior Secured Notes plus accrued and unpaid interest and an applicable premium. If DRC redeems all or part of the Senior Secured Notes on or after August 2014, the redemption price will be 106% of the face value of the Senior Secured Notes, subject to decreases over the next two years. On July 26, 2013, DRC commenced a tender offer to purchase for cash a portion of its outstanding Senior Secured Notes (the “Tender Offer”). See Note 23—Subsequent Events for more detail on the Tender Offer.
Conduit Facilities, 2009 Securitization, 2011 Securitization, and 2013 Securitization. On November 3, 2008, the Company entered into agreements for its 2008 conduit facility ("Conduit Facility"), pursuant to which it issued secured VOI receivable-backed variable funding notes designated as Diamond Resorts Issuer 2008 LLC Variable Funding Notes in an aggregate principal amount not to exceed $215.4 million, which was decreased to $200.0 million, $73.4 million and $64.6 million on March 27, 2009, October 15, 2009 and August 31, 2010, respectively. On October 14, 2011, the Company entered into an amended and restated Conduit Facility agreement that extended the maturity date of the facility to April 12, 2013. The amendment provided for a $75.0 million, 18-month facility that was annually renewable for 364-day periods at the election of the lenders, bore interest at either LIBOR or the commercial paper rate (having a floor of 0.50%) plus 4.0%, and had a non-use fee of 0.75%. The advance rates on loans receivable in the portfolio were limited to 75% of the face value of the eligible loans. On April 11, 2013, the Company entered into another amended and restated Conduit Facility agreement that extended the maturity date of the facility to April 10, 2015. That amended and restated Conduit Facility provides for a $125.0 million, 24-month facility that is annually renewable for 364-day periods at the election of the lenders, bears interest at either LIBOR or the commercial paper rate (each having a floor of 0.50%) plus 3.25%, and has a non-use fee of 0.75%. The overall advance rate on loans receivable in the portfolio is limited to 85% of the aggregate face value of the eligible loans.
On October 15, 2009, the Company completed the 2009 securitization transaction and issued two consumer loan backed notes designated as the Diamond Resorts Owner Trust ("DROT") 2009 Class A Notes and the DROT Series 2009 Class B Notes, (together, the "DROT 2009 Notes"). The DROT 2009 Class A Notes carry an interest rate of 9.3% and had an initial face value of $169.2 million. The DROT 2009 Class B Notes carry an interest rate of 12.0% and had an initial face value of $12.8 million. The DROT 2009 Notes have a maturity date of March 20, 2026. The net proceeds received were $181.1 million compared to the $182.0 million face value and the Company recorded the $0.9 million difference as an original issue discount on the securitization notes payable. Also on October 15, 2009, the Company used the proceeds from the DROT 2009 Notes to pay down the $148.9 million then-outstanding principal balance under its Conduit Facility, along with requisite accrued interest and fees associated with both conduit facilities.
On April 27, 2011, the Company completed a securitization transaction and issued the DROT 2011 Notes with a face value of $64.5 million ("DROT 2011 Notes"). The DROT 2011 Notes mature on March 20, 2023 and carry an interest rate of 4.0%. The net proceeds were used to pay off in full the $36.4 million then-outstanding principal balance under the Conduit Facility, to pay down approximately $7.0 million of the Quorum Facility (see definition below), to pay requisite accrued

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

interest and fees associated with both facilities, and to pay certain expenses incurred in connection with the issuance of the DROT 2011 Notes, including the funding of a reserve account required thereby.
On January 23, 2013, the Company completed a securitization transaction and issued the DROT Series 2013-1 Class A and B Notes with a face value of $93.6 million (the "DROT 2013 Notes"). The DROT 2013 Notes mature on January 20, 2025 and carry a weighted average interest rate of 2.0%. The net proceeds were used to pay off the $71.3 million then-outstanding principal balance under the Conduit Facility and to pay expenses incurred in connection with the issuance of the DROT 2013 Notes, including the funding of a reserve account required thereby.
Quorum Facility. The Company's subsidiary, DRI Quorum, entered into a Loan Sale and Servicing Agreement (the "LSSA"), dated as of April 30, 2010 (as amended and restated, the “Quorum Facility”) with Quorum Federal Credit Union ("Quorum") as purchaser. The LSSA and related documents provide for an aggregate minimum $40.0 million loan sale facility and joint marketing venture where DRI Quorum may sell eligible consumer loans and in-transit loans to Quorum on a non-recourse, permanent basis, provided that the underlying consumer obligor is a Quorum credit union member. The joint marketing venture has a minimum term of two years, and the LSSA provides for a purchase period of two years. The purchase price payment and the program purchase fee are each determined at the time that the loan is sold to Quorum. To the extent excess funds remain after payment of the sold loans at Quorum’s purchase price, such excess funds are required to be remitted to the Company as a deferred purchase price payment. This transaction did not qualify as a loan sale under U.S. GAAP. The LSSA was amended on April 27, 2012 to increase the aggregate minimum committed amount of the Quorum Facility to $60.0 million. The LSSA was further amended and restated effective as of December 31, 2012 to increase the aggregate minimum committed amount to $80.0 million and to extend the term of the agreement to December 31, 2015; provided that Quorum may further extend the term for additional one-year periods by written notice. As of June 30, 2013, the weighted average purchase price payment was 89.7% of the obligor loan amount and the weighted average program purchase fee was 6.1%.
ILXA Receivables Loan and Inventory Loan. On August 31, 2010, the Company completed the ILX Acquisition through its wholly-owned subsidiary, ILXA. In connection with the ILX Acquisition, ILXA entered into an Inventory Loan and Security Agreement ("ILXA Inventory Loan") and a Receivables Loan and Security Agreement ("ILXA Receivables Loan") with Textron Financial Corporation. The ILXA Inventory Loan is a non-revolving credit facility in the maximum principal amount of $23.0 million with an interest rate of 7.5%. The ILXA Receivables Loan is a receivables facility with an initial principal amount of $11.9 million with an interest rate of 10.0% and is collateralized by mortgages and contracts receivable of ILXA. Both loans mature on August 31, 2015. ILXA and each of its wholly-owned subsidiaries are special-purpose subsidiaries.
Tempus Acquisition Loan and Tempus Resorts Acquisition Financing. On July 1, 2011, the Company completed the Tempus Resorts Acquisition through Mystic Dunes, LLC, a wholly-owned subsidiary of Tempus Acquisition, LLC. In order to fund the Tempus Resorts Acquisition, Tempus Acquisition, LLC entered into a Loan and Security Agreement with Guggenheim Corporate Funding, LLC, as administrative agent for the lenders, which include affiliates of, or funds or accounts managed or advised by, Guggenheim Partners Investment Management, LLC, which is an affiliate of the Guggenheim Investor, and Silver Rock Financial LLC, which is an affiliate of an investor in the Company (the “Tempus Acquisition Loan”). The Tempus Acquisition Loan was collateralized by all assets of Tempus Acquisition, LLC. The Tempus Acquisition Loan was initially in an aggregate principal amount of $41.1 million (which included a $5.5 million revolving loan). The Tempus Acquisition Loan bore interest at a rate of 18.0% (of which an amount equal to not less than 10.0% per annum was paid in cash on a quarterly basis and the remaining accrued amount was to be paid, at Tempus Acquisition, LLC's election, in cash or in kind by adding the applicable accrued amount to principal), and was scheduled to mature on June 30, 2015. In addition, Tempus Acquisition, LLC paid a 2.0% closing fee based on the initial Tempus Acquisition Loan balance as of July 1, 2011 and was also required to make an exit fee payment for up to 10% of the initial Tempus Acquisition Loan balance upon the final payment-in-full of the outstanding balance under the loan. Tempus Acquisition, LLC was required to make principal prepayments equal to (i) on a monthly basis, 40% of the aggregate interval purchase price received by Mystic Dunes, LLC in the prior month, (ii) within one business day of receipt, net participation proceeds payments less amounts attributable to interest paid, generated by Tempus Acquisition, LLC's acquisition of a participating interest in the Tempus Receivables Loan, (iii) 100% of excess cash flow from the Tempus Resorts Acquisition and the Aegean Blue Acquisition, commencing with the quarter ending December 31, 2012, and (iv) $0.3 million, payable monthly, commencing in January 2013. Within 30 days after the end of each calendar year commencing with calendar year 2012, Tempus Acquisition, LLC was also required to make an additional prepayment in an amount equal to the difference between the aggregate principal prepayments paid in the calendar year and $5.0 million, such that a minimum of $5.0 million in aggregate annual principal reductions were made. On September 28, 2012, Tempus Acquisition, LLC amended the Loan and Security Agreement to terminate the revolving loan and transfer the then-outstanding balance under the revolving loan to the term loans. On October 4, 2012, Tempus Acquisition, LLC further amended the Loan and Security Agreement to provide an additional $6.6 million borrowing under the term loans to fund the Aegean Blue Acquisition. The Tempus Acquisition Loan was further amended on November 20, 2012 and December 31, 2012 to increase the term loans by $2.5 million and $5.0 million respectively, to pay separation payments to principals of the Mystic Dunes resorts,

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

and to fund guaranties and indemnities required to be paid to Mystic Dunes, LLC's HOAs. Some of the investment advisory clients of Wellington Management Company, LLP ("Wellington Management Investors") also became lenders under this credit facility in connection with the December 2012 amendment to the Tempus Acquisition Loan.
An aggregate of $7.5 million of the Tempus Acquisition Loan was used by Tempus Acquisition, LLC to purchase a 10% participating interest in the Tempus Receivables Loan, and the remaining proceeds were loaned to Mystic Dunes, LLC pursuant to a Loan and Security Agreement having payment terms identical to the Tempus Acquisition Loan (the "Mystic Dunes Loan"). The Mystic Dunes Loan was collateralized by all assets of Mystic Dunes, LLC. The proceeds of the Mystic Dunes Loan were used to pay off certain existing indebtedness and closing costs associated with the Tempus Resorts Acquisition.
On July 24, 2013, the outstanding principal balance under the Tempus Acquisition Loan, along with accrued and unpaid interest and exit fees, was paid off in full using proceeds from the IPO. In addition, the Mystic Dunes Loan was paid off in full. See Note 23—Subsequent Events for further detail.
On July 1, 2011, Mystic Dunes Receivables, LLC, a subsidiary of Mystic Dunes, LLC, entered into a Loan and Security Agreement with Resort Finance America, LLC (the "Tempus Receivables Loan"). The Tempus Receivables Loan is a receivables credit facility in the amount of $74.5 million, collateralized by mortgages and contracts receivable acquired in the Tempus Resorts Acquisition. All cash flows received from customer payments, including principal, interest and miscellaneous fees (net of contractual servicing costs) are used to pay the principal and accrued interest balances on the Tempus Receivables Loan. In addition, Mystic Dunes Receivables, LLC is required to make additional principal payments in the event the aging status of the receivables in the underlying portfolio does not meet certain requirements. During the six months ended June 30, 2013 and 2012, Mystic Dunes, LLC made additional principal payments of $0.3 million and $0.1 million, respectively, pursuant to this requirement. The Tempus Receivables Loan bears interest at a rate that is the higher of (i) one-month LIBOR plus 7.0% or (ii) 10%, adjusted monthly, and matures on July 1, 2015. Furthermore, the Company is obligated to pay Resort Finance America, LLC an initial defaulted timeshare loans release fee over 36 months from August 2011 through July 2014 ("Notes Payable—RFA fees"). The fee was recorded at fair value as of July 1, 2011 using a discount rate of 10.0%.
Another subsidiary of Mystic Dunes, LLC entered into an Amended and Restated Inventory Loan and Security Agreement with Textron Financial Corporation (the “Tempus Inventory Loan”) in the maximum amount of $4.3 million, collateralized by certain VOI inventory acquired in the Tempus Resorts Acquisition. The Tempus Inventory Loan bears interest at a rate equal to the three-month LIBOR (with a floor of 2.0%) plus 5.5% and matures on June 30, 2016, subject to extension to June 30, 2018. Hereinafter, the Tempus Acquisition Loan, the Mystic Dunes Loan, the Tempus Receivables Loan and the Tempus Inventory Loan are sometimes collectively referred to herein as the "Tempus Loans."
Tempus Acquisition, LLC, Mystic Dunes, LLC and each of their respective wholly-owned subsidiaries are special-purpose subsidiaries.
PMR Acquisition Loan and Inventory Loan. On May 21, 2012, DPMA completed the PMR Acquisition whereby it acquired assets pursuant to an Asset Purchase Agreement, among DPMA and Pacific Monarch Resorts, Inc., Vacation Interval Realty, Inc., Vacation Marketing Group, Inc., MGV Cabo, LLC, Desarrollo Cabo Azul, S. de R.L. de C.V., and Operadora MGVM S. de R.L. de C.V. Pursuant to the Asset Purchase Agreement, DPMA acquired four resort management agreements, unsold VOIs and the rights to recover and resell such interests, a portion of the seller's consumer loans portfolio and certain real property and other assets, for approximately $51.6 million in cash, plus the assumption of specified liabilities related to the acquired assets.
In order to fund the PMR Acquisition, on May 21, 2012, DPMA entered into a Loan and Security Agreement with Guggenheim Corporate Funding, LLC, as administrative agent for the lenders, which include affiliates of, or funds or accounts managed or advised by, Guggenheim Partners Investment Management, LLC, which is an affiliate of the Guggenheim Investor, Wellington Management Company, LLP, including some of the Wellington Management Investors, and Silver Rock Financial LLC, which is an affiliate of an investor in the Company (the “PMR Acquisition Loan”). The PMR Acquisition Loan was collateralized by substantially all of the assets of DPMA. The PMR Acquisition Loan was initially in an aggregate principal amount of $71.3 million (consisting of a $61.3 million term loan and a $10.0 million revolving loan). The PMR Acquisition Loan bore interest at a rate of 18.0% (of which an amount equal to not less than 10.0% per annum was paid in cash on a quarterly basis and the remaining accrued amount was paid, at DPMA's election, in cash or in kind by adding the applicable accrued amount to principal), and was scheduled to mature on May 21, 2016.

The PMR Acquisition Loan provided that, (i) DPMA was required to pay quarterly (a) to the administrative agent, for its own account, an administration fee, and (b) to Guggenheim Corporate Funding, LLC, for the benefit of the lenders with commitments to make revolving loans thereunder, an unused line fee based upon each such lender's commitment to provide revolving loans and the then outstanding principal amount of such lender's revolving loan, (ii) DPMA was required to make

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

certain mandatory monthly and quarterly prepayments of amounts borrowed under the PMR Acquisition Loan, and (iii) on the maturity date for the term loan, if not paid earlier in accordance therewith, DPMA was required to pay an exit fee of up to 10.0% of the initial loan amount. On the closing date for the PMR Acquisition, pursuant to the PMR Acquisition Loan, DPMA paid a closing fee of approximately $2.1 million to the administrative agent and certain lenders party thereto. The proceeds of the PMR Acquisition Loan were used to fund the purchase price for the PMR Acquisition and the associated closing costs.
On September 28, 2012, DPMA amended the Loan and Security Agreement to terminate the revolving loan and transfer the then-outstanding balance under the revolving loan to the term loan.

On July 24, 2013, the outstanding principal balance under the PMR Acquisition Loan, along with accrued and unpaid interest and exit fees, was paid off in full using proceeds from the IPO. See Note 23—Subsequent Events for further detail.
On May 21, 2012, DPMA also entered into an Inventory Loan and Security Agreement (the "DPM Inventory Loan") with RFA PMR LoanCo, LLC. The DPM Inventory Loan provides debt financing for a portion of the purchase price of the defaulted receivables to be purchased by DPMA pursuant to a collateral recovery and repurchase agreement entered into between DPMA and an affiliate of RFA PMR LoanCo, LLC in connection with the PMR Acquisition. The interest rate is a variable rate equal to the sum of LIBOR plus 6.0% per annum, provided that LIBOR is never less than 2.0% or greater than 4.0% per annum.
DPMA and each of its wholly-owned subsidiaries are special-purpose subsidiaries.
Notes Payable. The Company finances premiums on certain insurance policies under unsecured notes. These unsecured notes will mature in September 2013, December 2013 and February 2014, and each carries an interest rate of 3.2% per annum. In addition, the Company purchased certain software licenses during the year ended December 31, 2012 with monthly interest-free payments due for the next two years and this obligation was recorded at fair value using a discount rate of 5.7%.
The following table presents selected information on the Company’s borrowings as of the dates presented below (dollars in thousands):

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

	June 30, 2013						December 31, 2012
	Principal Balance	Weighted Average Interest Rate	Maturity	Gross Amount of Mortgages and Contracts as Collateral	Borrowing / Funding Availability		Principal Balance
Senior Secured Notes	$425,000	12.0%	8/15/2018	$—	$—		$425,000
Original issue discount related to Senior Secured Notes	(7,988)			—	—		(8,509)
Notes payable-insurance policies (2)	4,973	3.2%	Various	—	—		2,366
Notes payable-other (2)	522	5.6%	Various	—	—		872
Total Corporate Indebtedness	422,507			—	—		419,729

PMR Acquisition Loan (1)(2)(3)(4)	59,302	20.6%	5/21/2016	—	—		62,211
Tempus Acquisition Loan (1)(2)(3)(4)	47,575	19.9%	6/30/2015	—	—		50,846
ILXA Inventory Loan (1)(2)(3)	13,075	7.5%	8/31/2015	—	—		15,939
Tempus Inventory Loan (1)(2)(3)	2,641	7.5%	6/30/2016	—	—		2,992
DPM Inventory Loan (1)(2)(3)	3,566	8.0%	Various	—	—		1,267
Note Payable-RFA fees (1)(2)(3)	978	10.0%	6/20/2014	—	—		1,395
Notes payable-other (1)(2)(3)	15	—%	11/18/2015	—	—		18
Total Non-Recourse Indebtedness other than Securitization Notes and Funding Facilities	127,152			—	—		134,668

Diamond Resorts Owners Trust Series 2013-1 (1)	78,095	2.0%	1/20/2025	80,299	—		—
Conduit Facility (1)	62,053	3.8%	4/10/2015	67,528	62,946	(5)	75,000
Quorum Facility (1)	53,701	6.1%	12/31/2015	57,374	26,299	(5)	52,417
Diamond Resorts Owners Trust Series 2009-1 (1)	35,695	9.5%	3/20/2026	75,567	—		50,025
Original issue discount related to Diamond Resorts Owners Trust Series 2009-1	(328)			—	—		(441)
Diamond Resorts Owners Trust Series 2011-1 (1)	30,066	4.0%	3/20/2023	30,743	—		36,849
Original issue discount related to Diamond Resorts Owners Trust Series 2011-1	(268)			—	—		(312)
Tempus Receivables Loan (1)(3)	35,987	10.0%	7/1/2015	47,330	—		44,027
Payments in transit (1)(3)	(1,226)			—	—		(1,150)
10% participation interest (Tempus Acquisition, LLC) (1)(3)	(5,548)			—	—		(5,945)
ILXA Receivables Loan (1)(3)	5,239	10.0%	8/31/2015	3,064	—		5,832
Total Securitization Notes and Funding Facilities	293,466			361,905	89,245		256,302
Total	$843,125			$361,905	$89,245		$810,699

(1) Non-recourse indebtedness
(2) Other notes payable
(3) Borrowing through special-purpose subsidiaries only
(4) Borrowing from lenders, which include affiliates of, or funds or accounts managed or advised by, Guggenheim Partners Investment Management, LLC, which is an affiliate of the Guggenheim Investor
(5) Borrowing / funding availability is calculated as the difference between the maximum commitment amount and the outstanding principal balance; however, the actual availability is dependent on the amount of eligible loans that serve as the collateral for such borrowings.

Borrowing Restrictions and Limitations
All of the Company’s borrowing under the Senior Secured Notes, securitization notes, and Conduit Facility contain various restrictions and limitations that may affect the Company's business and affairs. These include, but are not limited to, restrictions and limitations relating to its ability to incur indebtedness and other obligations, to make investments and

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

acquisitions and to pay dividends. The Company is also required to maintain certain financial ratios and comply with other financial and performance covenants. The failure of the Company to comply with any of these provisions, or to pay its obligations, could result in foreclosure by the lenders of their security interests in the Company’s assets, and could otherwise have a material adverse effect on the Company. The Company was in compliance with all financial covenants as of June 30, 2013.
Liquidity
Historically, the Company has depended on the availability of credit to finance the consumer loans that it provides to its customers for the purchase of their VOIs. Typically, these loans require a minimum cash down payment of 10% of the purchase price at the time of sale. However, selling, marketing and administrative expenses attributable to VOI sales are primarily cash expenses and often exceed the buyer's minimum down payment requirement. Accordingly, the availability of financing facilities for the sale or pledge of these receivables to generate liquidity is a critical factor in the Company's ability to meet its short-term and long-term cash needs. The Company has historically relied upon its ability to sell receivables in the securitization market in order to generate liquidity and create capacity on its conduit facilities and Quorum Facility (together referred to as "Funding Facilities").

Note 16 — Income Taxes
The income tax provision for the three months and six months ended June 30, 2013 and 2012 was determined based on pre-tax book income (loss) (adjusted for book-tax differences) for those periods. However, because the Company includes U.S. entities not taxed at the corporate level, non-U.S. disregarded entities, differences in tax rates between the U.S. and foreign jurisdictions, full valuation allowances on its foreign and domestic net operating losses and other deferred tax assets, and foreign currency and rate change adjustments in calculating its income tax provision, the Company's estimated effective tax rate, for the periods presented, differs significantly from the federal statutory rate of 35%.

Note 17 — Commitments and Contingencies
Lease Agreements
The Company conducts a significant portion of its operations from leased facilities, which include regional and global administrative facilities as well as off-premise booths and tour centers near active sales centers. The longest of these obligations extends into 2019. Many of these agreements have renewal options, subject to adjustments for inflation. In most cases, the Company expects that in the normal course of business, such leases will be renewed or replaced by other leases. Typically, these leases call for a minimum lease payment that increases over the life of the agreement by a fixed percentage or an amount based upon the change in a designated index. All of the facilities lease agreements are classified as operating leases.
In addition, the Company leases office and other equipment under both long-term and short-term lease arrangements, which are generally classified as operating leases.
Purchase Obligations
The Company has entered into various purchase obligations relating to sales center remodeling, property amenity improvement and corporate office expansion projects. The total remaining commitment was $2.8 million as of June 30, 2013.
Litigation and Other
From time to time, the Company or its subsidiaries are subject to certain legal proceedings and claims in the ordinary course of business.
FLRX Litigation
One of the Company's subsidiaries, FLRX, Inc. ("FLRX"), is a defendant in a lawsuit originally filed in July 2003, alleging the breach of certain contractual terms relating to the obligations under a stock purchase agreement for the acquisition of FLRX in 1998, as well as certain violations under applicable consumer protection acts. FLRX currently conducts no operations and has no material assets other than an indirect interest in two undeveloped real estate parcels in Mexico. In January 2010, following a jury trial, a Washington state court entered a judgment against FLRX, awarded plaintiffs damages of $30.0 million plus post-judgment interest at a rate of 12% per annum and attorney's fees of approximately $1.5 million plus accrued interest, and ordered specific performance of certain ongoing contractual obligations pursuant to the breach of contract claim.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

FLRX appealed the verdict. On November 14, 2011, the Company received notice that the Court of Appeals for the State of Washington affirmed the lower court decision upholding the judgment against FLRX. On February 27, 2012, FLRX filed a petition for review with the State Supreme Court. On June 6, 2012, the petition was denied. Any liability in this matter is not covered by insurance. Neither DRC nor any of its other subsidiaries is party to this lawsuit. Sunterra was originally named as a defendant in this matter, but it was later dismissed from the case. It is possible that FLRX may at some point determine to file for protection under the Federal Bankruptcy Code.
In April 2012, the plaintiffs in the FLRX case filed a lawsuit in King County Superior Court in the State of Washington against DRP and DRC. The complaint, which alleges two claims for alter ego and fraudulent conveyance, seeks to hold DRP and DRC liable for the judgment entered against FLRX. Plaintiffs claim that the defendants manipulated the corporate form of FLRX and caused fraudulent transfers of assets from FLRX.
On May 18, 2012, the case was removed to the U.S. District Court for the Western District of Washington, Case No. 2:12-cv-00870. On August 29, 2012, DRC filed an answer to the complaint, denying all material allegations therein and raising various affirmative defenses. On September 24, 2012, the court entered an order dismissing DRP. The court has set the case for trial on December 3, 2013. The parties are currently engaged in discovery. The Company intends to vigorously defend against these claims.
Although the Company believes that it will not have any material liability when these matters are ultimately resolved, there can be no assurance that this will be the case. As of June 30, 2013 the Company had an estimated litigation accrual of $1.0 million in accrued liabilities in the accompanying condensed consolidated balance sheet, which represents the write-down of FLRX’s investment in subsidiaries to $0. Legal fees associated with these cases are expensed as incurred.
St. Maarten Litigation
In December 2004 and January 2005, two separate cases were filed in the Joint Court of Justice of the Netherlands Antilles against AKGI St. Maarten NV ("AKGI"), one of the Company's subsidiaries, challenging AKGI's title to seven whole ownership units at the Royal Palm Resort, and alleging the breach of certain agreements that existed prior to AKGI's acquisition of the resort. AKGI purchased the resort at auction in 1995. Each claimant alleges that, between 1989 and 1991, he purchased certain units from the prior owner of Royal Palm Resort, and that he holds in perpetuity, legal title to, or a leasehold interest in, these respective units and is entitled to a refund of the purchase price and an annual 12% return on the purchase price (which totaled $1.2 million in one case and $1.3 million in the other case). Due to the nature of the AKGI purchase and the underlying St. Maarten laws, the Company believes that the obligations to the claimants would only be enforceable if the agreement between the claimant and AKGI's predecessor was either a timeshare agreement or a lease agreement. AKGI has answered that the claimants' agreements were, in fact, investment contracts, and are therefore not enforceable under St. Maarten law. In February 2011, the case that was pending in the highest and final court of appeal was dismissed as to all claims, with the Company having no obligations, financial or otherwise, to claimant. The other case is currently pending in the intermediate court of appeal. A lien has been placed on AKGI's interest in the Royal Palm Resort while the remaining action is pending.
Hawaii Water Intrusion Assessment and Litigation
In October 2011, the HOA of one of the Company's managed resorts in Hawaii levied a $65.8 million water intrusion assessment to the owners of that resort, of which $9.7 million was assessed to the Company. During the quarter ended December 31, 2011, the Company's portion of the water intrusion assessment was recorded as Vacation Interest carrying cost, net, in the accompanying condensed consolidated statements of operations and comprehensive income (loss) with a corresponding increase to due to related parties, net, in the accompanying condensed consolidated balance sheet. The proceeds of this assessment are being used to repair the water intrusion damage at the resort. In April 2012, the Company was named as a defendant in a putative class action pending in the District Court for the District of Hawaii. The action, brought by five deeded owners and members of one of the Collections managed by the Company, alleges breaches of fiduciary duty and unfair and deceptive trade practices against the Company and certain of its officers and employees and seeks, among other things, to invalidate the water intrusion assessment and enjoin the water intrusion project. In November, 2012, the Company reached an agreement with the named plaintiffs and their counsel to settle the litigation in full, which settlement agreement was approved by the court in May 2013 and has now become final. The settlement did not have a material impact on our financial condition or results of operations.

Note 18 — Fair Value Measurements
ASC 820, Fair Value Measurements ("ASC 820"), defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

measurement date. Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

•	Level 1: Quoted prices for identical instruments in active markets.

•
Level 2: Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs or significant value drivers are observable.

•	Level 3: Unobservable inputs used when little or no market data is available.
As of June 30, 2013 and December 31, 2012, the Company's derivative instruments were the 2010 Cap Agreement and the 2012 Cap Agreements, which had fair values of $0 based on valuation reports provided by counterparties. The 2010 Cap Agreement and the 2012 Cap Agreements were classified as Level 3, based on the fact that the credit risk data used for the valuation is not directly observable and cannot be corroborated by observable market data. The Company’s assessment of the significant inputs to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. See Note 3—Concentrations of Risk for further detail on these cap agreements.
As of June 30, 2013, mortgages and contracts receivable had a balance of $335.1 million, net of allowance. The allowance for loan and contract losses against the mortgages and contracts receivable is derived using a static pool analysis to develop historical default percentages based on FICO scores to apply to the mortgage and contract population. The Company evaluates other factors such as economic conditions, industry trends and past due aging reports in order to determine the adjustments needed to true up the allowance which adjusts the carrying value of mortgages and contracts receivable to management's best estimate of collectibility. As a result, the Company believes that the carrying value of the mortgages and contracts receivable approximated its fair value at June 30, 2013. These financial assets were classified as Level 3 as there is little market data available.
The borrowings under the Senior Secured Notes were classified as Level 2 as of June 30, 2013 based on a quoted price of 110.0 on a restricted bond market as they were not actively traded on the open market.
As of June 30, 2013, the Company’s Conduit Facility, DROT 2009 Notes, DROT 2011 Notes and DROT 2013 Notes were classified as Level 2. The Company believes the fair value of the Conduit Facility approximated its carrying value due to the fact that it was recently amended and, therefore, measured using other significant observable inputs including the current refinancing activities. The fair value of the DROT 2009 Notes, DROT 2011 Notes and DROT 2013 Notes, which the Company believes approximated similar instruments in active markets, was determined with the assistance of an investment banking firm.
As of June 30, 2013, the Quorum Facility, the ILXA Receivables Loan, the ILXA Inventory Loan, the Tempus Acquisition Loan, the Tempus Receivables Loan, the Tempus Inventory Loan, the PMR Acquisition Loan and the DPM Inventory Loan were classified as Level 2 based on an internal analysis performed by the Company utilizing the discounted cash flow model and the quoted prices for identical or similar instruments in markets that are not active.
As of June 30, 2013, the Company believes the fair value of the borrowings under Notes Payable—RFA fees approximated its carrying value, as the carrying value represents the net present value of all future payments using an imputed interest rate of 10%.
As of June 30, 2013, the fair value of all other debt instruments was not calculated, based on the fact that they were either due within one year or were immaterial.
As of December 31, 2012, mortgages and contracts receivable had a balance of $312.9 million, net of allowance. The allowance for loan and contract losses against the mortgages and contracts receivable is derived using a static pool analysis to develop historical default percentages based on FICO scores to apply to the mortgage and contract population. The Company evaluates other factors such as economic conditions, industry trends and past due aging reports in order to determine the adjustments needed to true up the allowance, which adjust the carrying value of mortgages and contracts receivable to management's best estimate of collectibility. As a result, the Company believes that the carrying value of the mortgages and contracts receivable approximated its fair value at December 31, 2012. These financial assets are classified as Level 3 as there is little market data available.
The borrowings under the Senior Secured Notes were classified as Level 2 as of December 31, 2012 based on a quoted price of 109.0 on a restricted bond market, as they were not actively traded on the open market.
As of December 31, 2012, the Company’s Conduit Facility, DROT 2009 Notes and DROT 2011 Notes were classified as Level 2. The Company believes the fair value of the Conduit Facility approximated its carrying value due to the fact that it was recently amended and was, therefore, measured using other significant observable inputs including the current refinancing activities.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

The fair value of the DROT 2009 Notes and DROT 2011 Notes, which the Company believes approximated similar instruments in active markets, was determined with the assistance of an investment banking firm.
As of December 31, 2012, the Quorum Facility, the ILXA Receivables Loan, the ILXA Inventory Loan, the Tempus Acquisition Loan, the Tempus Receivables Loan, the Tempus Inventory Loan, the PMR Acquisition Loan and the DPM Inventory Loan were classified as Level 2 based on an internal analysis performed by the Company utilizing the discounted cash flow model and the quoted prices for identical or similar instruments in markets that are not active.
As of December 31, 2012, the Company believes the fair value of the borrowings under Notes Payable—RFA fees approximated its carrying value as the carrying value represents the net present value of all future payments using an imputed interest rate of 10.0%.
As of December 31, 2012, the fair value of all other debt instruments was not calculated, based on the fact that they were either due within one year or were immaterial.
In accordance with ASC 820, the Company also applied the provisions of fair value measurement to various non-recurring measurements for the Company’s financial and non-financial assets and liabilities and recorded the impairment charges. The Company’s non-financial assets consist of property and equipment, which are recorded at cost, net of depreciation, unless impaired, and assets held for sale, which are recorded at the lower of cost or their estimated fair value less costs to sell.
The carrying values and estimated fair values of the Company's financial instruments as of June 30, 2013 were as follows (dollars in thousands):

	Carrying Value	Total Estimated Fair Value	Estimated Fair Value (Level 2)	Estimated Fair Value (Level 3)
Assets:
Mortgages and contracts receivable, net	$335,076	$335,076	$—	$335,076
Total assets	$335,076	$335,076	$—	$335,076
Liabilities:
Senior Secured Notes, net	$417,012	$467,500	$467,500	$—
Securitization notes and Funding Facilities, net	293,466	304,368	304,368	—
Notes payable	132,647	132,595	132,595	—
Total liabilities	$843,125	$904,463	$904,463	$—

The carrying values and estimated fair values of the Company's financial instruments as of December 31, 2012 were as follows (dollars in thousands):

	Carrying Value	Total Estimated Fair Value	Estimated Fair Value (Level 2)	Estimated Fair Value (Level 3)
Assets:
Mortgages and contracts receivable, net	$312,932	$312,932	$—	$312,932
Total assets	$312,932	$312,932	$—	$312,932
Liabilities:
Senior Secured Notes, net	$416,491	$463,250	$463,250	$—
Securitization notes and Funding Facilities, net	256,302	270,392	270,392	—
Notes payable	137,906	137,769	137,769	—
Total liabilities	$810,699	$871,411	$871,411	$—

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

Note 19 — Equity Transactions
Tempus Warrant (June 2011)
In connection with the funding of the Tempus Acquisition Loan pursuant to the Loan and Security Agreement, dated as of June 30, 2011, among Tempus Acquisition, LLC, the lenders party thereto and Guggenheim Corporate Funding, LLC, which was entered into in connection with the Tempus Resorts Acquisition, DRP issued a warrant (the “Tempus Warrant”) to Guggenheim Corporate Funding, LLC, as administrative agent, for the benefit of the lenders, pursuant to a Warrant Agreement, between DRP and Guggenheim Corporate Funding, LLC. The Tempus Warrant was scheduled to vest and become exercisable, subject to the provisions of the Tempus Warrant described below, upon the sixty-first day (the “Tempus Warrant Exercise Date”) following, among other things, an initial underwritten public offering of the common stock of DRC or of any successor corporation of DRP ("DRP Successor"), a payment default by Tempus Acquisition, LLC (after expiration of applicable grace and care periods) under the Tempus Acquisition Loan, or a sale of DRP or DRC (a " Tempus Warrant Triggering Event"). Following a Tempus Warrant Triggering Event, the Tempus Warrant would become exercisable on the Tempus Warrant Exercise Date as to an aggregate percentage of the fully-diluted outstanding common equity of DRP equal to the quotient of (i) the dollar amount by which the actual total repayments of principal on the Tempus Acquisition Loan from the date of the Tempus Warrant through the day immediately preceding the Tempus Warrant Exercise Date is less than a certain benchmark amount (the “Tempus Benchmark Amount”) as determined pursuant to the terms of the Tempus Warrant, divided by (ii) the fair market value of the common equity of DRP as determined pursuant to the terms of the Tempus Warrant. The purchase price for each common unit of DRP issuable upon exercise of the Tempus Warrant was $0.0001 per common unit. During the 60-day period following a Tempus Warrant Triggering Event, DRP or the DRP Successor, as applicable, would have had the option to purchase the Tempus Warrant from the holder for a cash payment equal to the Tempus Benchmark Amount, less any cash payments made on the Tempus Acquisition Loan from the date of the Tempus Warrant through the date of such Tempus Warrant Triggering Event. The Company determined that the Tempus Warrant had a nominal value as of June 30, 2013 and December 31, 2012. In connection with the Company's payoff of the Tempus Acquisition Loan in full using proceeds from the IPO, the Tempus Warrant was canceled consistent with the terms of the Tempus Acquisition Loan and Security Agreement. See Note 23—Subsequent Events for further detail.
PMR Warrant (May 2012)
In connection with the funding of the PMR Acquisition Loan pursuant to the Loan and Security Agreement, dated as of May 21, 2012, among DPMA, the lenders party thereto and Guggenheim Corporate Funding, LLC, which was entered into in connection with the PMR Acquisition, DRP issued a warrant (the “PMR Warrant”) to Guggenheim Corporate Funding, LLC, as administrative agent, for the benefit of the lenders, pursuant to a Warrant Agreement, between DRP and Guggenheim Corporate Funding, LLC. The PMR Warrant was scheduled to vest and become exercisable, subject to the provisions of the PMR Warrant described below, upon the sixty-first day (the “PMR Warrant Exercise Date”) following, among other things, an initial underwritten public offering of the common stock of DRC or of any DRP Successor, a payment default by DPMA (after expiration of applicable grace and care periods) under the PMR Acquisition Loan, or a sale of DRP or DRC (a "PMR Warrant Triggering Event"). Following a PMR Warrant Triggering Event, the PMR Warrant would become exercisable on the PMR Warrant Exercise Date as to an aggregate percentage of the fully-diluted outstanding common equity of DRP equal to the quotient of (i) the dollar amount by which the actual total repayments of principal on the PMR Acquisition Loan from the date of the PMR Warrant through the day immediately preceding the PMR Warrant Exercise Date is less than a certain benchmark amount (the “PMR Benchmark Amount”) as determined pursuant to the terms of the PMR Warrant, divided by (ii) the fair market value of the common equity of DRP as determined pursuant to the terms of the PMR Warrant. The purchase price for each common unit of DRP issuable upon exercise of the PMR Warrant was $0.0001 per common unit. During the 60-day period following a PMR Warrant Triggering Event, DRP or the DRP Successor, as applicable, would have had the option to purchase the PMR Warrant from the holder for a cash payment equal to the PMR Benchmark Amount, less any cash payments made on the PMR Acquisition Loan from the date of the PMR Warrant through the date of such PMR Warrant Triggering Event. The Company determined that the PMR Warrant had a nominal value as of June 30, 2013 and December 31, 2012. In connection with the Company's payoff of the PMR Acquisition Loan in full using proceeds from the IPO, the PMR Warrant was canceled consistent with the terms of the PMR Acquisition Loan and Security Agreement. See Note 23—Subsequent Events for further detail.
Issuance of Class B Common Units and Stock-Based Compensation (October 2012)
On October 15, 2012, the Company established the Diamond Resorts Parent, LLC 2012 Equity Incentive Plan (the "2012 Plan"), which authorized awards of 112.2 restricted Class B common units ("BCUs") to participants in the 2012 Plan. The

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

BCUs represent a fractional part of the interest in the profits, losses and distributions, but not the capital, of DRP and are non-voting and subject to certain restrictive covenants.
On the same date in October 2012, to mitigate the dilutive effect of the July 2011 recapitalization transaction on Messrs. Cloobeck, Palmer and Kraff, DRP issued 66.3 BCUs under the 2012 Plan to Messrs. Cloobeck, Palmer and Kraff for no cash consideration. These BCUs were 100% vested as of the issuance date. Also on that date, DRP granted BCUs pursuant to the 2012 Plan to Messrs. Bentley and Lanznar and two other participants in the 2012 Plan for no cash consideration, in connection with their provision of services to DRP. These BCUs were also 100% vested on the grant date; however, because these BCUs are tied to service to DRP, they are subject to forfeiture if the grantee’s employment with DRP is terminated for cause and subject to repurchase by DRP (at its option) if the grantee’s employment with DRP is terminated for any reason other than termination by DRP for cause. The BCUs are not entitled to any distributions nor do they have any fair value unless and until the cumulative amount distributed to holders of DRP common units other than BCUs is at least equal to a specified amount. See "Pro Forma Information—IPO-Related Transactions (July 2013)" below for more information on the exchange of DRP BCUs for shares of common stock of DRII.
The Company measured compensation expense related to the BCUs at fair value on the issuance date and recognized this expense in the consolidated statements of operations and comprehensive income (loss). For the year ended December 31, 2012, the Company recognized $3.3 million in such compensation expense based on a weighted-average grant-date fair value of $32,008 per unit.
Pro Forma Information—IPO-Related Transactions (July 2013)
Immediately prior to the consummation of the IPO, DRP was the sole stockholder of DRII. In connection with, and immediately prior to the completion of the IPO, each Class A and Class B member of DRP contributed all of its equity interests in DRP to DRII in return for shares of common stock of DRII. Following this contribution, DRII redeemed the shares of common stock held by DRP and DRP was merged with and into DRII. See “Organizational Structure—Reorganization Transactions” in the Final Prospectus for additional information concerning the Reorganization Transactions.
On July 24, 2013, the Company completed the Island One Acquisition and paid the purchase price of an aggregate of 5,236,251 shares of common stock to Island One Equityholder and two individuals designated by the Island One Equityholder. See Note 23—Subsequent Events for further detail on these IPO-related transactions.
The table below sets forth the Company's equity balances as of June 30, 2013 (in thousands) (i) on an actual basis for DRP and subsidiaries, before giving effect to the Reorganization Transactions, the IPO and the Island One Acquisition; and (ii) on a pro forma basis for DRII and subsidiaries giving effect to these transactions, after deducting the underwriters’ discounts and commissions and the estimated offering expenses.

	Actual	Pro Forma
Members' capital (deficit)	$155,558	$—
Shareholders' equity
Common stock, $0.01 par value per share; 250,000,000 shares authorized and 75,394,118 shares issued and outstanding	—	754
Additional paid-in capital	—	432,784
Accumulated deficit	(217,205)	(217,205)
Accumulated other comprehensive loss	(19,685)	(19,685)
Total members' capital (deficit)	$(81,332)
Total stockholders' equity		$196,648

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

The table below sets forth the Company's net income (in thousands), net income per share and weighted average common shares outstanding for the periods presented on a pro forma basis, giving effect to the Reorganization Transactions, the IPO and the Island One Acquisition:

	Pro Forma
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$17,956	$46,611	$20,229	$37,036

Net income per share:
Basic	$0.24	$0.62	$0.27	$0.49
Diluted	0.24	0.62	0.27	0.49

Weighted average common shares outstanding:
Basic	75,394,118	75,394,118	75,394,118	75,394,118
Diluted	75,394,118	75,394,118	75,394,118	75,394,118

Note 20 — Segment Reporting
The Company presents its results of operations in two segments: (i) Hospitality and Management Services, which includes operations related to the management of resort properties and the Collections, revenue from its operation of THE Club and the provision of other services; and (ii) Vacation Interest Sales and Financing, which includes operations relating to the marketing and sales of Vacation Interests, as well as the consumer financing activities related to such sales. While certain line items reflected on the statement of operations and comprehensive income (loss) fall completely into one of these business segments, other line items relate to revenues or expenses which are applicable to more than one segment. For line items that are applicable to more than one segment, revenues or expenses are allocated by management, which involves significant estimates. Certain expense items (principally corporate interest expense and depreciation and amortization) are not, in management’s view, allocable to either of these business segments as they apply to the entire Company. In addition, general and administrative expenses are not allocated to either of these business segments because, historically, management has not allocated these expenses for purposes of evaluating the Company’s different operational divisions. Accordingly, these expenses are presented under Corporate and Other.
Management believes that it is impracticable to allocate specific assets and liabilities related to each business segment. In addition, management does not review balance sheets by business segment as part of their evaluation of operating segment performances. Consequently, no balance sheet segment reports have been presented.
Information about the Company’s operations in different business segments for the periods presented below is as follows:

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS BY BUSINESS SEGMENT
For the Three Months Ended June 30, 2013 and 2012
(In thousands)
(Unaudited)

	Three Months Ended June 30, 2013				Three Months Ended June 30, 2012

	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total
Revenues:
Management and member services	$31,107	$—	$—	$31,107	$28,295	$—	$—	$28,295
Consolidated resort operations	8,519	—	—	8,519	8,627	—	—	8,627
Vacation Interest sales, net of provision of $0, $9,208, $0, $9,208, $0, $5,702, $0, $5,702, respectively	—	110,439	—	110,439	—	64,874	—	64,874
Interest	—	13,192	415	13,607	—	12,137	375	12,512
Other	2,816	7,385	—	10,201	1,934	5,202	—	7,136
Total revenues	42,442	131,016	415	173,873	38,856	82,213	375	121,444
Costs and Expenses:
Management and member services	8,765	—	—	8,765	8,460	—	—	8,460
Consolidated resort operations	8,845	—	—	8,845	8,224	—	—	8,224
Vacation Interest cost of sales	—	9,000	—	9,000	—	(7,834)	—	(7,834)
Advertising, sales and marketing	—	60,595	—	60,595	—	40,218	—	40,218
Vacation Interest carrying cost, net	—	10,750	—	10,750	—	9,176	—	9,176
Loan portfolio	258	2,496	—	2,754	218	2,165	—	2,383
Other operating	—	2,238	—	2,238	—	1,807	—	1,807
General and administrative	—	—	21,698	21,698	—	—	22,201	22,201
Depreciation and amortization	—	—	6,075	6,075	—	—	4,369	4,369
Interest expense	—	4,106	20,688	24,794	—	4,767	18,452	23,219
Gain on disposal of assets	—	—	(38)	(38)	—	—	(24)	(24)
Adjustment to (gain on) bargain purchase from business combinations	—	—	30	30	—	—	(22,698)	(22,698)
Total costs and expenses	17,868	89,185	48,453	155,506	16,902	50,299	22,300	89,501
Income (loss) before provision (benefit) for income taxes	24,574	41,831	(48,038)	18,367	21,954	31,914	(21,925)	31,943
Provision (benefit) for income taxes	—	—	411	411	—	—	(14,668)	(14,668)
Net income (loss)	$24,574	$41,831	$(48,449)	$17,956	$21,954	$31,914	$(7,257)	$46,611

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS BY BUSINESS SEGMENT
For the Six Months Ended June 30, 2013 and 2012
(In thousands)
(Unaudited)

	Six Months Ended June 30, 2013				Six Months Ended June 30, 2012

	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total
Revenues:
Management and member services	$62,694	$—	$—	$62,694	$55,575	$—	$—	$55,575
Consolidated resort operations	17,139	—	—	17,139	17,161	—	—	17,161
Vacation Interest sales, net of provision of $0, $15,880, $0, $15,880, $0, $9,817, $0, $9,817, respectively	—	202,107	—	202,107	—	119,446	—	119,446
Interest	—	26,050	812	26,862	—	25,464	704	26,168
Other	6,307	12,216	—	18,523	2,816	9,228	—	12,044
Total revenues	86,140	240,373	812	327,325	75,552	154,138	704	230,394
Costs and Expenses:
Management and member services	18,544	—	—	18,544	16,735	—	—	16,735
Consolidated resort operations	16,567	—	—	16,567	15,306	—	—	15,306
Vacation Interest cost of sales	—	26,846	—	26,846	—	397	—	397
Advertising, sales and marketing	—	110,954	—	110,954	—	75,037	—	75,037
Vacation Interest carrying cost, net	—	18,987	—	18,987	—	18,448	—	18,448
Loan portfolio	504	4,755	—	5,259	441	4,293	—	4,734
Other operating	—	2,606	—	2,606	—	2,965	—	2,965
General and administrative	—	—	44,498	44,498	—	—	42,961	42,961
Depreciation and amortization	—	—	12,329	12,329	—	—	8,174	8,174
Interest expense	—	8,184	41,452	49,636	—	9,687	35,463	45,150
Impairments and other write-offs	—	—	79	79	—	—	(11)	(11)
Gain on disposal of assets	—	—	(88)	(88)	—	—	(96)	(96)
Adjustment to (gain on) bargain purchase from business combinations	—	—	30	30	—	—	(22,749)	(22,749)
Total costs and expenses	35,615	172,332	98,300	306,247	32,482	110,827	63,742	207,051
Income (loss) before provision (benefit) for income taxes	50,525	68,041	(97,488)	21,078	43,070	43,311	(63,038)	23,343
Provision (benefit) for income taxes	—	—	849	849	—	—	(13,693)	(13,693)
Net income (loss)	$50,525	$68,041	$(98,337)	$20,229	$43,070	$43,311	$(49,345)	37,036

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

Note 21 — Condensed Consolidating Financial Statements - Guarantor and Non-guarantor
The following condensed consolidating financial statements present, on a supplemental basis, the financial position, results of operations, and statements of cash flow for (i) those subsidiaries of the Company which have been designated "Non-guarantor Subsidiaries" for purposes of the indenture governing the Senior Secured Notes; and (ii) the Company and all of its other subsidiaries. Please see Exhibit 21.1 of this quarterly report on Form 10-Q for a list of the Company's guarantor subsidiaries as of June 30, 2013. The Company's non-guarantor subsidiaries include its European subsidiaries, special-purpose subsidiaries and a wholly-owned captive insurance entity. For purposes of the indenture governing the Senior Secured Notes, the financial position, results of operations, and statements of cash flows of the Company's non-guarantor subsidiaries are excluded from the Company’s financial results to determine whether the Company is in compliance with the financial covenants governing the Senior Secured Notes. Accordingly, management believes that the following presentation is helpful to readers of this quarterly report.

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

CONDENSED CONSOLIDATING BALANCE SHEET June 30, 2013 (In thousands) (Unaudited)

	Diamond Resorts Parent, LLC and Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets:
Cash and cash equivalents	$4,285	$14,562	$—	$18,847
Cash in escrow and restricted cash	35,588	23,933	—	59,521
Mortgages and contracts receivable, net of allowance of $16,536, $70,657, $0 and $87,193, respectively	25,150	309,927	(1)	335,076
Due from related parties, net	140,475	42,178	(149,930)	32,723
Other receivables, net	19,526	11,133	—	30,659
Income tax receivable	22	25	—	47
Prepaid expenses and other assets, net	77,715	49,890	(14,092)	113,513
Unsold Vacation Interests, net	226,584	116,949	(35,920)	307,613
Property and equipment, net	33,603	24,860	—	58,463
Assets held for sale	4,000	8,050	—	12,050
Intangible assets, net	26,591	78,369	—	104,960
Total assets	$593,539	$679,876	$(199,943)	$1,073,472
Liabilities and Member Capital (Deficit):
Accounts payable	$6,021	$6,912	$—	$12,933
Due to related parties, net	77,912	185,268	(167,702)	95,478
Accrued liabilities	69,779	37,351	(971)	106,159
Income taxes payable	—	1,004	—	1,004
Deferred revenues	79,454	16,651	—	96,105
Senior Secured Notes, net of unamortized original issue discount of $7,988, $0, $0 and $7,988, respectively	417,012	—	—	417,012
Securitization notes and Funding Facilities, net of unamortized original issue discount of $0, $596, $0 and $596, respectively	—	293,466	—	293,466
Notes payable	5,480	127,167	—	132,647
Total liabilities	655,658	667,819	(168,673)	1,154,804

Member capital (deficit)	143,085	26,566	(14,093)	155,558
Accumulated deficit	(177,219)	(22,290)	(17,696)	(217,205)
Accumulated other comprehensive (loss) income	(27,985)	7,781	519	(19,685)
Total member (deficit) capital	(62,119)	12,057	(31,270)	(81,332)
Total liabilities and member capital (deficit)	$593,539	$679,876	$(199,943)	$1,073,472

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended June 30, 2013
(In thousands)
(Unaudited)

	Diamond Resorts Parent, LLC and Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Management and member services	$25,142	$9,934	$(3,969)	$31,107
Consolidated resort operations	6,527	1,992	—	8,519
Vacation Interest sales, net of provision of $9,046, $162, $0 and $9,208, respectively	89,016	21,423	—	110,439
Interest	(186)	14,299	(506)	13,607
Other	11,406	12,660	(13,865)	10,201
Total revenues	131,905	60,308	(18,340)	173,873
Costs and Expenses:
Management and member services	7,913	4,081	(3,229)	8,765
Consolidated resort operations	6,983	1,862	—	8,845
Vacation Interest cost of sales	5,494	3,506	—	9,000
Advertising, sales and marketing	47,977	13,345	(727)	60,595
Vacation Interest carrying cost, net	4,566	7,211	(1,027)	10,750
Loan portfolio	2,450	2,794	(2,490)	2,754
Other operating	2,343	3,319	(3,424)	2,238
General and administrative	15,344	6,354	—	21,698
Depreciation and amortization	2,413	3,662	—	6,075
Interest expense	12,447	12,853	(506)	24,794
Loss (gain) on disposal of assets	220	(258)	—	(38)
Adjustment to bargain purchase from business combinations	—	30	—	30
Total costs and expenses	108,150	58,759	(11,403)	155,506
Income (loss) before provision for income taxes	23,755	1,549	(6,937)	18,367
Provision for income taxes	28	383	—	411
Net income (loss)	$23,727	$1,166	$(6,937)	$17,956

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Six Months Ended June 30, 2013
(In thousands)
(Unaudited)

	Diamond Resorts Parent, LLC and Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Management and member services	$51,404	$19,863	$(8,573)	$62,694
Consolidated resort operations	13,054	4,085	—	17,139
Vacation Interest sales, net of provision of $15,427, $453, $0, and $15,880	166,278	35,829	—	202,107
Interest	(279)	28,086	(945)	26,862
Other	21,678	23,623	(26,778)	18,523
Total revenues	252,135	111,486	(36,296)	327,325
Costs and Expenses:
Management and member services	17,580	7,886	(6,922)	18,544
Consolidated resort operations	13,096	3,471	—	16,567
Vacation Interest cost of sales	22,147	4,699	—	26,846
Advertising, sales and marketing	89,939	22,636	(1,621)	110,954
Vacation Interest carrying cost, net	9,091	11,979	(2,083)	18,987
Loan portfolio	4,682	5,589	(5,012)	5,259
Other operating	3,227	5,402	(6,023)	2,606
General and administrative	30,995	13,503	—	44,498
Depreciation and amortization	4,647	7,682	—	12,329
Interest expense	25,262	25,319	(945)	49,636
Impairments and other write-offs	—	79	—	79
Loss (gain) on disposal of assets	221	(309)	—	(88)
Adjustment to bargain purchase from business combinations	—	30	—	30
Total costs and expenses	220,887	107,966	(22,606)	306,247
Income (loss) before provision for income taxes	31,248	3,520	(13,690)	21,078
Provision for income taxes	51	798	—	849
Net income (loss)	$31,197	$2,722	$(13,690)	$20,229

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2013
(In thousands)
(Unaudited)

	Diamond Resorts Parent, LLC and Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Operating activities:
Net income (loss)	$31,197	$2,722	$(13,690)	$20,229
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for uncollectible Vacation Interest sales revenue	15,427	453	—	15,880
Amortization of capitalized financing costs and original issue discounts	1,329	2,474	—	3,803
Amortization of capitalized loan origination costs and net portfolio discounts	2,443	92	—	2,535
Depreciation and amortization	4,647	7,682	—	12,329
Impairments and other write-offs	—	79	—	79
Loss (gain) on disposal of assets	221	(309)	—	(88)
Adjustment to bargain purchase from business combinations	—	30	—	30
Loss on foreign currency exchange	—	218	—	218
Loss (gain) on mortgage repurchase	1	(39)	—	(38)
Gain on insurance settlement	(2,876)	—	—	(2,876)
Changes in operating assets and liabilities excluding acquisitions:
Mortgages and contracts receivable	(9,663)	(30,986)	(3)	(40,652)
Due from related parties, net	(12,951)	(15,977)	19,893	(9,035)
Other receivables, net	14,153	3,338	—	17,491
Prepaid expenses and other assets, net	(26,990)	(26,941)	(90)	(54,021)
Unsold Vacation Interests, net	(10,290)	(7,723)	13,659	(4,354)
Accounts payable	(3,499)	910	—	(2,589)
Due to related parties, net	19,742	36,319	(19,863)	36,198
Accrued liabilities	(2,651)	10,334	94	7,777
Income taxes payable	880	338	—	1,218
Deferred revenues	(198)	3,268	—	3,070
Net cash provided by (used in) operating activities	20,922	(13,718)	—	7,204
Investing activities:
Property and equipment capital expenditures	(7,763)	(718)	—	(8,481)
Proceeds from sale of assets	—	1,470	—	1,470
Net cash (used in) provided by investing activities	$(7,763)	$752	$—	$(7,011)

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS — Continued
For the Six Months Ended June 30, 2013
(In thousands)
(Unaudited)

	Diamond Resorts Parent, LLC and Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Financing activities:
Changes in cash in escrow and restricted cash	$(11,852)	$(5,474)	$—	$(17,326)
Proceeds from issuance of securitization notes and Funding Facilities	—	171,289	—	171,289
Proceeds from issuance of notes payable	—	2,475	—	2,475
Payments on securitization notes and Funding Facilities	—	(134,299)	—	(134,299)
Payments on notes payable	(5,561)	(14,387)	—	(19,948)
Payments of debt issuance costs	77	(4,129)	—	(4,052)
Payments of costs related to issuance of common and preferred units	(10)	—	—	(10)
Net cash (used in) provided by financing activities	(17,346)	15,475	—	(1,871)
Net (decrease) increase in cash and cash equivalents	(4,187)	2,509	—	(1,678)
Effect of changes in exchange rates on cash and cash equivalents	—	(536)	—	(536)
Cash and cash equivalents, beginning of period	8,472	12,589	—	21,061
Cash and cash equivalents, end of period	$4,285	$14,562	$—	$18,847

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$24,085	$15,755	$—	$39,840
(Cash tax refunds, net of cash paid for taxes) cash paid for taxes, net of cash tax refunds	$(829)	$449	$—	$(380)

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Insurance premiums financed through issuance of notes payable	$7,822	$—	$—	$7,822
Unsold Vacation Interests, net, reclassified to assets held for sale	$4,220	$5,931	$—	$10,151

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

CONDENSED CONSOLIDATING BALANCE SHEET December 31, 2012 (In thousands) (Audited)

	Diamond Resorts Parent, LLC and Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets:
Cash and cash equivalents	$8,472	$12,589	$—	$21,061
Cash in escrow and restricted cash	23,736	18,575	—	42,311
Mortgages and contracts receivable, net of allowance of $5,814, $77,970, $0 and $83,784, respectively	33,373	279,563	(4)	312,932
Due from related parties, net	129,135	27,083	(133,223)	22,995
Other receivables, net	30,384	15,665	—	46,049
Income tax receivable	902	25	—	927
Prepaid expenses and other assets, net	50,709	21,497	(14,182)	58,024
Unsold Vacation Interests, net	220,499	117,629	(22,261)	315,867
Property and equipment, net	29,510	25,610	—	55,120
Assets held for sale	—	5,224	—	5,224
Intangible assets, net	27,569	84,929	—	112,498
Total assets	$554,289	$608,389	$(169,670)	$993,008
Liabilities and Member Capital (Deficit):
Accounts payable	$9,520	$6,199	$—	$15,719
Due to related parties, net	59,496	155,203	(150,495)	64,204
Accrued liabilities	72,396	35,120	(1,065)	106,451
Income taxes payable	—	701	—	701
Deferred revenues	79,652	14,181	—	93,833
Senior Secured Notes, net of original issue discount of $8,509, $0, $0 and $8,509, respectively	416,491	—	—	416,491
Securitization notes and Funding Facilities, net of original issue discount of $0, $753, $0 and $753, respectively	—	256,302	—	256,302
Notes payable	3,219	134,687	—	137,906
Total liabilities	640,774	602,393	(151,560)	1,091,607

Member capital (deficit)	143,095	26,655	(14,182)	155,568
Accumulated deficit	(207,978)	(25,012)	(4,444)	(237,434)
Accumulated other comprehensive (loss) income	(21,602)	4,353	516	(16,733)
Total member (deficit) capital	(86,485)	5,996	(18,110)	(98,599)
Total liabilities and member capital (deficit)	$554,289	$608,389	$(169,670)	$993,008

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended June 30, 2012
(In thousands)
(Unaudited)

	Diamond Resorts Parent, LLC and Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Management and member services	$22,923	$7,829	$(2,457)	$28,295
Consolidated resort operations	6,720	1,907	—	8,627
Vacation Interest sales, net of provision of $6,445, ($743), $0 and $5,702, respectively	55,167	9,707	—	64,874
Interest	439	12,700	(627)	12,512
Other	9,247	6,015	(8,126)	7,136
Total revenues	94,496	38,158	(11,210)	121,444
Costs and Expenses:
Management and member services	7,111	3,554	(2,205)	8,460
Consolidated resort operations	6,574	1,650	—	8,224
Vacation Interest cost of sales	(8,588)	754	—	(7,834)
Advertising, sales and marketing	34,834	5,620	(236)	40,218
Vacation Interest carrying cost, net	4,801	5,101	(726)	9,176
Loan portfolio	2,078	2,372	(2,067)	2,383
Other operating	2,447	1,197	(1,837)	1,807
General and administrative	13,702	8,500	(1)	22,201
Depreciation and amortization	1,752	2,617	—	4,369
Interest expense	11,307	12,539	(627)	23,219
Impairments and other write-offs	7	(7)	—	—
Loss (gain) on disposal of assets	5	(29)	—	(24)
Gain on bargain purchase from business combinations	—	(22,698)	—	(22,698)
Total costs and expenses	76,030	21,170	(7,699)	89,501
Income (loss) before benefit for income taxes	18,466	16,988	(3,511)	31,943
Benefit for income taxes	(1,594)	(13,074)	—	(14,668)
Net income (loss)	$20,060	$30,062	$(3,511)	$46,611

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Six Months Ended June 30, 2012
(In thousands)
(Unaudited)

	Diamond Resorts Parent, LLC and Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Management and member services	$46,002	$14,202	$(4,629)	$55,575
Consolidated resort operations	13,183	3,978	—	17,161
Vacation interest sales, net of provision of $10,513, $(696), $0 and $9,817, respectively	102,668	16,778	—	119,446
Interest	947	26,484	(1,263)	26,168
Other	16,088	9,767	(13,811)	12,044
Total revenues	178,888	71,209	(19,703)	230,394
Costs and Expenses:
Management and member services	13,782	6,292	(3,339)	16,735
Consolidated resort operations	12,090	3,216	—	15,306
Vacation Interest cost of sales	(1,793)	2,190	—	397
Advertising, sales and marketing	65,346	10,107	(416)	75,037
Vacation Interest carrying cost, net	10,153	9,414	(1,119)	18,448
Loan portfolio	4,209	4,405	(3,880)	4,734
Other operating	4,235	1,997	(3,267)	2,965
General and administrative	27,640	15,323	(2)	42,961
Depreciation and amortization	3,584	4,590	—	8,174
Interest	22,654	23,759	(1,263)	45,150
Impairments and other write-offs	18	(29)	—	(11)
Loss (gain) on disposal of assets	4	(100)	—	(96)
Gain on bargain purchase from business combinations	—	(22,749)	—	(22,749)
Total costs and expenses	161,922	58,415	(13,286)	207,051
Income (loss) before benefit for income taxes	16,966	12,794	(6,417)	23,343
Benefit for income taxes	(1,064)	(12,629)	—	(13,693)
Net income (loss)	$18,030	$25,423	$(6,417)	$37,036

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2012
(In thousands)
(Unaudited)

	Diamond Resorts Parent, LLC and Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Operating activities:
Net income (loss)	$18,030	$25,423	$(6,417)	$37,036
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for uncollectible Vacation Interest sales revenue	10,513	(696)	—	9,817
Amortization of capitalized financing costs and original issue discounts	1,165	1,917	—	3,082
Amortization of capitalized loan origination costs and net portfolio discounts (premiums)	1,459	(859)	—	600
Depreciation and amortization	3,584	4,590	—	8,174
Impairments and other write-offs	18	(29)	—	(11)
Loss (gain) on disposal of assets	4	(100)	—	(96)
Gain on bargain purchase from business combinations	—	(22,749)	—	(22,749)
Deferred income taxes	—	(13,453)	—	(13,453)
Loss on foreign currency exchange	—	56	—	56
Gain on mortgage repurchase	(19)	—	—	(19)
Changes in operating assets and liabilities excluding acquisitions:
Mortgages and contracts receivable	(6,603)	(2,085)	(1)	(8,689)
Due from related parties, net	(4,304)	7,045	4,022	6,763
Other receivables, net	10,676	2,830	(426)	13,080
Prepaid expenses and other assets, net	(27,922)	(14,791)	(178)	(42,891)
Unsold Vacation Interests, net	(25,757)	(5,651)	5,566	(25,842)
Accounts payable	2,355	1,420	—	3,775
Due to related parties, net	28,370	26,522	(3,540)	51,352
Accrued liabilities	7,255	2,937	974	11,166
Income taxes payable	(1,416)	(173)	—	(1,589)
Deferred revenues	450	578	—	1,028
Net cash provided by operating activities	17,858	12,732	—	30,590
Investing activities:
Property and equipment capital expenditures	(5,728)	(379)	—	(6,107)
Purchase of assets in connection with the PMR Acquisition, net of $0, $0, $0 and $0 cash acquired, respectively	—	(51,635)	—	(51,635)
Proceeds from sale of assets	1	319	—	320
Net cash used in by investing activities	$(5,727)	$(51,695)	$—	$(57,422)

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS — Continued
For the Six Months Ended June 30, 2012
(In thousands)
(Unaudited)

	Diamond Resorts Parent, LLC and Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Financing activities:
Changes in cash in escrow and restricted cash	$(9,453)	$596	$—	$(8,857)
Proceeds from issuance of securitization notes and Funding Facilities	—	45,885	—	45,885
Proceeds from issuance of notes payable	—	64,125	—	64,125
Payments on securitization notes and Funding Facilities	—	(58,311)	—	(58,311)
Payments on notes payable	(5,039)	(10,477)	—	(15,516)
Payments of debt issuance costs	1	(2,595)	—	(2,594)
Payments of costs related to issuance of common and preferred units	(9)	—	—	(9)
Net cash (used in) provided financing activities	(14,500)	39,223	—	24,723
Net (decrease) increase in cash and cash equivalents	(2,369)	260	—	(2,109)
Effect of changes in exchange rates on cash and cash equivalents	—	88	—	88
Cash and cash equivalents, beginning of period	10,836	9,061	—	19,897
Cash and cash equivalents, end of period	$8,467	$9,409	$—	$17,876

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$25,584	$13,478	$—	$39,062
Cash paid for taxes, net of cash tax refunds	$353	$994	$—	$1,347
Purchase of assets in connection with PMR Acquisition:
Fair value of assets acquired based on a valuation report	$—	$89,704	$—	$89,704
Gain on bargain purchase recognized	—	(22,880)	—	(22,880)
Cash paid	—	(51,635)	—	(51,635)
Deferred tax liability	—	(13,453)	—	(13,453)
Liabilities assumed	$—	$1,736	$—	$1,736

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Insurance premiums financed through issuance of notes payable	$7,573	$—	$—	$7,573
Assets held for sale reclassified to unsold Vacation Interests	$—	$1,315	$—	$1,315
Assets held for sale reclassified to other intangibles	$—	$187	$—	$187

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

Note 22 — Geographic Financial Information
The Company conducts its Hospitality and Management Services and Vacation Interest Sales and Financing operations in two geographic areas: North America and Europe. The Company’s North America operations include the Company’s managed resorts in the continental U.S., Hawaii, Mexico and the Caribbean, and the Company’s Europe operations include the Company’s managed resorts in England, Scotland, Ireland, Italy, Spain, Portugal, Austria, Malta, France and Greece. The following table reflects total revenue and assets by geographic area for the periods ended on, or as of, the dates presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue
North America	$151,834	$110,259	$291,285	$209,645
Europe	22,039	11,185	36,040	20,749
Total Revenues	$173,873	$121,444	$327,325	$230,394

	June 30, 2013	December 31, 2012
Mortgages and contracts receivable, net
North America	$333,326	$310,955
Europe	1,750	1,977
Total mortgages and contracts receivable, net	$335,076	$312,932
Unsold Vacation Interests, net
North America	$269,077	$275,352
Europe	38,536	40,515
Total unsold Vacation Interests, net	$307,613	$315,867
Property and equipment, net
North America	$53,775	$50,643
Europe	4,688	4,477
Total property and equipment, net	$58,463	$55,120
Intangible assets, net
North America	$97,440	$103,141
Europe	7,520	9,357
Total intangible assets, net	$104,960	$112,498
Total long-term assets, net
North America	$753,618	$740,091
Europe	52,494	56,326
Total long-term assets, net	$806,112	$796,417

Note 23 — Subsequent Events
The Company received an oral offer from a third party to purchase from the Company 19.4 acres of vacant land located in Orlando, Florida during the three months ended June 30, 2013 and entered into a sales agreement with a third party on July 11, 2013. At June 30, 2013, the book value of the vacant land was adjusted to $4.0 million from $4.2 million to reflect the sale price and reclassified from unsold Vacation Interests, net, to assets held for sale. The Company recorded a $0.2 million loss on disposal of assets as a result of this transaction.
The Company's 2010 Cap Agreement and the 2012 Cap Agreements expired on July 20, 2013. On July 20, 2013, pursuant to the requirement of the Conduit Facility, the Company entered into the Credit Suisse Swap that matures on July 20, 2023 to manage its exposure to the fluctuation in interest rates. The Company pays interest at a fixed rate of 2.18% based on a floating

DIAMOND RESORTS PARENT, LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

notional amount according to a pre-determined amortization schedule and receives interest based on three-month floating LIBOR.
On July 24, 2013, DRII closed the IPO of an aggregate of 17,825,000 shares of common stock at the IPO price of $14.00 per share. In the IPO, DRII sold 16,100,000 shares of common stock, and CDP, in its capacity as a selling stockholder, sold 1,725,000 shares of common stock. In connection with the IPO, DRII filed with the SEC the Registration Statement and the Final Prospectus. The net proceeds to DRII were $210.2 million before deducting offering expenses payable by DRII.
Also on July 24, 2013, the Company repaid $46.7 million of all outstanding indebtedness under the Tempus Acquisition Loan, along with $0.6 million in accrued interest and $2.7 million in exit fees and other fees, using the proceeds from the IPO. In addition, the Mystic Dunes Loan was paid off in full. Furthermore, the Company repaid $58.3 million of all outstanding indebtedness under the PMR Acquisition loan, along with $0.8 million in accrued interest and $3.1 million in exit fees and other fees, using the proceeds from the IPO. In connection with the Company's payoff of each of the Tempus Acquisition Loan and the PMR Acquisition Loan, the Tempus Warrant and the PMR Warrant were canceled consistent with the terms of the Tempus Acquisition Loan and Security Agreement and the PMR Acquisition Loan and Security Agreement, respectively.
In connection with, and immediately prior to the completion of the IPO, each member of DRP contributed all of its equity interests in DRP to DRII in return for shares of common stock of DRII. Following this contribution, DRII redeemed the shares of common stock held by DRP and DRP was merged with and into DRII, with DRII being the surviving entity. After the completion of the IPO, DRII is a holding company, and its principal asset is the direct and indirect ownership of equity interest in its subsidiaries, including DRC, which is the operating subsidiary that has historically conducted the business described in this quarterly report on Form 10-Q and the Final Prospectus and is the issuer of the Senior Secured Notes. See “Organizational Structure—Reorganization Transactions” in the Final Prospectus for additional information concerning these reorganization transactions.
On July 1, 2013, the Company entered into an agreement to acquire all of the equity interests of the Island One Companies. On July 24, 2013, the Company completed the acquisition of Island One Companies and paid the purchase price of an aggregate of 5,236,251 shares of common stock to the Island One Equityholder and two individuals designated by the Island One Equityholder. These shares represent an aggregate purchase price of $73.3 million. The Island One Equityholder and such individuals also received, in a distribution of cash from the Island One Companies, an aggregate amount in cash of $1.75 million as a result of the Island One Companies' excess working capital and excess accrual for certain bad debt expenses. Upon the closing of this acquisition, the Company acquired management contracts, unsold VOIs, a portfolio of consumer loans and other assets owned by the Island One Companies, adding nine additional managed resorts in Florida to the Company's resort network and more than 25,000 owner-families to its ownership base.
On June 12, 2013, the Company entered into an asset purchase agreement with the PMR Service Companies and the owner of such entities to acquire assets from the PMR Service Companies. Upon the closing of this acquisition on July 24, 2013, the Company acquired resort management agreements for the resorts and the Collection for which the PMR Service Companies were providing services, as well as accounting services agreements, billing and collection services agreements and other assets of the PMR Service Companies for $47.8 million in cash.
On July 26, 2013, DRC commenced the Tender Offer to purchase for cash a portion of the outstanding Senior Secured Notes. DRC was required to make the Tender Offer under the indenture governing the Senior Secured Notes as a result of the consummation of the IPO on July 24, 2013.
The Tender Offer is scheduled to expire at 11:59 p.m., New York City time, on August 22, 2013, unless extended by DRC (the “Expiration Time”). Holders that validly tender their Senior Secured Notes prior to the Expiration Time (and have not validly withdrawn their Senior Secured Notes prior to 5:00 p.m., New York City time, on August 22, 2013) will be eligible to receive $1,120 per $1,000 principal amount of Senior Secured Notes (the “Tender Offer Consideration”), plus accrued and unpaid interest to (but excluding) the date of purchase (the “Accrued Interest”).
If Senior Secured Notes are purchased in the Tender Offer, DRC will purchase up to the aggregate principal amount of Senior Secured Notes that it can purchase for the aggregate Tender Offer Consideration which, together with the Accrued Interest, equals approximately $56.8 million. If the Tender Offer is oversubscribed as of the Expiration Time, holders that validly tender Senior Secured Notes will be subject to proration.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

This discussion contains forward-looking statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts. We have tried to identify forward-looking statements in this discussion by using words such as “anticipates,” “estimates,” “expects,” “intends,” “plans” and “believes,” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could.” These forward-looking statements include, among others, statements relating to our future financial performance, our business prospects and strategy, anticipated financial position, liquidity and capital needs and other similar matters. These forward-looking statements are based on management's current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.
Our actual results may differ materially from those expressed in, or implied by, the forward-looking statements included in this quarterly report as a result of various factors, including, among others:

•	adverse trends or disruptions in economic conditions generally or in the vacation ownership, vacation rental and travel industries;

•	adverse changes to, or interruptions in, relationships with our affiliates and other third parties, including termination of our hospitality management contracts;

•	our ability to maintain an optimal inventory of vacation ownership interests ("VOI" or "Vacation Interests") for sale;

•	our ability to sell, securitize or borrow against our consumer loans;

•	decreased demand from prospective purchasers of VOIs;

•	adverse events or trends in vacation destinations and regions where the resorts in our network are located;

•	changes in our senior management;

•	our ability to comply with regulations applicable to the vacation ownership industry;

•	the effects of our indebtedness and our compliance with the terms thereof;

•	our ability to successfully implement our growth strategy;

•	our ability to compete effectively; and

•	other risks and uncertainties discussed in "Risk Factors" included in the Final Prospectus.
Accordingly, you should read this report completely and with the understanding that our actual future results may be materially different from what we expect.

Forward-looking statements speak only as of the date of this report. Except as expressly required under federal securities laws and the rules and regulations of the SEC, we do not have any obligation, and do not undertake, to update any forward-looking statements to reflect events or circumstances arising after the date of this report, whether as a result of new information or future events or otherwise. You should not place undue reliance on the forward-looking statements included in this quarterly report or that may be made elsewhere from time to time by us, or on our behalf. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

In addition, you should read the following discussion in conjunction with our condensed consolidated financial statements and other financial information included elsewhere in this quarterly report.

Overview

We are a global leader in the hospitality and vacation ownership industry, with an ownership base of more than 490,000 owner-families, or members, and a worldwide network of 306 destinations located in 32 countries, throughout the continental United States ("U.S."), Hawaii, Canada, Mexico, the Caribbean, Central America, South America, Europe, Asia, Australia and Africa. Our resort network includes 92 Diamond Resorts properties with over 9,000 units that we manage and 210 affiliated resorts and four cruise itineraries (as of July 31, 2013), which we do not manage and do not carry our brand, but are a part of our network and are available for our members to use as vacation destinations. For financial reporting purposes, our business consists of two segments: Hospitality and Management Services, which is comprised of our hospitality and management services operations, including our operations related to the management of our resort properties, seven multi-resort trusts (the "Collections") and THE Club, and Vacation Interest Sales and Financing, which is comprised of our marketing and sales of VOIs and the consumer financing of purchases of VOIs.
We are led by an experienced management team that has delivered strong operating results through disciplined execution. Our management team has taken a number of significant steps to refine our strategic focus, build our brand recognition and streamline our operations, including (i) maximizing revenue from our hospitality and management services business, (ii) implementing a focus throughout our business on service and hospitality, and (iii) adding resorts to our network through complementary strategic acquisitions. Management has also implemented growth strategies to increase our revenues while remaining consistent with our capital-efficient business model. A key strategy has been the acquisition of complementary resorts and associated management contracts using special-purpose subsidiaries financed on a non-recourse basis.
On August 31, 2010, we acquired from ILX Resorts Incorporated and its affiliates certain resort management agreements, unsold VOIs and the rights to recover and resell such interests, a portfolio of consumer loans and certain real property and other assets (the “ILX Acquisition”), which added ten additional resorts to our resort network. On July 1, 2011, we acquired from Tempus Resorts International, Ltd., and its subsidiaries certain management agreements, unsold VOIs and the rights to recover and resell such interests, the seller's consumer loan portfolio and certain real property and other assets (the “Tempus Resorts Acquisition”), which added two resorts to our resort network.
On May 21, 2012, we acquired from Pacific Monarch Resorts, Inc. and its affiliates four management contracts, unsold VOIs and the rights to recover and resell such interests, a portfolio of consumer loans and certain real property and other assets, which added nine locations to our resort network (the "PMR Acquisition").
On October 5, 2012, we acquired all of the issued and outstanding shares of Aegean Blue Holdings Plc, thereby acquiring management contracts, unsold VOIs and the rights to recover and resell such interests and certain other assets (the “Aegean Blue Acquisition”), which added five resorts located on the Greek Islands of Rhodes and Crete to our resort network.
On June 12, 2013, we entered into an asset purchase agreement to acquire assets from Monarch Owner Services, LLC, Resort Services Group, LLC and Monarch Grand Vacations Management, LLC (collectively, the “PMR Service Companies”), each of which provided various management services to the resorts and the Collection added to our resort network through the PMR Acquisition. Upon the closing of this acquisition on July 24, 2013, we acquired resort management agreements for such resorts and Collection, as well as accounting services agreements, billing and collection services agreements and other assets of the PMR Service Companies. See Note 23—Subsequent Events of our condensed consolidated financial statements included elsewhere in this quarterly report for further detail.
These transactions were effected through special-purpose subsidiaries, and funded by financial partners on a non-recourse basis. We believe that this transaction structure enables us to obtain substantial benefits from these acquisitions, without subjecting our historical business or our capital structure to the full risks associated with acquisitions and related leverage.
On July 1, 2013, we entered into an agreement to acquire all of the equity interests of Island One, Inc. and Crescent One, LLC (together, the “Island One Companies”). On July 24, 2013, we completed the acquisition of the Island One Companies and paid the purchase price of an aggregate of 5,236,251 shares of common stock to the owner of the Island One Companies (the "Island One Equityholder") and two individuals designated by the Island One Equityholder. These shares represent an aggregate purchase price of $73.3 million. The Island One Equityholder and such individuals also received, in a distribution of cash from the Island One Companies, an aggregate amount of cash of $1.75 million as a result of the Island One Companies' excess working capital and excess accrual for certain bad debt expenses. Upon the closing of this acquisition, we acquired management contracts, unsold VOIs, a portfolio of consumer loans and other assets owned by the Island One Companies, adding nine additional managed resorts in Florida to our resort network and more than 25,000 owner-families to our ownership base (the “Island One Acquisition”). See Note 23—Subsequent Events of our condensed consolidated financial statements included elsewhere in this quarterly report for further detail on the Island One Acquisition.
The "Management's Discussion and Analysis of Financial Condition and Results of Operations" section below does not include the operations that we acquired in connection with the PMR Service Companies Acquisition or the Island One Acquisition as these acquisitions occurred subsequent to June 30, 2013.

Segment Reporting
For financial reporting purposes, we present our results of operations and financial condition in two business segments. The first business segment is Hospitality and Management Services, which includes our operations related to the management of resort properties and the Collections, revenue from our operation of THE Club and the provision of other services. The second business segment, Vacation Interest Sales and Financing, includes our operations relating to the marketing and sales of our VOIs, as well as our consumer financing activities related to such sales. While certain line items reflected on our statement of operations and comprehensive income (loss) fall completely into one of these business segments, other line items relate to revenues or expenses which are applicable to both segments. For line items that are applicable to both segments, revenues or expenses are allocated by management as described under “Key Revenue and Expense Items,” which involves significant estimates. Certain expense items (principally corporate interest expense and depreciation and amortization) are not, in management's view, allocable to either of these business segments as they apply to the entire Company. In addition, general and administrative expenses are not allocated to either of our business segments because historically management has not allocated these expenses (which excludes Hospitality and Management Services related overhead that is allocated to the HOAs and Collections) for purposes of evaluating our different operational divisions. Accordingly, these expenses are presented under Corporate and Other.
Management believes that it is impracticable to allocate specific assets and liabilities related to each business segment. In addition, management does not review balance sheets by business segment as part of its evaluation of operating segment performances. Consequently, no balance sheet segment reports have been presented.
We also operate our business in two geographic areas, which are described below in “Information Regarding Geographic Areas of Operation.”

Key Revenue and Expense Items
Management and Member Services Revenue
Management and member services revenue includes resort management fees charged to the HOAs and Collections, as well as revenues from our operation of THE Club. These revenues are recorded and recognized as follows:

•
Management fee revenues are recognized in accordance with the terms of our management contracts. Under our management agreements, we collect management fees from the HOAs and Collections, which are recognized as revenue ratably throughout the year as earned. All of these revenues are allocated to our Hospitality and Management Services business segment. The management fees we earn are included in establishing HOA and Collections operating budgets which, in turn, are used to establish the annual maintenance fees owed directly by each owner of VOIs.

•
We charge an annual fee for membership in THE Club, our internal exchange, reservation and membership service organization. In addition to annual dues associated with THE Club, we earn revenue associated with customer conversions into THE Club, which involve the payment of a one-time fee by interval owners who wish to retain their intervals but also participate in THE Club. We also earn reservation protection plan revenue, which is an optional fee paid by customers when making a reservation to protect their points should they need to cancel their reservation, and through our provision of travel-related services and other affinity programs.

•
We receive commissions under the sales and marketing management fee-for-service arrangement we have with a third-party resort operator. This agreement was terminated in conjunction with the Island One Acquisition in July 2013.

All of these revenues are allocated to our Hospitality and Management Services business segment.
Consolidated Resort Operations Revenue
Consolidated resort operations revenue consists of the following:

•
We function as an HOA for our properties located in St. Maarten. Consolidated resort operations revenue includes the maintenance fees billed to owners and the Collections in connection with the St. Maarten resorts, which are recognized ratably over the year. In addition, the owners are billed for capital project assessments to repair and replace the amenities of these resorts, as well as assessments to reserve the out-of-pocket deductibles for hurricanes and other natural disasters. These assessments are deferred until the refurbishment activity occurs, at which time the amounts collected are recognized as consolidated resort operations revenue with offsetting expense recorded under consolidated resort operations expense. See “Consolidated Resort Operations Expense” below for further detail. All operating revenues and expenses associated with these properties are consolidated within our financial statements, except for intercompany transactions, such as maintenance fees for our owned inventory as well as management fees for our owned inventory, which are eliminated. Our revenue associated with these properties has historically constituted a majority of our Consolidated Resort Operations Revenue.

•	We also receive:

•	food and beverage revenue at certain resorts whose restaurants we own and manage;

•	greens fees and equipment rental fees at the golf courses owned and managed by us at certain resorts;

•	revenue from providing cable, telephone and technology services to HOAs; and

•	other incidental revenues generated at the venues we own and operate, including retail and gift shops, spa services, activity fees for arts and crafts, sport equipment rental and safe rental.
All of these revenues are allocated to our Hospitality and Management Services business segment.

Vacation Interest Sales Revenue, Net
Vacation Interest sales revenue, net, is comprised of Vacation Interest sales, net of a provision for uncollectible Vacation Interest sales revenue. Vacation interest sales consist of revenue from the sale of points, which can be utilized for vacations at any of the resorts in our network for varying lengths of stay, net of an amount equal to the expense associated with certain sales incentives. A variety of sales incentives are routinely provided as sales tools. Sales centers have predetermined budgets for sales incentives and manage the use of incentives accordingly. A provision for uncollectible Vacation Interest sales revenue is recorded upon completion of each financed sale. The provision is calculated based on historical default experience associated with the customer's FICO score. Additionally, we analyze our allowance for loan and contract losses quarterly and make adjustments based on current trends in consumer loan delinquencies and defaults and other criteria, if necessary. Since late 2007, we have sold VOIs primarily in the form of points. All of our sales revenue, net, is allocated to our Vacation Interest Sales and Financing business segment.
Interest Revenue
Our interest revenue consists primarily of interest earned on consumer loans. Interest earned on consumer loans is accrued based on the contractual provisions of the loan documents. Interest accruals on consumer loans are suspended at the earliest of (i) a default in the consumer's first payment on the loan; (ii) cancellation or foreclosure proceedings; or (iii) the customer's account becoming over 180 days delinquent. If payments are received while a consumer loan is considered delinquent, interest is recognized on a cash basis. Interest accrual resumes once a customer has made six timely payments on the loan. All interest revenue is allocated to our Vacation Interest Sales and Financing business segment, with the exception of interest revenue earned on bank account balances, which is reported in Corporate and Other.
Other Revenue
Other revenue includes (i) collection fees paid by owners when they bring their accounts current after collection efforts have been made by us on behalf of the HOAs and Collections; (ii) closing costs paid by purchasers on sales of VOIs; (iii) revenue associated with certain sales incentives given to customers as motivation to purchase a VOI (in an amount equal to the expense associated with such sales incentives), which is recorded upon recognition of the related VOI sales revenue; (iv) late/impound fees assessed on consumer loans; (v) loan servicing fees earned for servicing third-party portfolios; (vi) commission revenue earned from three third-party lenders that provide consumer financing for sales of our VOIs in Europe; and (vii) liquidation damage revenue recognized when customers' non-refundable deposits are forfeited upon the customers' failure to close an VOI transaction. Revenues associated with item (i) above are allocated to our Hospitality and Management Services business segment, and revenues associated with items (ii), (iii), (iv), (v), (vi) and (vii) above are allocated to our Vacation Interest Sales and Financing business segment.
Management and Member Services Expense
Currently, substantially all direct expenses related to the provision of services to the HOAs (other than for our St. Maarten resorts, for which we provide services traditionally administered by an HOA) and the Collections are recovered through our management agreements, and consequently are not recorded as expenses. We pass through to the HOAs and the Collections certain overhead charges incurred to operate the resorts. In accordance with guidance included in Accounting Standards Codification ("ASC") 605-45, “Revenue Recognition-Principal Agent Considerations,” reimbursements from the HOAs and the Collections relating to pass-through costs are recorded net of the related expenses. These expenses are allocated to our Hospitality and Management Services business segment.
Expenses associated with our operation of THE Club include costs incurred for the third-party call center, annual membership fees paid to a third-party exchange company on behalf of each member of THE Club and administrative expenses. These expenses are allocated to our Hospitality and Management Services business segment.

Management and member services expenses also include costs incurred under the sales and marketing management fee-for-service arrangement with a third party. This agreement was terminated in conjunction with the Island One Acquisition.
These expenses are allocated to our Hospitality and Management Services business segment.
Consolidated Resort Operations Expense
With respect to our St. Maarten resorts, we record expenses associated with housekeeping, front desk, maintenance, landscaping and other similar activities, which are recovered by the maintenance fees recorded in consolidated resort operations revenue. In addition, for our properties located in St. Maarten, we also bill the owners for capital project assessments to repair and replace the amenities of these resorts, as well as assessments to reserve the out-of-pocket deductibles for hurricanes and other natural disasters. These assessments are deferred until the refurbishment activity occurs, at which time the amounts collected are recognized as consolidated resort operations revenue with offsetting expense recorded under consolidated resort operations expense. Our expense associated with the St. Maarten properties has historically constituted a majority of our Consolidated Resort Operations expense. Furthermore, consolidated resort operations expense includes the costs related to food and beverage operations at certain resorts whose restaurants we manage directly. Similarly, the expenses of operating the golf courses, spas and retail and gift shops are included in consolidated resort operations expense. These expenses are allocated to our Hospitality and Management Services business segment.
Vacation Interest Cost of Sales
At the time we record Vacation Interest sales revenue, we record the related Vacation Interest cost of sales. See “Critical Accounting Policies and Use of Estimates— Vacation Interest Cost of Sales” for further explanation of the determination of this expense. All of these costs are allocated to our Vacation Interest Sales and Financing business segment.
Advertising, Sales and Marketing Costs
Advertising, sales and marketing costs are expensed as incurred, except for costs directly related to VOI sales that are not eligible for revenue recognition under ASC 978, "Real Estate Time-Sharing Activities" ("ASC 978"), as described under “—Critical Accounting Policies and Use of Estimates - Vacation Interest Sales Revenue Recognition,” which are deferred along with related revenue until the buyer's commitment requirements are satisfied. Advertising, sales and marketing costs are allocated to our Vacation Interest Sales and Financing business segment.
Vacation Interest Carrying Cost, Net
We are responsible for paying annual maintenance fees and reserves to the HOAs and the Collections on our unsold VOIs. Vacation interest carrying cost, net, includes amounts paid for delinquent maintenance fees related to VOIs acquired pursuant to our inventory recovery agreements, except for amounts that are capitalized to unsold Vacation Interests, net.
To offset our Vacation Interest carrying cost, we rent VOIs controlled by us to third parties on a short-term basis. We also generate revenue on sales of one-week rentals and mini-vacations, which allow prospective owners to sample a resort property. This revenue and the associated expenses are deferred until the vacation is used by the customer or the expiration date, whichever is earlier. Revenue from resort rentals, one-week rentals and mini-vacations is recognized as a reduction to Vacation Interest carrying cost, with the exception of our European sampler product and a U.S. fixed-term product, both of which are three years in duration and are treated as Vacation Interest sales revenue. Vacation Interest carrying cost, net, is allocated to our Vacation Interest Sales and Financing business segment.
Loan Portfolio Expense
Loan portfolio expense includes payroll and administrative costs of our finance operations and credit card processing fees. These costs are expensed as incurred with the exception of contract receivable origination costs, which are capitalized and amortized over the term of the related contracts receivable as an adjustment to interest revenue using the effective interest method in accordance with guidelines issued under ASC 310, "Receivables" ("ASC 310"). These expenses are allocated to our Vacation Interest Sales and Financing business segment.
Other Operating Expenses
Other operating expenses include credit card fees incurred by us when customers remit down payments associated with a VOI purchase in the form of credit cards and also include certain sales incentives given to customers as motivation to purchase a VOI and are expensed as the related Vacation Interest sales revenue is recognized. These expenses are allocated to our Vacation Interest Sales and Financing business segment.

General and Administrative Expense
General and administrative expense includes payroll and benefits, legal, audit and other professional services, costs related to mergers and acquisitions, travel costs, system-related costs and corporate facility expense. These expenses are not allocated to our business segments, but rather are reported under Corporate and Other.
Depreciation and Amortization
We record depreciation expense in connection with depreciable property and equipment we purchased or acquired, including buildings and leasehold improvements, furniture and office equipment, land improvements and computer software and equipment. In addition, we record amortization expense on intangible assets with a finite life that we acquired, including management contracts, member relationships, distributor relationships and others. Depreciation and amortization expense is not allocated to our business segments, but rather is reported in Corporate and Other.
Interest Expense
Interest expense related to corporate-level indebtedness is reported in Corporate and Other. Interest expense related to our securitizations and consumer loan financings is allocated to our Vacation Interest Sales and Financing business segment.

Use of Special-Purpose Subsidiaries Related to Acquisitions
We have expanded our business in part through the acquisition of assets by wholly-owned special purpose subsidiaries, including the ILX Acquisition, the Tempus Resorts Acquisition, the PMR Acquisition, the Aegean Blue Acquisition and the PMR Service Companies Acquisition. These transactions were structured such that we now hold the acquired assets, and have assumed certain related liabilities, through special-purpose subsidiaries. The respective lenders to each special-purpose subsidiary have recourse only to such entity and thus the specific assets that were acquired in each transaction. However, such indebtedness is included in our consolidated balance sheets. We may pursue other transactions that could use similar special-purpose entities in similar structures, and these entities may also be required to be consolidated on our financial statements. As a result, our recent consolidated financial statements reflect substantially higher levels of debt and interest expense than our historical consolidated financial statements prior to adopting this strategy.

Results of Operations
In comparing our results of operations between two periods, we sometimes refer to "same-store" results. When referring to same-store results of our Hospitality and Management Services segment, we are referring to the results relating to management contracts with resorts in effect during the entirety of the two applicable periods. When referring to same-store results of our Vacation Interest Sales and Financing segment, we are referring to the results relating to sales centers open during the entirety of the two applicable periods.
Comparison of the Three Months Ended June 30, 2013 to the Three Months Ended June 30, 2012

	Three Months Ended June 30, 2013				Three Months Ended June 30, 2012
	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total
	(In thousands)
	(Unaudited)
Revenues:
Management and member services	$31,107	$—	$—	$31,107	$28,295	$—	$—	$28,295
Consolidated resort operations	8,519	—	—	8,519	8,627	—	—	8,627
Vacation Interest sales, net of provision $0, $9,208, $0, $9,208, $0, $5,702, $0 and $5,702, respectively	—	110,439	—	110,439	—	64,874	—	64,874
Interest	—	13,192	415	13,607	—	12,137	375	12,512
Other	2,816	7,385	—	10,201	1,934	5,202	—	7,136
Total revenues	42,442	131,016	415	173,873	38,856	82,213	375	121,444
Costs and Expenses:
Management and member services	8,765	—	—	8,765	8,460	—	—	8,460
Consolidated resort operations	8,845	—	—	8,845	8,224	—	—	8,224
Vacation Interest cost of sales	—	9,000	—	9,000	—	(7,834)	—	(7,834)
Advertising, sales and marketing	—	60,595	—	60,595	—	40,218	—	40,218
Vacation Interest carrying cost, net	—	10,750	—	10,750	—	9,176	—	9,176
Loan portfolio	258	2,496	—	2,754	218	2,165	—	2,383
Other operating	—	2,238	—	2,238	—	1,807	—	1,807
General and administrative	—	—	21,698	21,698	—	—	22,201	22,201
Depreciation and amortization	—	—	6,075	6,075	—	—	4,369	4,369
Interest expense	—	4,106	20,688	24,794	—	4,767	18,452	23,219
Gain on disposal of assets	—	—	(38)	(38)	—	—	(24)	(24)
Adjustment to (gain on) bargain purchase from business combinations	—	—	30	30	—	—	(22,698)	(22,698)
Total costs and expenses	17,868	89,185	48,453	155,506	16,902	50,299	22,300	89,501
Income (loss) before provision (benefit) for income taxes	24,574	41,831	(48,038)	18,367	21,954	31,914	(21,925)	31,943
Provision (benefit) for income taxes	—	—	411	411	—	—	(14,668)	(14,668)
Net income (loss)	$24,574	$41,831	$(48,449)	$17,956	$21,954	$31,914	$(7,257)	$46,611

Revenues
Total revenues increased $52.5 million, or 43.2%, to $173.9 million for the three months ended June 30, 2013 from $121.4 million for the three months ended June 30, 2012. Total revenues in our Hospitality and Management Services segment increased $3.5 million, or 9.2%, to $42.4 million for the three months ended June 30, 2013 from $38.9 million for the three months ended June 30, 2012, due to higher management and member services revenue and other revenue. Total revenues in our Vacation Interest Sales and Financing segment increased $48.8 million, or 59.4%, to $131.0 million for the three months ended June 30, 2013 from $82.2 million for the three months ended June 30, 2012. The increase was attributable primarily to the increase in Vacation Interest sales, net, and other revenue. Corporate and Other revenues were $0.4 million for both the three months ended June 30, 2013 and the three months ended June 30, 2012.
Management and Member Services. Total management and member services revenue, which is recorded in our Hospitality and Management Services segment, increased $2.8 million, or 9.9%, to $31.1 million for the three months ended June 30, 2013 from $28.3 million for the three months ended June 30, 2012. Management fees increased as a result of the inclusion of the managed properties from the PMR Acquisition (completed in May 2012) for the full three-month period ended June 30, 2013 and increases in operating costs at the resort level, which generated higher management fee revenue on a same-store basis under 74 of our cost-plus management agreements. We also experienced higher club revenues due to increased membership dues, higher collection rate and higher member count in THE Club in the three months ended June 30, 2013 compared to the three months ended June 30, 2012. THE Club had a total of 172,081 and 153,420 members as of June 30, 2013 and 2012, respectively.
Consolidated Resort Operations. Consolidated resort operations revenue, which is recorded in our Hospitality and Management Services segment, decreased $0.1 million, or 1.3%, to $8.5 million for the three months ended June 30, 2013 from $8.6 million for the three months ended June 30, 2012.
Vacation Interest Sales, Net. Vacation Interest sales, net, in our Vacation Interest Sales and Financing segment increased $45.5 million, or 70.2%, to $110.4 million for the three months ended June 30, 2013 from $64.9 million for the three months ended June 30, 2012. The increase in Vacation Interest sales, net, was attributable to a $49.1 million increase in Vacation Interest sales revenue, partially offset by a $3.5 million increase in our provision for uncollectible Vacation Interest sales revenue.
The $49.1 million increase in Vacation Interest sales revenue during the three months ended June 30, 2013 compared to the three months ended June 30, 2012 was generated by sales growth on a same-store basis from 49 sales centers and the revenue contribution from our sales centers acquired pursuant to the PMR Acquisition for the full three-month period ended June 30, 2013. Our total number of tours increased to 55,650 for the three months ended June 30, 2013 from 43,467 for the three months ended June 30, 2012, primarily due to an increase in the number of tours generated on a same-store basis resulting from the expansion of our lead-generation and marketing programs, as well as the addition of a full period of tour flow from the sales centers acquired pursuant to the PMR Acquisition. We closed a total of 7,518 VOI sales transactions during the three months ended June 30, 2013, compared to 6,006 transactions during the three months ended June 30, 2012. Our closing percentage (which represents the percentage of VOI sales closed relative to the total number of sales presentations at our sales centers during the period presented) decreased to 13.5% for the three months ended June 30, 2013 from 13.8% for the three months ended June 30, 2012. This decrease in closing percentage was primarily due to an increase in the numbers of tours presented to prospective new customers (which have a lower closing percentage than tours presented to existing owners) during the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. In an effort to increase the number of tours presented to new customers, we tested several marketing programs; however, some of these programs were not as successful as we had anticipated, which resulted in a reduced closing percentage for those programs. VOI sales price per transaction increased to $16,012 for the three months ended June 30, 2013 from $12,347 for the three months ended June 30, 2012 due principally to a change in our selling strategy that focuses on selling larger point packages and the impact of sales and marketing initiatives implemented in furtherance of this strategy, as well as a slightly higher percentage of sales to new customers, which tend to have a higher transaction size than sales to existing owners.
Sales incentives increased $0.3 million, or 15.7% to $2.1 million for the three months ended June 30, 2013 from $1.8 million for the three months ended June 30, 2012. As a percentage of gross Vacation Interest sales revenue, sales incentives were 1.8% for the three months ended June 30, 2013, compared to 2.6% for the three months ended June 30, 2012. Commencing with the three months ended March 31, 2013, as we now have adequate data regarding historical usage of our sales incentives provided under a program implemented in December 2011, the amount we record as sales incentives in each reporting period is reduced by an estimate of the amount of such sales incentives that we do not expect customers to redeem and, accordingly, the amount of such estimate is included in our Vacation Interest sales revenue. In addition, for the three months ended June 30, 2013, the amount we recorded as sales incentives was reduced (and our Vacation Interest sales revenue was increased) by $0.8 million relating to the expiration, and expected future expiration, of sales incentives we provided to customers prior to such period. Excluding the $0.8 million reduction, sales incentives as a percentage of gross Vacation Interest sales revenue were 2.4% for the three months ended June 30, 2013, compared to 2.6% for the three months ended June 30, 2012.
Provision for uncollectible Vacation Interest sales revenue increased $3.5 million, or 61.5%, to $9.2 million for the three months ended June 30, 2013 from $5.7 million for the three months ended June 30, 2012, primarily due to the increase in Vacation Interest sales revenue. Provision for uncollectible Vacation Interest sales revenue as a percentage of Vacation Interest sales revenue decreased slightly to 7.7% in the three months ended June 30, 2013 from 8.1% in the three months ended June 30, 2012.
Interest Revenue. Interest revenue increased $1.1 million, or 8.8%, to $13.6 million for the three months ended June 30, 2013 from $12.5 million for the three months ended June 30, 2012. The $1.1 million increase related to our Vacation Interest Sales and Financing segment, of which $1.4 million resulted from increases in outstanding loan balances in the mortgages and contracts receivable portfolio, partially offset by $0.3 million attributable to a decrease in the weighted average interest rate on this portfolio.
 Other Revenue. Other revenue increased $3.1 million, or 43.0%, to $10.2 million for the three months ended June 30, 2013 from $7.1 million for the three months ended June 30, 2012.
Other revenue in our Hospitality and Management Services segment increased $0.9 million, or 45.6%, to $2.8 million for the three months ended June 30, 2013 from $1.9 million for the three months ended June 30, 2012. This increase was primarily attributable to $0.7 million in insurance proceeds receivables recorded during the three months ended June 30, 2013 related to settlement agreements reached with insurance carriers in connection with the Hawaii Water Intrusion case as disclosed in Part II—Item 1."Legal Proceedings."
Other revenue in our Vacation Interest Sales and Financing segment increased $2.2 million, or 42.0%, to $7.4 million for the three months ended June 30, 2013 from $5.2 million for the three months ended June 30, 2012. We recorded higher closing fee revenue resulting from the increase in the number of VOI transactions closed, higher loan servicing revenue on third-party portfolios and higher commission revenue on consumer financing transactions completed through third parties. In addition, non-cash incentives increased $0.3 million to $1.6 million for the three months ended June 30, 2013 from $1.3 million for the three months ended June 30, 2012. Excluding a $0.8 million reduction of sales incentives resulting from the expiration, and expected future expiration, of sales incentives we provided to customers prior to the three months ended June 30, 2013, non-cash incentives as a percentage of gross Vacation Interest sales revenue were 2.0% for the three months ended June 30, 2013 as compared to 1.9% for the three months ended June 30, 2012.

Costs and Expenses
Total costs and expenses increased $66.0 million, or 73.7%, to $155.5 million for the three months ended June 30, 2013 from $89.5 million for the three months ended June 30, 2012. Excluding gain on bargain purchase from business combinations (as discussed below), total costs and expenses increased $43.3 million, or 38.6%, to $155.5 million for the three months ended June 30, 2013 from $112.2 million for the three months ended June 30, 2012.
Management and Member Services Expense. Management and member services expense, which is recorded in our Hospitality and Management Services segment, increased $0.3 million, or 3.6%, to $8.8 million for the three months ended June 30, 2013 from $8.5 million for the three months ended June 30, 2012. This increase was primarily due to higher operating expense associated with higher member count in THE Club. Management and member services expense as a percentage of management and member services revenue decreased slightly to 28.2% for the three months ended June 30, 2013 from 29.9% for the three months ended June 30, 2012.
Consolidated Resort Operations Expense. Consolidated Resort Operations Expense, which is recorded in our Hospitality and Management Services segment, increased $0.6 million, or 7.6%, to $8.8 million for the three months ended June 30, 2013 from $8.2 million for the three months ended June 30, 2012. Consolidated resort operations expense as a percentage of consolidated resort operations revenue increased 8.5% to 103.8% for the three months ended June 30, 2013 from 95.3% for the three months ended June 30, 2012. This increase was primarily due to higher delinquency on maintenance fee invoices at our properties located in St. Maarten, where we provide services traditionally administered by an HOA.
Vacation Interest Cost of Sales. Vacation Interest cost of sales related to our Vacation Interest Sales and Financing segment increased $16.8 million, or 214.9%, to $9.0 million for the three months ended June 30, 2013 from a credit of $7.8 million for the three months ended June 30, 2012. Of this increase, $4.1 million was due to an increase in Vacation Interest sales for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. The remaining $12.7 million increase was a combination of the impact of the inclusion of the inventory purchased in the PMR Acquisition during the quarter ended June 30, 2012 and the impact of a smaller pool of low-cost inventory during the three months ended June 30, 2013 than the three months ended June 30, 2012 becoming eligible for recovery and capitalization pursuant to our inventory recovery agreements. The inventory purchased in the PMR Acquisition reduced the cost of sales during the quarter ended June

30, 2012 as the inventory had a lower cost basis than the average cost basis across our then existing inventory pool.  The increase to cost of sales was compounded as a smaller pool of inventory became available for recovery and capitalization pursuant to our inventory recovery agreements.
On a percentage basis, there was a decrease of 2.8% in our estimated average cost of inventory at June 30, 2013 as compared to March 31, 2013. There was a decrease of 4.4% in our estimated average cost of inventory at June 30, 2012 as compared to March 31, 2012. See "Critical Accounting Policies and Use of Estimates— Vacation Interest Cost of Sales" for additional information regarding the relative sales value method.
Advertising, Sales and Marketing. Advertising, sales and marketing costs, which is recorded in our Vacation Interest Sales and Financing segment, increased $20.4 million, or 50.7%, to $60.6 million for the three months ended June 30, 2013 from $40.2 million for the three months ended June 30, 2012, primarily due to the increase in the Vacation Interest sales revenue during the three months ended June 30, 2013 compared to the three months ended June 30, 2012. As a percentage of Vacation Interest sales revenue, advertising, sales and marketing costs were 50.6% for the three months ended June 30, 2013, compared to 57.0% for the three months ended June 30, 2012. The decrease of such costs as a percentage of Vacation Interest sales revenue was primarily due to improved leverage of fixed costs through increased sales efficiencies, as well as the expiration, and expected future expiration, of sales incentives we provided to customers prior to the three months ended June 30, 2013. Excluding the increase in Vacation Interest sales revenue resulting from the expiration and expected future expiration of sales incentives provided to customers in periods prior to the three months ended June 30, 2013, as discussed above, advertising, sales and marketing costs as a percentage of Vacation Interest sales revenue, were 51.0% for the three months ended June 30, 2013, compared to 57.0% for the three months ended June 30, 2012.
Vacation Interest Carrying Cost, Net. Net Vacation Interest carrying cost, which is recorded in our Vacation Interest Sales and Financing segment, increased $1.6 million, or 17.2%, to $10.8 million for the three months ended June 30, 2013 from $9.2 million for the three months ended June 30, 2012. This increase was primarily due to an increase in maintenance fees related to inventory acquired in the PMR Acquisition. In addition, we recorded higher operating expenses as a result of higher rental activity. This increase in operating expenses was partially offset by an increase in rental revenue and sampler revenue, which reduced carrying costs. The increase in rental revenue was due to additional available room nights related to VOIs acquired in the PMR Acquisition, as well as more occupied room nights and higher average daily rate related to our other VOI inventory. The increase in sampler revenue was due to increases in the number of sampler packages recognized and in the average sampler package price.
Loan Portfolio Expense. Loan portfolio expense increased $0.4 million, or 15.6%, to $2.8 million for the three months ended June 30, 2013 from $2.4 million for the three months ended June 30, 2012. Higher loan portfolio expense, which was the result of a larger portfolio for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012, was partially offset by a decrease resulting from the increase in deferred costs pursuant to ASC 310 described below. In accordance with ASC 310, we defer certain costs incurred in connection with consumer loan originations, which are then amortized over the life of the related consumer loans. More loans were originated in the three months ended June 30, 2013, which resulted in an increase in the amount of deferred loan origination costs relative to the three months ended June 30, 2012. Because a portion of our loan origination costs is fixed, this increase in deferred costs resulted in a net decrease in loan portfolio expense recognized for the three months ended June 30, 2013.
Other Operating Expense. Other operating expense related to our Vacation Interest Sales and Financing segment increased $0.4 million, to $2.2 million for the three months ended June 30, 2013 from $1.8 million for the three months ended June 30, 2012. Non-cash incentives increased $0.3 million to $1.6 million for the three months ended June 30, 2013 from $1.3 million for the three months ended June 30, 2012. Excluding a $0.8 million reduction of sales incentives resulting from the expiration, and expected future expiration, of sales incentives we provided to customers prior to the three months ended June 30, 2013, non-cash incentives as a percentage of gross Vacation Interest sales revenue were 2.0% for the three months ended June 30, 2013 as compared to 1.9% for the three months ended June 30, 2012.
General and Administrative Expense. General and administrative expense, which is recorded under Corporate and Other, decreased $0.5 million, or 2.3%, to $21.7 million for the three months ended June 30, 2013 from $22.2 million for the three months ended June 30, 2012. This decrease was primarily attributable to lower legal and professional expenses after the integration of the PMR Acquisition. In addition, the allocation of our expenses to the HOAs and the Collections we manage was higher for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. These decreases were partially offset by increased payroll expense to support operations acquired in connection with the PMR Acquisition.
Depreciation and Amortization. Depreciation and amortization, which is recorded under Corporate and Other, increased $1.7 million, or 39.0%, to $6.1 million for the three months ended June 30, 2013 from $4.4 million for the three months ended June 30, 2012. This increase was primarily attributable to the addition of depreciable and amortizable assets in connection with the PMR Acquisition and the expansion of our global headquarters.

Interest Expense. Interest expense, which is recorded in Corporate and Other and the Vacation Interest Sales and Financing segment, increased $1.6 million, or 6.8%, to $24.8 million for the three months ended June 30, 2013 from $23.2 million for the three months ended June 30, 2012.
Interest expense recorded in our Corporate and Other segment increased $2.2 million, or 12.1%, to $20.7 million for the three months ended June 30, 2013 from $18.5 million for the three months ended June 30, 2012. Cash and paid-in-kind interest and debt issuance cost amortization in connection with the PMR Acquisition Loan (which we entered into in May 2012) were $1.8 million higher due to its inclusion in the full three-month period ended June 30, 2013 as compared to only a portion of the three months ended June 30, 2012.
Interest expense recorded in our Vacation Interest Sales and Financing segment decreased $0.7 million, or 13.9%, to $4.1 million for the three months ended June 30, 2013 from $4.8 million for the three months ended June 30, 2012. Interest expense incurred associated with the DROT 2009 Notes (as defined below under "Liquidity and Capital Resources") decreased by $0.8 million due to principal paydowns made after June 30, 2012. See “Liquidity and Capital Resources—Conduit Facility, 2009 Securitization, 2011 Securitization, and 2013 Securitization" for additional information regarding the DROT 2009 Notes.
Gain on Disposal of Assets. Gain on disposal of assets, which is recorded under Corporate and Other, was a de minimis amount for both the three months ended June 30, 2013 and the three months ended June 30, 2012.
Gain on Bargain Purchase from Business Combinations. Gain on bargain purchase from business combinations, which is recorded under Corporate and Other, was a de minimis amount for the three months ended June 30, 2013 and $22.7 million for the three months ended June 30, 2012, as the fair value of the assets acquired in the PMR Acquisition net of the liabilities assumed exceeded the purchase price. The assets were purchased as part of a distressed sale, as Pacific Monarch Resorts, Inc. had filed for Chapter 11 bankruptcy proceedings in October 2011.
Income Taxes. Provision for income taxes, which is recorded under Corporate and Other, increased $15.1 million, or 102.8%, to $0.4 million for the three months ended June 30, 2013 from a benefit of $14.7 million for the three months ended June 30, 2012. The increase was primarily attributable to the recording of a gain on bargain purchase from business combinations with a corresponding deferred tax liability that resulted in a tax benefit through the release of the deferred tax asset valuation allowance for the three months ended June 30, 2012. There was no such tax benefit recorded for the three months ended June 30, 2013.

Comparison of the Six Months Ended June 30, 2013 to the Six Months Ended June 30, 2012

	Six Months Ended June 30, 2013				Six Months Ended June 30, 2012
	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total
	(In thousands)
	(Unaudited)
Revenues:
Management and member services	$62,694	$—	$—	$62,694	$55,575	$—	$—	$55,575
Consolidated resort operations	17,139	—	—	17,139	17,161	—	—	17,161
Vacation Interest sales, net of provision $0, $15,880, $0, $15,880, $0, $9,817, $0 and $9,817, respectively	—	202,107	—	202,107	—	119,446	—	119,446
Interest	—	26,050	812	26,862	—	25,464	704	26,168
Other	6,307	12,216	—	18,523	2,816	9,228	—	12,044
Total revenues	86,140	240,373	812	327,325	75,552	154,138	704	230,394
Costs and Expenses:
Management and member services	18,544	—	—	18,544	16,735	—	—	16,735
Consolidated resort operations	16,567	—	—	16,567	15,306	—	—	15,306
Vacation Interest cost of sales	—	26,846	—	26,846	—	397	—	397
Advertising, sales and marketing	—	110,954	—	110,954	—	75,037	—	75,037
Vacation Interest carrying cost, net	—	18,987	—	18,987	—	18,448	—	18,448
Loan portfolio	504	4,755	—	5,259	441	4,293	—	4,734
Other operating	—	2,606	—	2,606	—	2,965	—	2,965
General and administrative	—	—	44,498	44,498	—	—	42,961	42,961
Depreciation and amortization	—	—	12,329	12,329	—	—	8,174	8,174
Interest expense	—	8,184	41,452	49,636	—	9,687	35,463	45,150
Impairments and other write-offs	—	—	79	79	—	—	(11)	(11)
Gain on disposal of assets	—	—	(88)	(88)	—	—	(96)	(96)
Adjustment to (gain on) bargain purchase from business combinations	—	—	30	30	—	—	(22,749)	(22,749)
Total costs and expenses	35,615	172,332	98,300	306,247	32,482	110,827	63,742	207,051
Income (loss) before provision (benefit) for income taxes	50,525	68,041	(97,488)	21,078	43,070	43,311	(63,038)	23,343
Provision (benefit) for income taxes	—	—	849	849	—	—	(13,693)	(13,693)
Net income (loss)	$50,525	$68,041	$(98,337)	$20,229	$43,070	$43,311	$(49,345)	$37,036

Revenues
Total revenues increased $96.9 million, or 42.1%, to $327.3 million for the six months ended June 30, 2013 from $230.4 million for the six months ended June 30, 2012. Total revenues in our Hospitality and Management Services segment increased $10.5 million, or 14.0%, to $86.1 million for the six months ended June 30, 2013 from $75.6 million for the six months ended June 30, 2012, due to higher management and member services revenue and other revenue. Total revenues in our Vacation Interest Sales and Financing segment increased $86.3 million, or 55.9%, to $240.4 million for the six months ended June 30, 2013 from $154.1 million for the six months ended June 30, 2012. The increase was attributable primarily to the increase in Vacation Interest sales, net, and other revenue. Corporate and Other revenues increased $0.1 million, or 15.3%, to $0.8 million for the six months ended June 30, 2013 from $0.7 million for the six months ended June 30, 2012.
Management and Member Services. Total management and member services revenue, which is recorded in our Hospitality and Management Services segment, increased $7.1 million, or 12.8%, to $62.7 million for the six months ended June 30, 2013 from $55.6 million for the six months ended June 30, 2012. Management fees increased as a result of the inclusion of the managed properties from the PMR Acquisition (completed in May 2012) for the full six-month period ended June 30, 2013 and increases in operating costs at the resort level, which generated higher management fee revenue on a same-store basis under 74 cost-plus management agreements. We also experienced higher club revenues due to increased membership dues, higher collection rate and higher member count in THE Club in the six months ended June 30, 2013 compared to the six months ended June 30, 2012.
Consolidated Resort Operations. Consolidated resort operations revenue, which is recorded in our Hospitality and Management Services segment, decreased $0.1 million, or 0.1%, to $17.1 million for the six months ended June 30, 2013 from $17.2 million for the six months ended June 30, 2012.
Vacation Interest Sales, Net. Vacation Interest sales, net, in our Vacation Interest Sales and Financing segment increased $82.7 million, or 69.2%, to $202.1 million for the six months ended June 30, 2013 from $119.4 million for the six months ended June 30, 2012. The increase in Vacation Interest sales, net, was attributable to an $88.7 million increase in Vacation Interest sales revenue, partially offset by a $6.1 million increase in our provision for uncollectible Vacation Interest sales revenue.
The $88.7 million increase in Vacation Interest sales revenue was generated by sales growth on a same-store basis from 49 sales centers and the revenue contribution from our sales centers acquired pursuant to the PMR Acquisition for the full six-month period ended June 30, 2013. Our total number of tours increased to 100,149 for the six months ended June 30, 2013 from 78,409 for the six months ended June 30, 2012, primarily due to an increase in the number of tours generated on a same-store basis resulting from the expansion of our lead-generation and marketing programs, as well as the addition of a full period of tour flow from the sales centers acquired pursuant to the PMR Acquisition. We closed a total of 13,687 VOI sales transactions during the six months ended June 30, 2013, compared to 11,063 transactions during the six months ended June 30, 2012. Our closing percentage decreased to 13.7% for the six months ended June 30, 2013 from 14.1% for the six months ended June 30, 2012. This decrease in closing percentage was primarily due to an increase in the number of tours presented to prospective new customers (which have a lower closing percentage than tours presented to existing customers) during the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. In an effort to increase the number of tours presented to new customers, we tested several marketing programs; however, some of these programs were not as successful as we had anticipated, which resulted in a reduced closing percentage for those programs. VOI sales price per transaction increased to $15,811 for the six months ended June 30, 2013 from $12,216 for the six months ended June 30, 2012 due to a change in our selling strategy that focuses on selling larger point packages and the impact of sales and marketing initiatives implemented in furtherance of this strategy, as well as a slightly higher percentage of sales to new customers, which tend to have a higher transaction size than sales to existing owners.
Sales incentives decreased $0.7 million, or 22.7%, to $2.3 million for the six months ended June 30, 2013 from $3.0 million for the six months ended June 30, 2012. As a percentage of gross Vacation Interest sales revenue, sales incentives were 1.0% for the six months ended June 30, 2013, compared to 2.3% for the six months ended June 30, 2012. Commencing with the six months ended June 30, 2013, as we now have adequate data regarding historical usage of our sales incentives provided under a program implemented in December 2011, the amount we record as sales incentives in each reporting period is reduced by an estimate of the amount of such sales incentives that we do not expect customers to redeem and, accordingly, the amount of such estimate is included in our Vacation Interest sales revenue. In addition, for the six months ended June 30, 2013, the amount we recorded as sales incentives was reduced (and our Vacation Interest sales revenue was increased) by $3.2 million relating to the expiration, and expected future expiration, of sales incentives we provided to customers prior to such period. Excluding the $3.2 million reduction, sales incentives as a percentage of gross Vacation Interest sales revenue were 2.5% for the six months ended June 30, 2013, compared to 2.3% for the six months ended June 30, 2012.
Provision for uncollectible Vacation Interest sales revenue increased $6.1 million, or 61.8%, to $15.9 million for the six months ended June 30, 2013 from $9.8 million for the six months ended June 30, 2012, primarily due to the increase in

Vacation Interest sales revenue. Provision for uncollectible Vacation Interest sales revenue as a percentage of Vacation Interest sales revenue decreased slightly to 7.3% in the six months ended June 30, 2013 from 7.6% in the six months ended June 30, 2012.
Interest Revenue. Interest revenue increased $0.7 million, or 2.7%, to $26.9 million for the six months ended June 30, 2013 from $26.2 million for the six months ended June 30, 2012. The $0.7 million increase resulted from a $0.6 million increase related to our Vacation Interest Sales and Financing segment and a $0.1 million increase related to Corporate and Other. The $0.6 million increase in our Vacation Interest Sales and Financing segment was comprised of a $1.1 million increase resulting from increases in outstanding loan balances in our mortgage and contracts receivable portfolio, partially offset by a decrease of $0.5 million attributable to a decrease in the weighted average interest rate on this portfolio.
 Other Revenue. Other revenue increased $6.5 million, or 53.8%, to $18.5 million for the six months ended June 30, 2013 from $12.0 million for the six months ended June 30, 2012.
Other revenue in our Hospitality and Management Services segment increased $3.5 million, or 124.0%, to $6.3 million for the six months ended June 30, 2013 from $2.8 million for the six months ended June 30, 2012. This increase was primarily attributable to $2.9 million in insurance proceeds receivables recorded related to settlement agreements reached with insurance carriers during the six months ended June 30, 2013. One agreement calls for us to receive $1.7 million in insurance proceeds related to property damage at one of our managed resorts, a second agreement calls for us to receive $0.5 million in insurance proceeds related to the reimbursement of defense costs incurred in connection with a case filed in April 2012 in the State of Washington and a third agreement calls for us to receive $0.7 million in insurance proceeds in connection with the Hawaii Water Intrusion case. See Part II—Item 1."Legal Proceedings" for further detail on these two cases.
Other revenue in our Vacation Interest Sales and Financing segment increased $3.0 million, or 32.4%, to $12.2 million for the six months ended June 30, 2013 from $9.2 million for the six months ended June 30, 2012. We recorded higher closing fee revenue resulting from the increase in the number of VOI transactions closed, higher loan servicing revenue on third-party portfolios and higher commission revenue on consumer financing transactions completed through third parties. The above increases were partially offset by a $0.7 million decrease in non-cash incentives to $1.3 million for the six months ended June 30, 2013 from $2.0 million for the six months ended June 30, 2012. The decrease was primarily due to a reduction of sales incentives resulting from the expiration, and expected future expiration, of sales incentives we provided to customers prior to the six months ended June 30, 2013, partially offset by higher non-cash incentives resulting from higher gross Vacation Interest sales revenue.

Costs and Expenses
Total costs and expenses increased $99.1 million, or 47.9%, to $306.2 million for the six months ended June 30, 2013 from $207.1 million for the six months ended June 30, 2012. Excluding gain on bargain purchase from business combinations (as discussed below), total costs and expenses increased $76.4 million, or 33.3%, to $306.2 million for the six months ended June 30, 2013 from $229.8 million for the six months ended June 30, 2012.
Management and Member Services Expense. Management and member services expense, which is recorded in our Hospitality and Management Services segment, increased $1.8 million, or 10.8%, to $18.5 million for the six months ended June 30, 2013 from $16.7 million for the six months ended June 30, 2012. This increase was primarily due to higher operating expense associated with higher member count in THE Club. Management and member services expense as a percentage of management and member services revenue decreased slightly to 29.6% for the six months ended June 30, 2013 from 30.1% for the six months ended June 30, 2012.
Consolidated Resort Operations Expense. Consolidated Resort Operations Expense, which is recorded in our Hospitality and Management Services segment, increased $1.3 million, or 8.2%, to $16.6 million for the six months ended June 30, 2013 from $15.3 million for the six months ended June 30, 2012. Consolidated resort operations expense as a percentage of consolidated resort operations revenue increased 7.5% to 96.7% for the six months ended June 30, 2013 from 89.2% for the six months ended June 30, 2012. This increase was primarily due to the higher operating expense as well as higher delinquency on maintenance fee invoices at our properties located in St. Maarten, where we provide services traditionally administered by an HOA.
Vacation Interest Cost of Sales. Vacation Interest cost of sales related to our Vacation Interest Sales and Financing segment increased $26.4 million, to $26.8 million for the six months ended June 30, 2013 from $0.4 million for the six months ended June 30, 2012. Of this increase, $6.8 million was due to an increase in Vacation Interest sales for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. The remaining $19.6 million increase was a combination of the impact of the inclusion of the inventory purchased in the PMR Acquisition during the six months ended June 30, 2012 and the impact of a smaller pool of low-cost inventory during the six months ended June 30, 2013 than the six months ended June 30, 2012 becoming eligible for recovery and capitalization pursuant to our inventory recovery agreements. The inventory purchased in the PMR Acquisition reduced the cost of sales during the six months ended June 30, 2012 as the inventory had a lower cost basis than the average cost basis across our then existing inventory pool.  The increase to cost of sales was compounded as a smaller pool of inventory became available for recovery and capitalization pursuant to our inventory recovery agreements.
On a percentage basis, there was a decrease of 2.6% in our estimated average cost of inventory at June 30, 2013 as compared to March 31, 2013. There was a decrease of 5.4% in our estimated average cost of inventory at June 30, 2012 as compared to March 31, 2012. See "Critical Accounting Policies and Use of Estimates— Vacation Interest Cost of Sales" for additional information regarding the relative sales value method.
Advertising, Sales and Marketing. Advertising, sales and marketing costs, which is recorded in our Vacation Interest Sales and Financing segment, increased $36.0 million, or 47.9%, to $111.0 million for the six months ended June 30, 2013 from $75.0 million for the six months ended June 30, 2012, primarily due to the increase in the Vacation Interest sales revenue during the six months ended June 30, 2013 compared to the six months ended June 30, 2012. As a percentage of Vacation Interest sales revenue, advertising, sales and marketing costs were 50.9% for the six months ended June 30, 2013, compared to 58.0% for the six months ended June 30, 2012. The decrease of such costs as a percentage of Vacation Interest sales revenue was primarily due to improved absorption of fixed costs through increased sales efficiencies, as well as the expiration, and expected future expiration, of sales incentives we provided to customers prior to the six months ended June 30, 2013. Excluding the increase in Vacation Interest sales revenue resulting from the expiration and expected future expiration of sales incentives provided to customers in periods prior to the six months ended June 30, 2013, as discussed above, advertising, sales and marketing costs as a percentage of Vacation Interest sales revenue, were 51.7% for the six months ended June 30, 2013, compared to 58.0% for the six months ended June 30, 2012.
Vacation Interest Carrying Cost, Net. Net Vacation Interest carrying cost, which is recorded in our Vacation Interest Sales and Financing segment, increased $0.6 million, or 2.9%, to $19.0 million for the six months ended June 30, 2013 from $18.4 million for the six months ended June 30, 2012. This increase was primarily due to an increase in maintenance fees related to inventory acquired in the PMR Acquisition. In addition, we recorded higher operating expenses as a result of higher rental activity. This increase in operating expenses was partially offset by an increase in rental revenue and sampler revenue, which reduced carrying costs. The increase in rental revenue was due to additional available room nights related to VOIs acquired in the PMR Acquisition, as well as more occupied room nights and higher average daily rate related to our other VOI inventory. The increase in sampler revenue was due to increases in the number of sampler packages recognized and in the average sampler package price.
Loan Portfolio Expense. Loan portfolio expense increased $0.6 million, or 11.1%, to $5.3 million for the six months ended June 30, 2013 from $4.7 million for the six months ended June 30, 2012. Higher loan portfolio expense, which was the result of a larger portfolio for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012, was partially offset by a decrease resulting from the increase in deferred costs pursuant to ASC 310 described below. In accordance with ASC 310, we defer certain costs incurred in connection with consumer loan originations, which are then amortized over the life of the related consumer loans. More loans were originated in the six months ended June 30, 2013, which resulted in an increase in the amount of deferred loan origination costs relative to the six months ended June 30, 2013. Because a portion of our loan origination costs is fixed, this increase in deferred costs resulted in a net decrease in loan portfolio expense recognized for the six months ended June 30, 2013.
Other Operating Expense. Other operating expense related to our Vacation Interest Sales and Financing segment decreased $0.4 million, to $2.6 million for the six months ended June 30, 2013 from $3.0 million for the six months ended June 30, 2012. Non-cash incentives decreased $0.7 million, or 33.5%, to $1.3 million for the six months ended June 30, 2013 from $2.0 million for the six months ended June 30, 2012. The decrease for the six months ended June 30, 2013 was primarily due to a reduction of sales incentives resulting from the expiration, and expected future expiration, of sales incentives we provided to customers prior to such period, partially offset by higher non-cash incentives resulting from higher gross Vacation Interest sales revenue.
General and Administrative Expense. General and administrative expense, which is recorded under Corporate and Other, increased $1.5 million, or 3.6%, to $44.5 million for the six months ended June 30, 2013 from $43.0 million for the six months ended June 30, 2012. This increase was primarily attributable to higher payroll expense to support ongoing operations acquired in connection with the PMR Acquisition, partially offset by lower legal and professional expenses after the integration of the PMR Acquisition in the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. In addition, the allocation of our expenses to the HOAs and the Collections we manage was higher for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012, which decreased our general and administrative expense.
Depreciation and Amortization. Depreciation and amortization, which is recorded under Corporate and Other, increased $4.1 million, or 50.8%, to $12.3 million for the six months ended June 30, 2013 from $8.2 million for the six months ended

June 30, 2012. This increase was primarily attributable to the addition of depreciable and amortizable assets in connection with the PMR Acquisition and the expansion of our global headquarters.
Interest Expense. Interest expense, which is recorded in Corporate and Other and the Vacation Interest Sales and Financing segment, increased $4.4 million, or 9.9%, to $49.6 million for the six months ended June 30, 2013 from $45.2 million for the six months ended June 30, 2012.
Interest expense in our Corporate and Other segment increased $6.0 million, or 16.9%, to $41.5 million for the six months ended June 30, 2013 from $35.5 million for the six months ended June 30, 2012. Cash and paid-in-kind interest, exit fee accruals and debt issuance cost amortization in connection with the PMR Acquisition Loan (which was entered into in May 2012) were $5.1 million higher due to its inclusion in the full six-month period ended June 30, 2013 as compared to only a portion of the six months ended June 30, 2012. In addition, cash and paid-in-kind interest, exit fee accruals and debt issuance cost amortization in connection with the Tempus Acquisition Loan were $0.7 million higher for the six months ended June 30, 2013 than for the six months ended June 30, 2012 due to higher outstanding principal balances.
Interest expense in our Vacation Interest Sales and Financing segment decreased $1.5 million, or 15.5%, to $8.2 million for the six months ended June 30, 2013 from $9.7 million for the six months ended June 30, 2012. Interest expense incurred associated with the DROT 2009 Notes decreased by $1.6 million due to principal paydowns made after June 30, 2012. See “Liquidity and Capital Resources—2008 Conduit Facility, 2009 Securitization, 2011 Securitization, and 2013 Securitization" for additional information regarding the DROT 2009 Notes.
Impairments and Other Write-offs. Impairments and other write-offs, which are recorded under Corporate and Other, were $0.1 million and a de minimis amount for the six months ended June 30, 2013 and 2012, respectively.
Gain on Disposal of Assets. Gain on disposal of assets, which is recorded under Corporate and Other, was $0.1 million for both the six months ended June 30, 2013 and the six months ended June 30, 2012.
Gain on Bargain Purchase from Business Combinations. Gain on bargain purchase from business combinations, which is recorded under Corporate and Other, was a de minimis amount for the six months ended June 30, 2013 and $22.7 million for the six months ended June 30, 2012, as the fair value of the assets acquired in the PMR Acquisition net of the liabilities assumed exceeded the purchase price. The assets were purchased as part of a distressed sale as Pacific Monarch Resorts, Inc. had filed for Chapter 11 bankruptcy proceedings in October 2011.
Income Taxes. Provision for income taxes, which is recorded under Corporate and Other, increased $14.5 million, or 106.2%, to $0.8 million for the six months ended June 30, 2013 from a benefit of $13.7 million for the six months ended June 30, 2012. The increase was primarily attributable to the recording of a gain on bargain purchase from business combinations with a corresponding deferred tax liability that resulted in a tax benefit through the release of the deferred tax asset valuation allowance recorded for the six months ended June 30, 2012. There was no such tax benefit recorded for the six months ended June 30, 2013.

Liquidity and Capital Resources
Overview. We had $18.8 million and $21.1 million in cash and cash equivalents as of June 30, 2013 and December 31, 2012, respectively. Our primary sources of liquidity have historically come from cash from operations and borrowings.
Historically, our business has depended on the availability of credit to finance the consumer loans we have provided to our customers for the purchase of their VOIs. Typically, these loans have required a minimum cash down payment of 10% of the purchase price at the time of sale. However, selling, marketing and administrative expenses attributable to VOI sales are primarily cash expenses and often exceed the buyer's minimum down payment requirement. Accordingly, the availability of financing facilities for the sale or pledge of these receivables to generate liquidity is a critical factor in our ability to meet our short- and long-term cash needs. We have historically relied upon our ability to sell receivables in the securitization market in order to generate liquidity and create capacity on our conduit facilities and the Quorum Facility, as defined below (collectively, the “Funding Facilities”).
Additionally, the terms of the consumer loans we seek to finance are generally longer than the Funding Facilities through which we seek to finance such loans. While the term of our consumer loans is typically ten years, our Funding Facilities typically have a term of less than three years. Although we seek to refinance conduit borrowings in the term securitization markets, we generally access the term securitization markets on an annual basis, and rely on our conduit facilities to provide incremental liquidity between securitization transactions. Thus, we are required to refinance our conduit facilities every one to two years in order to provide adequate liquidity for our consumer finance business.
We completed a $182.0 million securitization in October 2009 that was comprised of A and BBB+ rated notes backed by vacation ownership loans. The proceeds of the securitization were used to pay down our conduit facilities.
On April 30, 2010, we entered into agreements with Quorum Federal Credit Union ("Quorum") and completed the $40.0 million Quorum Facility (as amended and restated, the “Quorum Facility”) to sell eligible consumer loans and in-transit loans to Quorum. On April 27, 2012, the Quorum Facility agreement was amended to increase the aggregate minimum committed amount of the Quorum Facility to $60.0 million. The Quorum Facility agreement was further amended and restated effective as of December 31, 2012 to increase the aggregate minimum committed amount of the facility to $80.0 million and to extend the term of the agreement to December 31, 2015; provided that Quorum may further extend the term for additional one-year periods by written notice.
On April 27, 2011, we completed a second securitization transaction and issued the Diamond Resorts Owner Trust ("DROT") 2011 Notes with a face value of $64.5 million (the "DROT 2011 Notes").
On October 14, 2011, we amended and restated the Conduit Facility agreement that was originally entered into on November 3, 2008 (the “Conduit Facility”) to extend the maturity date of the facility to April 12, 2013. The amendment provided for a $75.0 million, 18-month facility that was annually renewable for 364-day periods at the election of the lenders. The advance rates on loans receivable in the portfolio were limited to 75% of the face value of the eligible loans. On April 11, 2013, we entered into another amended and restated Conduit Facility agreement that extended the maturity date of the facility to April 10, 2015. That amended and restated Conduit Facility provides for a $125.0 million, 24-month facility that is annually renewable for 364-day periods at the election of the lenders, bears interest at either LIBOR or the commercial paper rate (each having a floor of 0.50%) plus 3.25% and has a non-use fee of 0.75%. The overall advance rate on loans receivable in the portfolio is limited to 85% of the aggregate face value of the eligible loans.
On January 23, 2013, we completed a third securitization transaction, issuing DROT Series 2013-1 Class A and B Notes with a face value of $93.6 million (the "DROT 2013 Notes"). The proceeds were used to pay off the $71.3 million then-outstanding principal balance, accrued interest and fees associated with the Conduit Facility and to pay certain expenses incurred in connection with the issuance of the DROT 2013 Notes.
Although we completed these securitization and Funding Facilities transactions, we may not be successful in completing similar transactions in the future. If we are unable to continue to participate in securitization transactions or renew and/or replace our Funding Facilities on acceptable terms, our liquidity and cash flows would be materially and adversely affected.
As of June 30, 2013, the funding availability under the Quorum Facility and the Conduit Facility was $26.3 million and $62.9 million, respectively.

We expect to enter into a $25.0 million revolving credit facility with an affiliate of Credit Suisse, acting as administrative agent for a group of lenders (the “Revolving Credit Facility”) on or before August 31, 2013. We anticipate that the Revolving Credit Facility will provide that, subject to customary borrowing conditions, we may, from time to time prior to the fourth anniversary of the effective date of the Revolving Credit Facility, borrow, repay and re-borrow loans in an aggregate amount outstanding at any time not to exceed $25.0 million, and borrowings under the Revolving Credit Facility are expected to bear interest, at our option, at a variable rate equal to the sum of LIBOR plus 4.0% per annum or an adjusted base rate plus 3% per annum. We expect that the Revolving Credit Facility will be subject to negative covenants generally consistent with the negative covenants applicable to the Senior Secured Notes. The repayment of borrowings and certain other obligations under the Revolving Credit Facility will be secured on a pari passu basis by the collateral that secures the Senior Secured Notes.
We used cash of $1.4 million and $1.2 million related to open market and bulk VOI inventory purchases during the six months ended June 30, 2013 and 2012, respectively. Construction of inventory during the six months ended June 30, 2013 and 2012 was $2.2 million and $0.5 million, respectively, primarily related to construction of units at one of our managed properties in Mexico and our Italian property.
We used cash of $14.3 million and $7.5 million during the six months ended June 30, 2013 and 2012, respectively, for acquisitions of VOI inventory pursuant to inventory recovery agreements and in open market and bulk VOI inventory purchases, for capitalized legal, title and trust fees and for the construction of VOI inventory. Of these total cash amounts (which do not reflect our acquisition of inventory in the PMR Acquisition), $2.2 million and $0.5 million during the six months ended June 30, 2013 and 2012, respectively, were used for the construction of VOI inventory, primarily related to construction of units at one of our managed properties in Mexico and our Italian property.

In addition, we had increases in unsold Vacation Interests, net, that did not have an impact on our working capital during the respective periods. Specifically, we capitalized $14.3 million and $15.6 million during the six months ended June 30, 2013 and 2012, respectively, related to inventory recovery agreements in the U.S., offset by an equal increase in due to related parties, net; cash will be used in future periods to settle these amounts. In addition, we transferred $0.6 million and $1.1 million during the six months ended June 30, 2013 and 2012, respectively, from due from related parties, net, to unsold Vacation Interests, net, as a result of our recovery of VOI inventory pursuant to inventory recovery arrangements in Europe; cash was used in prior periods when these amounts were recorded to due from related parties, net. Furthermore, we transferred $2.0 million and $2.8 million from mortgages and contracts receivable, net, to unsold Vacation Interests, net, during the six months ended June 30, 2013 and 2012, respectively, as a result of our recovery of underlying VOI inventory due to loan defaults.
In October 2011, we were levied a $9.7 million water intrusion assessment related to the intervals and points equivalent that we own at a resort that we manage to cover the costs required to repair water intrusion damage. This assessment is payable in annual installments over the five-year period beginning in January 2012, and we remitted the first two installment payments by their due dates. We expect to fund any future installment payments from operating cash flows.
Cash Flow From Operating Activities. During the six months ended June 30, 2013, net cash provided by operating activities was $7.2 million and was the result of net income of $20.2 million and non-cash revenues and expenses totaling $31.9 million, partially offset by other changes in operating assets and liabilities that resulted in a net credit of $44.9 million. The significant non-cash revenues and expenses included (i) $15.9 million in the provision for uncollectible Vacation Interest sales revenue, (ii) $3.8 million in amortization of capitalized financing costs and original issue discounts, (iii) $12.3 million in depreciation and amortization, (iv) $2.5 million in amortization of capitalized loan origination costs and portfolio discounts (net of premiums), (v) $0.1 million in impairments and other write-offs and (vi) $0.2 million loss on foreign currency exchange, offset by (a) $0.1 million in gain from disposal of assets and (b) $2.9 million in gain from insurance settlement recognized in connection with insurance proceeds we expect to receive related to settlement of a claim for property damage at one of our managed resorts and two cases disclosed in Part II—Item 1."Legal Proceedings."
During the six months ended June 30, 2012, net cash provided by operating activities was $30.6 million and was the result of net income of $37.0 million and other changes in operating assets and liabilities of $8.2 million, partially offset by non-cash revenues and expenses totaling $14.6 million. The significant non-cash revenues and expenses included (i) $9.8 million in the provision for uncollectible Vacation Interest sales revenue, (ii) $3.1 million in amortization of capitalized financing costs and original issue discounts, (iii) $8.2 million in depreciation and amortization and (iv) $0.6 million in amortization of capitalized loan origination costs and portfolio discounts (net of premiums), offset by (a) $0.1 million from disposal of assets, (b) $22.7 million in gain on bargain purchase from business combination related to the PMR Acquisition, and (c) $13.5 million in deferred taxes.
Cash Flow From Investing Activities. During the six months ended June 30, 2013, net cash used in investing activities was $7.0 million, comprised of $8.5 million used to purchase property and equipment, primarily associated with information technology related projects and equipment, offset by $1.5 million proceeds from the sale of assets in our European operations.
During the six months ended June 30, 2012, net cash used in investing activities was $57.4 million, comprised of (i) $6.1 million used to purchase property and equipment, including $1.1 million for the replacement of assets that were destroyed due to a severe flood in 2008 for which insurance proceeds were received and (ii) $51.6 million in connection with the PMR Acquisition, offset by $0.3 million in proceeds from the sale of assets in our European operations.
Cash Flow From Financing Activities. During the six months ended June 30, 2013, net cash used by financing activities was $1.9 million. Cash provided by financing activities consisted of (i) $171.3 million from the issuance of debt under our securitization notes and Funding Facilities, and (ii) $2.5 million from the issuance of notes payable, consisting primarily of insurance policy premium financing notes. These amounts were offset by cash used in financing activities consisting of (a)

$134.3 million in repayments on our securitization notes and Funding Facilities, (b) $19.9 million in repayments on notes payable, (c) a $17.3 million increase in cash in escrow and restricted cash and (d) $4.1 million of debt issuance costs.
During the six months ended June 30, 2012, net cash provided by financing activities was $24.7 million. Cash provided by financing activities consisted of (i) $45.9 million from the issuance of debt under our securitization notes and Funding Facilities and (ii) $64.1 million from the issuance of notes payable. These amounts were partially offset by cash used by financing activities consisting of (a) $58.3 million in repayments on our securitization notes and Funding Facilities, (b) $15.5 million in repayments on notes payable, (c) $8.9 million increase in cash in escrow and restricted cash and (d) $2.6 million of debt issuance costs.

The following table presents selected information on our borrowings as of the dates presented below (dollars in thousands):

	June 30, 2013						December 31, 2012
	Principal Balance	Weighted Average Interest Rate	Maturity	Gross Amount of Mortgages and Contracts as Collateral	Borrowing / Funding Availability		Principal Balance
Senior Secured Notes	$425,000	12.0%	8/15/2018	$—	$—		$425,000
Original issue discount related to Senior Secured Notes	(7,988)			—	—		(8,509)
Notes payable-insurance policies (2)	4,973	3.2%	Various	—	—		2,366
Notes payable-other (2)	522	5.6%	Various	—	—		872
Total Corporate Indebtedness	422,507			—	—		419,729

PMR Acquisition Loan (1)(2)(3)(4)	59,302	20.6%	5/21/2016	—	—		62,211
Tempus Acquisition Loan (1)(2)(3)(4)	47,575	19.9%	6/30/2015	—	—		50,846
ILXA Inventory Loan (1)(2)(3)	13,075	7.5%	8/31/2015	—	—		15,939
Tempus Inventory Loan (1)(2)(3)	2,641	7.5%	6/30/2016	—	—		2,992
DPM Inventory Loan (1)(2)(3)	3,566	8.0%	Various				1,267
Note Payable-RFA fees (1)(2)(3)	978	10.0%	6/20/2014	—	—		1,395
Notes payable-other (1)(2)(3)	15	—%	11/18/2015	—	—		18
Total Non-Recourse Indebtedness other than Securitization Notes and Funding Facilities	127,152			—	—		134,668

Diamond Resorts Owners Trust Series 2013-1 (1)	78,095	2.0%	1/20/2025	80,299	—		—
Conduit Facility (1)	62,053	3.8%	4/10/2015	67,528	62,946	(5)	75,000
Quorum Facility (1)	53,701	6.1%	12/31/2015	57,374	26,299	(5)	52,417
Diamond Resorts Owners Trust Series 2009-1 (1)	35,695	9.5%	3/20/2026	75,567	—		50,025
Original issue discount related to Diamond Resorts Owners Trust Series 2009-1	(328)			—	—		(441)
Diamond Resorts Owners Trust Series 2011-1 (1)	30,066	4.0%	3/20/2023	30,743	—		36,849
Original issue discount related to Diamond Resorts Owners Trust Series 2011-1	(268)			—	—		(312)
Tempus Receivables Loan (1)(3)	35,987	10.0%	7/1/2015	47,330	—		44,027
Payments in transit (1)(3)	(1,226)			—	—		(1,150)
10% participation interest (Tempus Acquisition, LLC) (1)(3)	(5,548)			—	—		(5,945)
ILXA Receivables Loan (1)(3)	5,239	10.0%	8/31/2015	3,064	—		5,832
Total Securitization Notes and Funding Facilities	293,466			361,905	89,245		256,302
Total	$843,125			$361,905	$89,245		$810,699

(1) Non-recourse indebtedness
(2) Other notes payable
(3) Borrowings through special-purpose subsidiaries only
(4) Borrowing from lenders, which include affiliates of, or funds or accounts managed or advised by, Guggenheim Partners Investment Management, LLC, which is an affiliate of the Guggenheim Investor
(5) Borrowing / funding availability is calculated as the difference between the maximum commitment amount and the outstanding principal balance; however, the actual availability is dependent on the amount of eligible loans that serve as the collateral for such borrowings.

See Note 15—Borrowings of our condensed consolidated financial statements included elsewhere in this report for additional information on indebtedness incurred by us.
Senior Secured Notes. On August 13, 2010, we completed the issuance of $425.0 million of principal amount of 12.0% senior secured notes due 2018 ("Senior Secured Notes"). The Senior Secured Notes carry an interest rate of 12.0% and were issued with an original issue discount of 2.5%, or $10.6 million. Interest payments are due in arrears on February 15 and

August 15 of each year, commencing February 15, 2011. The Senior Secured Notes mature in August 2018 and may be redeemed by us at any time pursuant to the terms of the Senior Secured Notes. If we redeem, in whole or in part, the Senior Secured Notes prior to August 2014, the redemption price will be the face value of the Senior Secured Notes plus accrued and unpaid interest and an applicable premium. If we redeem all or part of the Senior Secured Notes on or after August 2014, the redemption price will be 106% of the face value of the Senior Secured Notes, subject to decreases over the next two years. On July 26, 2013, DRC commenced a tender offer to purchase for cash a portion of our outstanding Senior Secured Notes (the “Tender Offer”). DRC was required to make the Tender Offer under the indenture governing the Senior Secured Notes (the "Notes Indenture") as a result of the consummation of the IPO on July 24, 2013. The Tender Offer is scheduled to expire at 11:59 p.m., New York City time, on August 22, 2013, unless extended by DRC. See Note 23— Subsequent Events of our condensed consolidated financial statements included elsewhere in this quarterly report for further detail.
The Notes Indenture contains covenants that limit our ability to: (i) incur additional indebtedness or issue certain preferred shares; (ii) create liens; (iii) pay dividends or make other equity distributions; (iv) purchase or redeem capital stock or subordinated debt; (v) make certain investments; (vi) sell assets; (vii) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and (viii) engage in transactions with affiliates. As of June 30, 2013, we were in compliance with the above covenants.
Covenants limiting our ability to incur indebtedness or liens and covenants requiring us to offer to repurchase the Senior Secured Notes are determined by reference to Adjusted EBITDA for the Company and its restricted subsidiaries. Our restricted subsidiaries are all of our subsidiaries other than certain subsidiaries that we have designated as unrestricted subsidiaries in accordance with the Notes Indenture. As of June 30, 2013 and December 31, 2012, our unrestricted subsidiaries included our special purpose subsidiaries formed for the purpose of acquiring assets and assuming related liabilities in connection with strategic acquisitions (including ILX Acquisition Inc. and its subsidiaries; Tempus Acquisition, LLC and its subsidiaries; DPM Acquisition, LLC and its subsidiaries; and Aegean Blue Holdings Plc and its subsidiaries), as well as FLRX Inc. ("FLRX") (which currently conducts no operations and has no material assets other than an indirect interest in two undeveloped real estate parcels in Mexico) and its subsidiaries. Neither we nor any of our restricted subsidiaries has assumed or guaranteed the indebtedness of any of our unrestricted subsidiaries. See “Commitments and Contingencies—FLRX Litigation” for further detail regarding FLRX Inc. and “Use of Special-Purpose Subsidiaries” for a description of our use of special purpose subsidiaries.
Pursuant to the Notes Indenture:

•
we and our restricted subsidiaries are restricted from incurring any indebtedness (as defined in the Notes Indenture), unless on the date of, and after giving effect to, the incurrence of any such indebtedness, the Fixed Charge Coverage Ratio (which is defined in the Notes Indenture and represents the ratio of (1) Adjusted EBITDA for us and our restricted subsidiaries for the most recent four fiscal quarters for which financial statements are available to (2) our consolidated interest expense (as defined in the Notes Indenture), subject to specified exceptions and qualifications) exceeds 2.0 to 1.0;

•
we and our restricted subsidiaries are restricted from incurring any lien, pledge, security interest or other encumbrance on our assets other than specified permitted liens (as defined in the Notes Indenture), which permitted liens include liens on the collateral to secure indebtedness incurred, so long as our Secured Debt Ratio (which is defined in the Notes Indenture and represents the ratio of (1) total indebtedness of us and our restricted subsidiaries that is secured by liens on any of the collateral under the security documents relating to the Senior Secured Notes to (2) Adjusted EBITDA for us and our restricted subsidiaries for the four most recently ended fiscal quarters, subject to adjustments specified in the Notes Indenture), after giving effect to the incurrence of any such indebtedness, would not be greater than 2.5 to 1.0; and

•
within a specified period following each calendar year end, we are required to make an offer to repurchase Senior Secured Notes to the extent of 50% of any Excess Cash Flow (which is defined in the Notes Indenture and is derived from Adjusted EBITDA for us and our restricted subsidiaries), subject to the terms of, and procedures set forth in, the Notes Indenture.

We believe there will be sufficient existing cash resources and cash flow from operations to meet anticipated debt maturities and other cash requirements for the next 12 months. However, if we and our restricted subsidiaries are unable to incur additional indebtedness or liens, or if we are required to offer to repurchase Senior Secured Notes, and we do not have sufficient cash flows from operations, we may need to curtail our sales and marketing operations or raise additional capital.
Adjusted EBITDA for us and our restricted subsidiaries is derived from our consolidated Adjusted EBITDA, which we calculate in accordance with the Notes Indenture as our net income (loss), plus: (i) corporate interest expense; (ii) provision (benefit) for income taxes; (iii) depreciation and amortization; (iv) Vacation Interest cost of sales; (v) loss on extinguishment of debt; (vi) impairments and other non-cash write-offs; (vii) loss on the disposal of assets; (viii) amortization of loan origination costs; and (ix) amortization of net portfolio premiums; less (a) gain on the disposal of assets; (b) gain on bargain purchase from business combination; and (c) amortization of net portfolio discounts. Adjusted EBITDA is a non-United States generally accepted accounting principles ("U.S. GAAP") financial measure and should not be considered in isolation, or as an alternative to net cash provided by (used in) operating activities or any other measure of liquidity, or as an alternative to net income (loss), operating income (loss) or any other measure of financial performance, in any such case calculated and presented in accordance with U.S. GAAP. Provided below is additional information regarding the calculation of Adjusted EBITDA for purposes of the Notes Indenture.
Corporate interest expense is added back because interest expense is a function of outstanding indebtedness, not operations, and can be dependent on a company’s capital structure, debt levels and credit ratings. Accordingly, corporate interest expense can vary greatly from company to company and across periods for the same company. However, in calculating Adjusted EBITDA, interest expense related to lines of credit secured by the mortgages and contracts receivable generated in the normal course of selling Vacation Interests is not added back to Net Income because this borrowing is necessary to support our Vacation Interest sales business.
Loss on extinguishment of debt includes the effect of write-offs of capitalized debt issuance costs and substantial modifications of the terms of our indebtedness. While the amounts booked by us with respect to these events include both cash and non-cash items, the entire amounts are related to financing events, and not our ongoing operations. Accordingly, these amounts are treated similarly to corporate interest expense and are added back to Net Income in our Adjusted EBITDA calculation.
Vacation Interest cost of sales is excluded from our Adjusted EBITDA calculation because the method by which we are required to record Vacation Interest cost of sales pursuant to ASC 978 (a method designed for companies that, unlike us, engage in significant timeshare development activity) includes various projections and estimates, which are subject to significant uncertainty. Because of the cumulative “true-up” adjustment required by this method, as discussed below, this method can cause major swings in our reported operating income.
Pursuant to ASC 978, if we review our projections and determine that our estimated Vacation Interest cost of sales was higher (or lower) than our actual Vacation Interest cost of sales for the prior life of the project (which, for us, goes back to our acquisition of Sunterra Corporation in 2007), we apply the higher (or lower) Vacation Interest cost of sales retroactively. In such a case, our Vacation Interest cost of sales for the current period will be increased (or reduced) by the entire aggregate amount by which we underestimated (or overestimated) Vacation Interest cost of sales over such period (reflecting a cumulative adjustment extending back to the beginning of the current period). For additional information regarding how we record Vacation Interest Cost of sales, see “Critical Accounting Policies and Use of Estimates—Vacation Interest Cost of Sales.”
Vacation Interest sales revenue does not accrue until collectibility is reasonably assured, and is not subject to cumulative adjustments similar to those required in determining Vacation Interest cost of sales pursuant to ASC 978. As a result, Vacation Interest sales revenue is included in the calculation of Adjusted EBITDA, even though Vacation Interest cost of sales is excluded from such calculation.
In addition to covenants contained in the Notes Indenture, financial covenants governing the Conduit Facility are determined by reference to measures calculated in a manner similar to the calculation of Adjusted EBITDA. Further, Adjusted EBITDA is not only used for purposes of determining compliance with covenants in our debt-related agreements, but our management also uses our consolidated Adjusted EBITDA: (i) for planning purposes, including the preparation of our annual operating budget; (ii) to allocate resources to enhance the financial performance of our business; (iii) to evaluate the effectiveness of our business strategies and (iv) as a factor for determining compensation for personnel who are not provided to us by Hospitality Management and Consulting Service, LLC, a company beneficially owned by Mr. Cloobeck, our founder and Chairman, that provides us with services of Mr. Cloobeck, our three executive officers and other personnel.
However, Adjusted EBITDA has limitations as an analytical tool because, among other things:

•	Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted EBITDA does not reflect cash requirements for income taxes;

•	Adjusted EBITDA does not reflect interest expense for our corporate indebtedness;

•
although depreciation and amortization are non-cash charges, the assets being depreciated or amortized will often have to be replaced, and Adjusted EBITDA does not reflect any cash requirements for these replacements;

•
we make expenditures to replenish VOI inventory (principally pursuant to our inventory recovery agreements and in connection with our strategic acquisitions), and Adjusted EBITDA does not reflect our cash requirements for these expenditures or certain costs of carrying such inventory (which are capitalized); and

•	other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.
We encourage investors and securities analysts to review our U.S. GAAP consolidated financial statements included elsewhere in this quarterly report on Form 10-Q, and investors and securities analysts should not rely solely or primarily on Adjusted EBITDA or any other single financial measure to evaluate our liquidity or financial performance.
The following tables present Adjusted EBITDA for us and our restricted subsidiaries, as calculated in accordance with, and for purposes of covenants contained in, the Notes Indenture, reconciled to each of (1) our net cash provided by operating activities and (2) our net income (loss). The tables below present this reconciliation on an actual basis for the three and six months ended June 30, 2013 and 2012 and for the 12 months ended June 30, 2013 (LTM). Our net cash provided by operating activities and certain other financial data for the three months ended June 30, 2013 and 2012 is calculated by subtracting the applicable amount for the three months ended March 31, 2013 and 2012, respectively, from the corresponding amount for the six months ended June 30, 2013 and 2012, respectively. LTM is calculated by adding the applicable financial data for the six months ended June 30, 2013 to the corresponding amount for the year ended December 31, 2012, and then subtracting the corresponding amount for the six months ended June 30, 2012. LTM Adjusted EBITDA is presented because, as discussed above, the covenants in the Notes Indenture restricting the incurrence of indebtedness and liens are based upon Adjusted EBITDA for us and our restricted subsidiaries for the four most recently ended fiscal quarters.

Diamond Resorts Parent, LLC	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2013	2012	2013	2012	2013
	($ in thousands)
Net cash (used in) provided by operating activities	$(3,134)	$9,889	$7,204	$30,590	$1,214
Provision (benefit) for income taxes	411	(14,668)	849	(13,693)	232
Provision for uncollectible Vacation Interest sales revenues(a)	(9,208)	(5,702)	(15,880)	(9,817)	(31,520)
Amortization of capitalized financing costs and original issue discounts(a)	(1,929)	(1,576)	(3,803)	(3,082)	(7,014)
Stock-based compensation(a)	—	—	—	—	(3,321)
Deferred income taxes(b)	—	13,453	—	13,453	(443)
Loss on foreign currency(c)	(157)	(85)	(218)	(56)	(275)
Gain on mortgage purchase(a)	38	8	38	19	46
Gain on insurance settlement(d)	673	—	2,876	—	2,876
Corporate interest expense(e)	20,688	18,453	41,452	35,464	83,410
Change in operating assets and liabilities excluding acquisitions(f)	39,045	13,119	44,897	(8,153)	65,233
Vacation Interest cost of sales(g)	9,000	(7,834)	26,846	397	58,599
Adjusted EBITDA - Consolidated	55,427	25,057	104,261	45,122	169,037
Less: Adjusted EBITDA - Unrestricted Subsidiaries(h)	5,039	2,068	13,013	2,577	19,393
Plus: Intercompany elimination(i)	6,906	3,509	13,657	6,414	26,301
Adjusted EBITDA - Diamond Resorts Parent, LLC and Restricted Subsidiaries	$57,294	$26,498	$104,905	$48,959	$175,945

(a)    Represents non-cash charge or gain.
(b)    Represents the deferred income tax liability arising from the difference between the treatment for financial reporting purposes as compared to income tax return purposes, related to the intangible assets acquired in connection with the
PMR Acquisition.

(c)
Represents net realized losses on foreign exchange transactions settled at unfavorable exchange rates and unrealized losses resulting from the devaluation of foreign currency-denominated assets and liabilities.

(d)    Represents insurance settlements to be received in future periods in connection with property damage claims or reimbursement of defense costs related to litigation.
(e)    Represents corporate interest expense; does not include interest expense related to non-recourse indebtedness incurred by our special-purpose subsidiaries that is secured by our VOI consumer loans.

(f)    Represents the net change in operating assets and liabilities excluding acquisitions, as computed directly from the
statements of cash flows. Vacation Interest cost of sales is included in the net changes in unsold Vacation Interests,     net, as presented in the statements of cash flows.
(g)    We record Vacation Interest cost of sales using the relative sales value method in accordance with ASC 978, which requires us to make significant estimates which are subject to significant uncertainty. In determining the appropriate amount of costs using the relative sales value method, we rely on complex, multi-year financial models that incorporate a variety of estimated inputs. These models are reviewed on a regular basis, and the relevant estimates used in the models are revised based upon historical results and management's new estimates.
(h)     Represents the Adjusted EBITDA of unrestricted subsidiaries as defined in, and calculated in accordance with, the Notes Indenture.

(i)
Represents the elimination of revenues and expenses related to agreements entered into between our restricted and unrestricted subsidiaries. The agreements include service agreements for sales and marketing management, resort management, reservation services and portfolio management, whereby certain restricted subsidiaries operate these functions on behalf of the unrestricted subsidiaries for a fee. In addition to these service agreements, we have also entered into intercompany sales agreements, whereby certain restricted subsidiaries purchase unsold Vacation Interests from unrestricted subsidiaries.

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2013	2012	2013	2012	2013
	(in thousands)
Net income	$17,956	$46,611	$20,229	$37,036	$(3,164)
Plus: Corporate interest expense(a)	20,688	18,453	41,452	35,464	83,410
Provision (benefit) for income taxes	411	(14,668)	849	(13,693)	232
Depreciation and amortization(b)	6,075	4,369	12,329	8,174	23,012
Vacation Interest cost of sales(c)	9,000	(7,834)	26,846	397	58,599
Impairments and other non-cash write-offs(b)	—	—	79	(11)	1,099
Gain on the disposal of assets(b)	(38)	(24)	(88)	(96)	(597)
Adjustment to (gain on) bargain purchase from business combinations(d)	30	(22,698)	30	(22,749)	2,169
Amortization of loan origination costs(b)	1,286	788	2,468	1,495	4,268
Amortization of net portfolio premium (discounts)(b)	19	60	67	(895)	9
Adjusted EBITDA - Consolidated	55,427	25,057	104,261	45,122	169,037
Less: Adjusted EBITDA - Unrestricted Subsidiaries(e)	5,039	2,068	13,013	2,577	19,393
Plus: Adjusted EBITDA - Intercompany elimination(f)	6,906	3,509	13,657	6,414	26,301
Adjusted EBITDA - Diamond Resorts Parent, LLC and Restricted Subsidiaries	$57,294	$26,498	$104,905	$48,959	$175,945

(a)	Corporate interest expense does not include interest expense related to non-recourse indebtedness incurred by our special-purpose vehicles that is secured by our VOI consumer loans.

(b)	These items represent non-cash charges/gains.

(c)
We record Vacation Interest cost of sales using the relative sales value method in accordance with ASC 978, which requires us to make significant estimates which are subject to significant uncertainty. In determining the appropriate amount of costs using the relative sales value method, we rely on complex, multi-year financial models that incorporate a variety of estimated inputs. These models are reviewed on a regular basis, and the relevant estimates used in the models are revised based upon historical results and management's new estimates.

(d)	Represents the amount by which the fair value of the assets acquired net of the liabilities assumed in the PMR Acquisition exceeded the respective purchase prices.

(e)	Represents the Adjusted EBITDA of unrestricted subsidiaries as defined in, and calculated in accordance with, the Notes Indenture.

(f) Represents the elimination of revenues and expenses related to agreements entered into between our restricted and unrestricted subsidiaries. The significant agreements include service agreements for sales and marketing management, resort management, reservation services and portfolio management, whereby certain restricted subsidiaries operate these functions on behalf of the unrestricted subsidiaries for a fee. In addition to these service agreements, we have also entered into intercompany sales agreements, whereby certain restricted subsidiaries purchase unsold Vacation Interests from unrestricted subsidiaries.
Conduit Facility, 2009 Securitization, 2011 Securitization, and 2013 Securitization. On November 3, 2008, we entered into agreements for our Conduit Facility, pursuant to which we issued secured VOI receivable-backed variable funding notes designated Diamond Resorts Issuer 2008 LLC Variable Funding Notes in an aggregate principal amount not to exceed $215.4 million, which was decreased to $200.0 million, $73.4 million and $64.6 million on March 27, 2009, October 15, 2009 and August 31, 2010, respectively. On October 14, 2011, we entered into an amended and restated Conduit Facility agreement that extended the maturity date of the facility to April 12, 2013. On April 11, 2013, we entered into another amended and restated the Conduit Facility agreement that extended the maturity date of the facility to April 10, 2015. That amended and restated Conduit Facility provides for a $125.0 million, 24-month facility that is annually renewable for 364-day periods at the election of the lenders, bears interest at either LIBOR or the commercial paper rate (each having a floor of 0.50%) plus 3.25% and has a non-use fee of 0.75%. The overall advance rate on loans receivable in the portfolio is limited to 85% of the aggregate face value of the eligible loans.
In July 2010, we entered into an interest rate cap agreement to manage our exposure to interest rate increases associated with the Conduit Facility. During the year ended December 31, 2012, we entered into a series of interest rate cap agreements to further limit our exposure to interest rate increases associated with the Conduit Facility. See Note 3—Concentrations of Risk to our condensed consolidated financial statements included elsewhere in this report and Item 3. Quantitative and Qualitative Disclosures About Market Risk below for further detail on these cap agreements.
The Conduit Facility is subject to covenants including the maintenance of specific financial ratios. The financial ratio covenants consist of a minimum consolidated interest coverage ratio of at least 1.5 to 1.0 as of the measurement date and a maximum consolidated leverage ratio not to exceed 5.0 to 1.0 on each measurement date. The consolidated interest coverage ratio is calculated by dividing Consolidated EBITDA (as defined in the credit agreement) by Consolidated Interest Expense (as defined in the credit agreement); both are measured on a trailing 12-month basis preceding the measurement date. As of June 30, 2013, our interest coverage ratio was 3.59x. The consolidated leverage ratio is calculated by dividing Total Funded Debt (as defined in the credit agreement) minus unrestricted cash and cash equivalents as of the measurement date by Consolidated EBITDA as measured on a trailing 12-month basis preceding the measurement date. As of June 30, 2013, our leverage ratio was 2.38x. Covenants in the Conduit Facility also include a minimum liquidity requirement. The total liquidity covenant stipulates that our aggregate unrestricted cash and cash equivalents as of the measurement date must exceed $10.0 million through the Commitment Expiration Date. As of June 30, 2013, our unrestricted cash and cash equivalents under the non-special-purpose subsidiaries was $12.1 million. As of June 30, 2013, we were in compliance with all of these covenants.
On October 15, 2009, we completed our 2009 securitization transaction and issued two consumer loan backed notes designated as the DROT 2009 Class A Notes and the DROT 2009 Class B Notes, (together, the "DROT 2009 Notes"). The DROT 2009 Class A Notes carry an interest rate of 9.3% and had an initial face value of $169.2 million. The DROT 2009 Class B Notes carry an interest rate of 12.0% and had an initial face value of $12.8 million. The DROT 2009 Notes have a maturity date of March 20, 2026. The net proceeds received were $181.1 million compared to the $182.0 million face value, and we recorded the $0.9 million difference as an original issue discount on the securitization notes payable. Also on October 15, 2009, we used the proceeds from the DROT 2009 Notes to pay down the $148.9 million then-outstanding principal balance under our Conduit Facility, along with requisite accrued interest and fees associated with both conduit facilities.
On April 27, 2011, we completed a securitization transaction and issued the DROT 2011 Notes with a face value of $64.5 million. The DROT 2011 Notes mature on March 20, 2023 and carry an interest rate of 4.0%. The net proceeds were used to pay off in full the $36.4 million then-outstanding principal balance under our Conduit Facility, to pay down approximately $7.0 million of the Quorum Facility, to pay requisite accrued interest and fees associated with both facilities, and to pay certain expenses incurred in connection with the issuance of the DROT 2011 Notes, including the funding of a reserve account required thereby.
On January 23, 2013, we completed a securitization transaction and issued the DROT 2013-1 Class A and B Notes with a face value of $93.6 million ("DROT 2013 Notes"). The DROT 2013 Notes mature on January 20, 2025 and carry a weighted average interest rate of 2.0%. The net proceeds were used to pay off the $71.3 million then-outstanding principal balance under our Conduit Facility and to pay expenses incurred in connection with the issuance of the DROT 2013 Notes, including the funding of a reserve account required thereby.

Quorum Facility. Our subsidiary, DRI Quorum 2010, LLC (“DRI Quorum”), entered into a Loan Sale and Servicing Agreement (the “LSSA"), dated as of April 30, 2010 with Quorum, as purchaser. The LSSA and related documents provide for an aggregate minimum $40.0 million loan sale facility and joint marketing venture where DRI Quorum may sell eligible consumer loans and in-transit loans to Quorum on a non-recourse, permanent basis, provided that the underlying consumer obligor is a Quorum credit union member. The joint marketing venture has a minimum term of two years, and the LSSA provides for a purchase period of two years. The purchase price payment and the program purchase fee are each determined at the time that the loan is sold to Quorum. To the extent excess funds remain after payment of the sold loans at Quorum’s purchase price, such excess funds are required to be remitted to us as a deferred purchase price payment. The LSSA was amended on April 27, 2012 to increase the aggregate minimum committed amount of the Quorum Facility to $60.0 million. The LSSA was further amended and restated effective as of December 31, 2012 to increase the aggregate minimum committed amount of the Quorum Facility to $80.0 million and to extend the term of the agreement to December 31, 2015; provided that Quorum may further extend the term for additional one-year periods by written notice. Through June 30, 2013, the weighted average purchase price payment was 89.7% of the obligor loan amount and the weighted average program purchase fee was 6.1%.
ILXA Receivables Loan and Inventory Loan. On August 31, 2010, we completed the ILX Acquisition through our wholly-owned subsidiary, ILX Acquisition, Inc. (“ILXA”). In connection with the ILX Acquisition, ILXA entered into an Inventory Loan and Security Agreement (“ILXA Inventory Loan”) and a Receivables Loan and Security Agreement (“ILXA Receivables Loan”) with Textron Financial Corporation. The ILXA Inventory Loan is a non-revolving credit facility in the maximum principal amount of $23.0 million with an interest rate of 7.5%. The ILXA Receivables Loan is a receivables facility with an initial principal amount of $11.9 million with an interest rate of 10.0% and is collateralized by mortgages and contracts receivable of ILXA. Both loans mature on August 31, 2015. The proceeds from these loans were used to fund the ILX Acquisition. ILXA and each of its wholly-owned subsidiaries are special-purpose subsidiaries.
  Tempus Acquisition Loan and Tempus Resorts Acquisition Financing. On July 1, 2011, we completed the Tempus Resorts Acquisition through Mystic Dunes, LLC, a wholly-owned subsidiary of Tempus Acquisition, LLC. In order to fund the Tempus Resorts Acquisition, Tempus Acquisition, LLC entered into a Loan and Security Agreement with Guggenheim Corporate Funding, LLC, as administrative agent for the lenders, which include affiliates of, or funds or accounts managed or advised by, Guggenheim Partners, LLC, which is an affiliate of DRP Holdco, LLC (the "Guggenheim Investor"), and Silver Rock Financial LLC, which is an affiliate of one of our investors (the “Tempus Acquisition Loan”). The Tempus Acquisition Loan was collateralized by all assets of Tempus Acquisition, LLC. The Tempus Acquisition Loan was initially in an aggregate principal amount of $41.1 million (which included a $5.5 million revolving loan). The Tempus Acquisition Loan bore interest at a rate of 18.0% (of which an amount equal to not less than 10.0% per annum was paid in cash on a quarterly basis and the remaining accrued amount was to be paid, at our election, in cash or in kind by adding the applicable accrued amount to principal), and was scheduled to mature on June 30, 2015. In addition, Tempus Acquisition, LLC paid a 2.0% closing fee based on the initial Tempus Acquisition Loan balance as of July 1, 2011 and was also required to make an exit fee payment for up to 10% of the initial Tempus Acquisition Loan balance upon the final payment-in-full of the outstanding balance under the loan. Tempus Acquisition, LLC was required to make principal prepayments equal to (i) on a monthly basis, 40% of the aggregate interval purchase price received by Mystic Dunes, LLC in the prior month, (ii) within one business day of receipt, net participation proceeds payments less amounts attributable to interest paid, generated by Tempus Acquisition, LLC's acquisition of a participating interest in the Tempus Receivables Loan (as defined below), (iii) 100% of excess cash flow from the Tempus Resorts Acquisition and the Aegean Blue Acquisition, commencing with the quarter ending December 31, 2012, and (iv) $0.3 million, payable monthly, commencing in January 2013. Within 30 days after the end of each calendar year commencing with calendar year 2012, Tempus Acquisition, LLC was also required to make an additional prepayment in an amount equal to the difference between the aggregate principal prepayments paid in the calendar year and $5.0 million, such that a minimum of $5.0 million in aggregate annual principal reductions were made. On September 28, 2012, Tempus Acquisition, LLC amended the Loan and Security Agreement to terminate the revolving loan and transfer the then-outstanding balance under the revolving loan to the term loans. On October 4, 2012, Tempus Acquisition, LLC further amended the Loan and Security Agreement to provide an additional $6.6 million borrowing under the term loans to fund the Aegean Blue Acquisition. The Tempus Acquisition Loan was further amended on November 20, 2012 and December 21, 2012 to increase the term loans by $2.5 million and $5.0 million, respectively, to pay separation payments to principals of the Mystic Dunes resorts, and to fund guaranties and indemnities required to be paid to Mystic Dunes, LLC's HOAs. Some of the investment advisory clients of Wellington Management Company, LLP which are investors in our company became lenders under this credit facility in connection with the December 2012 amendment to the Tempus Acquisition Loan.
On July 1, 2011, an aggregate of $7.5 million of the Tempus Acquisition Loan was used by Tempus Acquisition, LLC to purchase a 10% participating interest in the Tempus Receivables Loan, and the remaining proceeds were loaned to Mystic Dunes, LLC pursuant to a Loan and Security Agreement having payment terms identical to the Tempus Acquisition Loan (the “Mystic Dunes Loan"). The Mystic Dunes Loan is collateralized by all assets of Mystic Dunes, LLC. The proceeds of the

Mystic Dunes Loan were used to pay off certain existing indebtedness and closing costs associated with the Tempus Resorts Acquisition.
On July 24, 2013, the outstanding principal balance under the Tempus Acquisition Loan, along with accrued and unpaid interest and exit fees, was paid off in full using proceeds from the IPO. In addition, the Mystic Dunes Loan was paid off in full. See Note 23—Subsequent Events of our condensed consolidated financial statements included elsewhere in this quarterly report for further detail.
On July 1, 2011, Mystic Dunes Receivables, LLC, a subsidiary of Mystic Dunes, LLC, entered into a Loan and Security Agreement with Resort Finance America, LLC (the “Tempus Receivables Loan”). The Tempus Receivables Loan is a receivables credit facility in the amount of $74.5 million, collateralized by mortgages and contracts receivable acquired in the Tempus Resorts Acquisition. All cash flows received from customer payments, including principal, interest and miscellaneous fees (net of contractual servicing costs) are used to pay the principal and accrued interest balances on the Tempus Receivables Loan. In addition, Mystic Dunes Receivables, LLC is required to make additional principal payments in the event the aging status of the receivables in the underlying portfolio does not meet certain requirements. During the six months ended June 30, 2013 and 2012, Mystic Dunes, LLC made additional principal payments of $0.3 million and $0.1 million, respectively, pursuant to this requirement. The Tempus Receivables Loan bears interest at a rate that is the higher of (i) one-month LIBOR plus 7.0% or (ii) 10%, adjusted monthly, and matures on July 1, 2015. Furthermore, we are obligated to pay Resort Finance America, LLC an initial defaulted timeshare loans release fee over 36 months from August 2011 through June 2014. The fee was recorded at fair value as of July 1, 2011 using a discount rate of 10%.
Another subsidiary of Mystic Dunes, LLC entered into an Amended and Restated Inventory Loan and Security Agreement with Textron Financial Corporation (the “Tempus Inventory Loan”) in the maximum amount of $4.3 million, collateralized by certain VOI inventory acquired in the Tempus Resorts Acquisition. The Tempus Inventory Loan bears interest at a rate equal to the three-month LIBOR (with a floor of 2.0%) plus 5.5% and matures on June 30, 2016, subject to extension to June 30, 2018. Hereinafter, the Tempus Acquisition Loan, the Mystic Dunes Loan, the Tempus Receivables Loan and the Tempus Inventory Loan are sometimes collectively referred to herein as the "Tempus Loans."
Tempus Acquisition, LLC, Mystic Dunes, LLC and each of their respective wholly-owned subsidiaries are special-purpose subsidiaries.
PMR Acquisition Loan and Inventory Loan. On May 21, 2012, DPM Acquisition, LLC and subsidiaries ("DPMA") completed the PMR Acquisition whereby it acquired assets pursuant to an Asset Purchase Agreement, among DPMA and Pacific Monarch Resorts, Inc., Vacation Interval Realty, Inc., Vacation Marketing Group, Inc., MGV Cabo, LLC, Desarrollo Cabo Azul, S. de R.L. de C.V., and Operadora MGVM S. de R.L. de C.V. Pursuant to the Asset Purchase Agreement, DPMA acquired certain resort management agreements, unsold VOIs and the rights to recover and resell such interests, a portion of the seller's consumer loans portfolio and certain real property and other assets for approximately $51.6 million in cash, plus the assumption of specified liabilities related to the acquired assets.
In order to fund the PMR Acquisition, on May 21, 2012, DPMA entered into a Loan and Security Agreement with Guggenheim Corporate Funding, LLC, as administrative agent for the lenders, which include affiliates of, or funds or accounts managed or advised by, Guggenheim Partners Investment Management, LLC, which is an affiliate of the Guggenheim Investor, Wellington Management Company, LLP, including some of the Wellington Management Investors, and Silver Rock Financial LLC, which is an affiliate of one of our investors (the "PMR Acquisition Loan"). The PMR Acquisition Loan was collateralized by substantially all of the assets of DPMA. The PMR Acquisition Loan was initially in an aggregate principal amount of $71.3 million (consisting of a $61.3 million term loan and a $10.0 million revolving loan). The PMR Acquisition Loan bore interest at a rate of 18.0% (of which an amount equal to not less than 10.0% per annum was paid in cash on a quarterly basis and the remaining accrued amount was to be paid, at our election, in cash or in kind by adding the applicable accrued amount to principal), and matures on May 21, 2016.
The PMR Acquisition Loan provided that, (i) DPMA was required to pay quarterly (a) to the administrative agent, for its own account, an administration fee, and (b) to Guggenheim Corporate Funding, LLC, for the benefit of the lenders with commitments to make revolving loans thereunder, an unused line fee based upon each such lender's commitment to provide revolving loans and the then outstanding principal amount of such lender's revolving loan, (ii) DPMA was required to make certain mandatory monthly and quarterly prepayments of amounts borrowed under the PMR Acquisition Loan, and (iii) on the maturity date for the term loan, if not paid earlier in accordance therewith, DPMA was required to pay an exit fee of up to 10.0% of the initial loan amount. On the closing date for the PMR Acquisition, pursuant to the PMR Acquisition Loan, DPMA paid a closing fee of approximately $2.1 million to the administrative agent and certain lenders party thereto. The proceeds of the PMR Acquisition Loan were used to fund the purchase price for the PMR Acquisition and associated closing costs.
On September 28, 2012, DPMA amended the Loan and Security Agreement to terminate the revolving loan and transfer the then-outstanding balance under the revolving loan to the term loan.

On July 24, 2013, the outstanding principal balance under the PMR Acquisition Loan, along with accrued and unpaid interest and exit fees, was paid off in full using proceeds from the IPO. See Note 23—Subsequent Events of our condensed consolidated financial statements included elsewhere in this quarterly report for further detail.
On May 21, 2012, DPMA also entered into an Inventory Loan and Security Agreement (the "DPM Inventory Loan") with RFA PMR LoanCo, LLC. The DPM Inventory Loan provides debt financing for a portion of the purchase price of the defaulted receivables to be purchased by DPMA pursuant to a collateral recovery and repurchase agreement entered into between DPMA and an affiliate of RFA PMR LoanCo, LLC in connection with the PMR Acquisition. The interest rate is a variable rate equal to the sum of LIBOR plus 6.0% per annum, provided that LIBOR is never less than 2.0% or greater than 4.0% per annum.
DPMA and each of its wholly-owned subsidiaries are special-purpose subsidiaries.
Except with respect to the Senior Secured Notes, a substantial amount of our indebtedness is non-recourse, including the DROT 2009 Notes, the DROT 2011 Notes, the DROT 2013 Notes, the Conduit Facility, the Quorum Facility, the ILXA Receivables Loan, the ILXA Inventory Loan, the Tempus Receivables Loan, the Tempus Inventory Loan and the DPM Inventory Loan. In addition, the Tempus Acquisition Loan and the PMR Acquisition Loan were non-recourse prior to their payoff on July 24, 2013, using proceeds from the IPO. Our securitizations represent debt that is securitized through bankruptcy-remote special-purpose entities, the creditors of which have no recourse to DRII, DRP or DRC for principal or interest. The funds received from the obligors of our consumer loans are directly used to pay the principal and interest due on the securitization notes.
Notes Payable. We finance premiums on certain insurance policies under unsecured notes. These unsecured notes will mature in September 2013, December 2013 and February 2014, and each carries an interest rate of 3.2% per annum. In addition, we purchased certain software licenses during the year ended December 31, 2012 with monthly interest-free payments due for the next two years and this obligation was recorded at fair value using a discount rate of 5.7%.
Future Capital Requirements. Over the next 12 months, we expect that our cash flows from operations and the borrowings under the Funding Facilities will be available to cover the interest payments due under the Senior Secured Notes and fund our operating expenses and other obligations.
Our future capital requirements will depend on many factors, including the growth of our consumer financing activities and the expansion of our hospitality management operations. Our ability to secure short-term and long-term financing in the future will depend on a variety of factors, including our future profitability, the performance of our consumer loan receivable portfolio, our relative levels of debt and equity and the overall condition of the credit and securitization markets. There can be no assurances that any such financing will be available to us. If we are unable to secure short-term and long-term financing in the future or if cash flows from operations are less than expected, our liquidity and cash flows would be materially and adversely affected, we may be required to curtail our sales and marketing operations and we may not be able to implement our growth strategy.
Deferred Taxes. As of June 30, 2013, we had available approximately $227.4 million of unused federal net operating loss carry-forwards, $197.5 million of unused state net operating loss carry-forwards, and $149.3 million of foreign net operating loss carry-forwards with expiration dates from 2017 through 2029 (except for certain foreign net operating loss carry-forwards that do not expire) that may be applied against future taxable income, subject to certain limitations.
Even with the limitation, $101.6 million of federal net operating loss is currently available for unlimited use and an additional $13.5 million becomes available each year. Similarly, the state net operating loss carry-forwards are also available for use. Although our future cash tax liabilities cannot be entirely eliminated through the application of these net operating loss carry-forwards due to a 90% statutorily imposed limitation applicable to a portion of our alternative minimum tax net operating loss carry-forwards, we believe that the availability of these net operating loss carry-forwards to offset future taxable income will result in minimal cash tax obligations in future periods.
Commitments and Contingencies. From time to time, we or our subsidiaries are subject to certain legal proceedings and claims in the ordinary course of business.
FLRX Litigation
One of our subsidiaries, FLRX, is a defendant in a lawsuit originally filed in July 2003, alleging the breach of certain contractual terms relating to the obligations under a stock purchase agreement for the acquisition of FLRX in 1998, as well as certain violations under applicable consumer protection acts. FLRX currently conducts no operations and has no material assets other than an indirect interest in two undeveloped real estate parcels in Mexico. In January 2010, following a jury trial, a Washington state court entered a judgment against FLRX, awarded plaintiffs damages of $30.0 million plus post-judgment interest at a rate of 12% per annum and attorney's fees of approximately $1.5 million plus accrued interest, and ordered specific performance of certain ongoing contractual obligations pursuant to the breach of contract claim.

FLRX appealed the verdict. On November 14, 2011, we received notice that the Court of Appeals for the State of Washington affirmed the lower court decision upholding the judgment against FLRX. On February 27, 2012, FLRX filed a petition for review with the State Supreme Court. On June 6, 2012, the petition was denied. Any liability in this matter is not covered by insurance. Neither DRC nor any of its other subsidiaries is party to this lawsuit. Sunterra Corporation was originally named as a defendant in this matter, but it was later dismissed from the case. It is possible that FLRX may at some point determine to file for protection under the Federal Bankruptcy Code.
In April 2012, the plaintiffs in the FLRX case filed a lawsuit in King County Superior Court in the State of Washington against DRP and DRC. The complaint, which alleges two claims for alter ego and fraudulent conveyance, seeks to hold DRP and DRC liable for the judgment entered against FLRX. Plaintiffs claim that the defendants manipulated the corporate form of FLRX and caused fraudulent transfers of assets from FLRX.
On May 18, 2012, the case was removed to the U.S. District Court for the Western District of Washington, Case No. 2:12-cv-00870. On August 29, 2012, DRC filed an answer to the complaint, denying all material allegations therein and raising various affirmative defenses. On September 24, 2012, the court entered an order dismissing DRP. The court has set the case for trial on December 3, 2013. The parties are currently engaged in discovery. We intend to vigorously defend against these claims.
Although we believe that we will not have any material liability when these matters are ultimately resolved, there can be no assurance that this will be the case. As of June 30, 2013, we had an estimated litigation accrual of $1.0 million in accrued liabilities in the accompanying condensed consolidated balance sheet, which represents the write-down of FLRX’s investment in subsidiaries to $0. Legal fees associated with these cases are expensed as incurred.
Off-Balance Sheet Arrangements. As of June 30, 2013, we did not have any off-balance sheet arrangements (as defined in Item 303(a)(4) of Regulation S-K).
Contractual Obligations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations" in the Final Prospectus for a summary of our contractual obligations as of December 31, 2012. As of June 30, 2013, there had been no material changes outside the ordinary course of our business in contractual obligations since December 31, 2012.
  Information Regarding Geographic Areas of Operation. We currently conduct our Hospitality and Management Services and Vacation Interest Sales and Financing operations in two geographic areas: North America and Europe. Our North America operations include our managed resorts in the continental U.S., Hawaii, Mexico and the Caribbean, and our Europe operations include our managed resorts in England, Scotland, Ireland, Italy, Spain, Portugal, Austria, Malta, France and Greece. The following table reflects our total revenue and assets by geographic area for the periods ended on, or as of, the dates presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenue
North America	$151,834	$110,259	$291,285	$209,645
Europe	22,039	11,185	36,040	20,749
Total Revenues	$173,873	$121,444	$327,325	$230,394

	June 30, 2013	December 31, 2012
Mortgages and contracts receivable, net
North America	$333,326	$310,955
Europe	1,750	1,977
Total mortgages and contracts receivable, net	$335,076	$312,932

Unsold Vacation Interests, net
North America	$269,077	$275,352
Europe	38,536	40,515
Total unsold Vacation Interests, net	$307,613	$315,867

Property and equipment, net
North America	$53,775	$50,643
Europe	4,688	4,477
Total property and equipment, net	$58,463	$55,120

Intangible assets, net
North America	$97,440	$103,141
Europe	7,520	9,357
Total intangible assets, net	$104,960	$112,498

Total long-term assets, net
North America	$753,618	$740,091
Europe	52,494	56,326
Total long-term assets, net	$806,112	$796,417

Critical Accounting Policies and Use of Estimates
The discussion of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates and assumptions, including those related to revenue, bad debts and income taxes. These estimates are based on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of our analysis form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and the impact of such differences may be material to our condensed consolidated financial statements.
Critical accounting policies are those policies that, in management's view, are most important in the portrayal of our financial condition and results of operations. The methods, estimates and judgments that we use in applying our accounting policies have a significant impact on the results that we report in our financial statements. These critical accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. Those critical accounting policies and estimates that require the most significant judgment are discussed further below.
Vacation Interest Sales Revenue Recognition
With respect to our recognition of revenue from VOI sales, we follow the guidelines included in ASC 978. Under ASC 978, Vacation Interest sales revenue is divided into separate components that include the revenue earned on the sale of the VOI and the revenue earned on the sales incentive given to the customer as motivation to purchase the VOI. Each component is treated as a separate transaction but both are recorded in Vacation Interest sales line of our statement of operations and comprehensive income (loss). In order to recognize revenue on the sale of VOIs, ASC 978 requires a demonstration of a buyer's commitment (generally a cash payment of 10% of the purchase price plus the value of any sales incentives provided). A buyer's down payment and subsequent mortgage payments are adequate to demonstrate a commitment to pay for the VOI once 10% of the purchase price plus the value of the incentives provided to consummate a VOI transaction has been covered. We recognize sales of VOIs on an accrual basis after (i) a binding sales contract has been executed; (ii) the buyer has adequately demonstrated a commitment to pay for the VOI; (iii) the rescission period required under applicable law has expired; (iv) collectibility of the receivable representing the remainder of the sales price is reasonably assured; and (v) we have completed substantially all of our obligations with respect to any development related to the real estate sold (i.e., construction has been substantially completed and certain minimum project sales levels have been met). If the buyer's commitment has not met ASC 978 guidelines, the VOI sales revenue and related Vacation Interest cost of sales and direct selling costs are deferred and recognized under the installment method until the buyer's commitment is satisfied, at which time the remaining amount of the sale is recognized. The net deferred revenue is recorded as a reduction to mortgages and contracts receivable on our balance sheet. Under ASC 978, the provision for uncollectible Vacation Interest sales revenue is recorded as a reduction of Vacation Interest sales revenue.
Vacation Interest Cost of Sales
We record Vacation Interest cost of sales using the relative sales value method in accordance with ASC 978. This method, which was originally designed for developers of timeshare resorts, requires us to make a number of projections and estimates which are subject to significant uncertainty. In order to determine the amounts that must be expensed for each dollar of Vacation Interest sales with respect to a particular project, we are required to prepare a forecast of sales and certain costs for the entire project's life cycle. These forecasts require us to estimate, among other things, the costs to acquire (or, if applicable, build) additional VOIs, the total revenues expected to be earned on the project (including estimations of sales price per point and the aggregate number of points to be sold), the proper provision for uncollectible Vacation Interest sales revenue and sales incentives, and the projected future cost and volume of recoveries of VOIs. Then, these costs as a percentage of Vacation Interest sales revenue are determined and that percentage is applied retroactively to all prior sales and is applied to sales within the current period and future periods with respect to a particular project. These projections are reviewed on a regular basis, and the relevant estimates used in the projections are revised (if necessary) based upon historical results and management's new estimates. We require a seasoning of pricing strategy changes before such changes fully affect the projection, which generally occurs over a six month period. If any estimates are revised, we are required to adjust our Vacation Interest cost of sales using the revised estimates, and the entire adjustment required to correct Vacation Interest cost of sales over the life of the project to date is taken in the period in which the estimates are revised. Accordingly, small changes in any of the numerous estimates in the model can have a significant financial statement impact, both positively and negatively, because of the retroactive adjustment required by ASC 978. See “Unsold Vacation Interests, net” below for further detail, and see “Liquidity and Capital Resources—Senior Secured Notes” for a discussion of the potential effects of such retroactive adjustments.
Mortgages and Contracts Receivable and Allowance for Loan and Contract Losses
We account for mortgages (for the financing of previously sold intervals) and contracts receivable (for the financing of points) under ASC 310.
Mortgages and contracts receivable that we originate or acquire are recorded net of (i) deferred loan and contract costs, (ii) the discount or premium on the acquired mortgage pool and (iii) the related allowance for loan and contract losses. Loan and contract origination costs incurred in connection with providing financing for VOIs are capitalized and amortized over the term of the related mortgages or contracts receivable as an adjustment to interest revenue using the effective interest method. Because we currently sell VOIs only in the form of points, we are not currently originating any new mortgages. We record a sales provision for estimated mortgage and contracts receivable losses as a reduction to Vacation Interest sales revenue. This provision is calculated as projected gross losses for originated mortgages and contracts receivable, taking into account estimated VOI recoveries. If actual mortgage and contracts receivable losses differ materially from these estimates, our future results of operations may be adversely impacted.
We apply our historical default percentages based on credit scores of the individual customers to our mortgage and contracts receivable population and evaluate other factors such as economic conditions, industry trends, defaults and past due agings to analyze the adequacy of the allowance. Any adjustments to the allowance for mortgage and contracts receivable loss are recorded within Vacation Interest sales revenue.
We charge off mortgages and contracts receivable upon the earliest of (i) cancellation or foreclosure proceedings or (ii) the customer's account becoming over 180 days delinquent. Once a customer has made six timely payments following the event leading to the charge-off, the charge-off is reversed. A default in a customer's initial payment results in a rescission of the sale. All collection and foreclosure costs are expensed as incurred.
The mortgages and contracts receivable we acquired on April 27, 2007 in connection with the Sunterra Corporation acquisition, on August 31, 2010 in connection with the ILX Acquisition, on July 1, 2011 in connection with the Tempus Resorts Acquisition, on May 21, 2012 in connection with the PMR Acquisition and on October 5, 2012 in connection with the Aegean

Blue Acquisition are each accounted for separately as an acquired pool of loans. Any discount or premium associated with each pool of loans is amortized using an amortization method that approximates the effective interest method.
Unsold Vacation Interests, Net
Unsold VOIs are valued at the lower of cost or fair market value. The cost of unsold VOIs includes acquisition costs, hard and soft construction costs (which are comprised of architectural and engineering costs incurred during construction), the cost incurred to recover inventory and other carrying costs (including interest, real estate taxes and other costs incurred during the construction period). The costs capitalized for recovered intervals differ based on a variety of factors, including the method of recovery and the timing of the original sale or loan origination. Costs are expensed to Vacation Interest cost of sales under the relative sales value method described above. In accordance with ASC 978, under the relative sales value method, cost of sales is calculated as a percentage of Vacation Interest sales revenue using a cost-of-sales percentage ratio of total estimated development costs to total estimated Vacation Interest sales revenue, including estimated future revenue and incorporating factors such as changes in prices and the recovery of VOIs (generally as a result of maintenance fee and contracts receivable defaults). In accordance with ASC 978, the selling, marketing and administrative costs associated with any sale, whether the original sale or subsequent resale of recovered inventory, are expensed as incurred.
In accordance with ASC 978, on a quarterly basis, we recalculate the total estimated Vacation Interest sales revenue and total estimated costs. The effects of changes in these estimates are accounted for as a current period adjustment so that the balance sheet at the end of the period of change and the accounting in subsequent periods are as they would have been if the revised estimates had been the original estimates. These adjustments can be material.
Income Taxes
We are subject to income taxes in the U.S. (including federal and state) and numerous foreign jurisdictions in which we operate. We record income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and attributable to operating loss and tax credit carry-forwards. Accounting standards regarding income taxes require a reduction of the carrying amounts of deferred tax assets by a valuation allowance, if based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically based on a more-likely-than-not realization threshold. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carry-forward periods, our experience with operating loss and tax credit carry forwards not expiring unused, and tax planning alternatives.
We recorded a deferred tax asset as a result of net operating losses incurred (the use of which for tax purposes may be subject to limitations), and as part of our financial reporting process, we must assess the likelihood that our deferred tax assets can be recovered. During this process, certain relevant criteria are evaluated, including the existence of deferred tax liabilities against which deferred tax assets can be applied, and taxable income in future years. Unless recovery is more likely than not, a reserve in the form of a valuation allowance is established as an offset to the deferred tax asset. As a result of uncertainties regarding our ability to generate sufficient taxable income to utilize our net operating loss carry forwards, we maintain a valuation allowance against the balance of our deferred tax assets.
Accounting standards regarding uncertainty in income taxes provide a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely, based solely on the technical merits, of being sustained on examinations. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.

New Accounting Pronouncements

Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. However, we have made an irrevocable election not to take advantage of this extended transition period provided in Section 7(a)(2)(B) of the Securities Act as allowed by Section 107(b)(1) of the JOBS Act.
There have been no new accounting pronouncements issued that affect us since the quarter ended March 31, 2013.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Inflation. Inflation and changing prices have not had a material impact on our revenues, income (loss) from operations, and net income (loss) during any of our three most recent fiscal years. However, to the extent inflationary trends affect short-term interest rates, a portion of our debt service costs, as well as the rates we charge on our consumer loans, may be affected.
Interest Rate Risk. Historically, we have been exposed to interest rate risk through our variable rate indebtedness, including our Funding Facilities discussed above, which we have attempted to manage through the use of derivative financial instruments. For example, we are required to hedge 90% of the outstanding note balance under our Conduit Facility. We do not hold or issue financial instruments for trading purposes and do not enter into derivative transactions that would be considered speculative positions. At June 30, 2013, our derivative financial instruments consisted of six interest rate cap agreements, which did not qualify for hedge accounting. Interest differentials resulting from these agreements are recorded on an accrual basis as an adjustment to interest expense. To manage exposure to counterparty credit risk in interest rate swap and cap agreements, we enter into agreements with highly rated institutions that can be expected to fully perform under the terms of such agreements.
To the extent we assume variable rate indebtedness in the future, any increase in interest rates beyond amounts covered under any corresponding derivative financial instruments, particularly if sustained, could have an adverse effect on our results of operations, cash flows and financial position. We cannot assure that any hedging transactions we enter into will adequately mitigate the adverse effects of interest rate increases or that counterparties under these agreements will honor their obligations.
Additionally, we derive net interest income from our consumer financing activities to the extent the interest rates we charge our customers who finance their purchases of VOIs exceed the variable interest rates we pay to our lenders. Because our mortgages and contracts receivable generally bear interest at fixed rates, future increases in interest rates may result in a decline in our net interest income.
As of June 30, 2013, 12.4% of our borrowings, or $104.2 million, bore interest at variable rates. However, most of our variable-rate borrowings require a minimal interest rate floor when LIBOR is below certain levels. Assuming the level of variable-rate borrowings outstanding at June 30, 2013 and assuming a one percentage point increase in the 2013 average interest rate payable on these borrowings, it was estimated that our 2013 interest expense would have increased and net income would have decreased by $0.4 million.
Foreign Currency Translation Risk. In addition to our operations throughout the U.S., we conduct operations in international markets from which we receive, at least in part, revenues in foreign currencies. For example, we receive Euros and British Pounds Sterling in connection with operations in our European managed resorts and European VOI sales and Mexican Pesos in connection with our operations in Mexico. Because our financial results are reported in U.S. dollars, fluctuations in the value of the Euro and British Pound Sterling against the U.S. dollar have had and will continue to have an effect, which may be significant, on our reported financial results. A decline in the value of any of the foreign currencies in which we receive revenues, including the Euro, British Pound Sterling or Mexican Peso, against the U.S. dollar will tend to reduce our reported revenues and expenses, while an increase in the value of any such foreign currencies against the U.S. dollar will tend to increase our reported revenues and expenses. Variations in exchange rates can significantly affect the comparability of our financial results between financial periods. For additional information on the potential impact of exchange rate fluctuations on our financial results, see Item 1A, "Risk Factors—Fluctuations in foreign currency exchange rates, including as a result of the ongoing European debt crisis, may affect our reported results of operations" of the Final Prospectus.

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and within the time frames specified in the SEC's rules and forms and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on the Effectiveness of Controls
Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our company have been detected.
These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies and procedures.

PART II-OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS
From time to time, we or our subsidiaries are subject to certain legal proceedings and claims in the ordinary course of business.
FLRX Litigation
FLRX is a defendant in a lawsuit originally filed in July 2003, alleging the breach of certain contractual terms relating to the obligations under a stock purchase agreement for the acquisition of FLRX in 1998, as well as certain violations under applicable consumer protection acts. FLRX currently conducts no operations and has no material assets other than an indirect interest in two undeveloped real estate parcels in Mexico. In January 2010, following a jury trial, a Washington state court entered a judgment against FLRX, awarded plaintiffs damages of $30.0 million plus post-judgment interest at a rate of 12% per annum and attorney’s fees of approximately $1.5 million plus accrued interest, and ordered specific performance of certain ongoing contractual obligations pursuant to the breach of contract claim.
FLRX appealed the verdict. On November 14, 2011, we received notice that the Court of Appeals for the State of Washington affirmed the lower court decision upholding the judgment against FLRX. On February 27, 2012, FLRX filed a petition for review with the State Supreme Court. On June 6, 2012, the petition was denied. Any liability in this matter is not covered by insurance. Neither DRC nor any of its other subsidiaries is party to this lawsuit. Sunterra was originally named as a defendant in this matter, but it was later dismissed from the case. It is possible that FLRX may at some point determine to file for protection under the Federal Bankruptcy Code.
In April 2012, the plaintiffs in the FLRX case filed a lawsuit in King County Superior Court in the State of Washington against DRP and DRC. The complaint, which alleges two claims for alter ego and fraudulent conveyance, seeks to hold DRP and DRC liable for the judgment entered against FLRX. Plaintiffs claim that the defendants manipulated the corporate form of FLRX and caused fraudulent transfers of assets from FLRX.
On May 18, 2012, the case was removed to the U.S. District Court for the Western District of Washington, Case No. 2:12-cv-00870. On August 29, 2012, DRC filed an answer to the complaint, denying all material allegations therein and raising various affirmative defenses. On September 24, 2012, the court entered an order dismissing DRP. The court has set the case for trial on December 3, 2013. The parties are currently engaged in discovery. We intend to vigorously defend against these claims.
Although we believe that we will not have any material liability when these matters are ultimately resolved, there can be no assurance that this will be the case. At June 30, 2013, we had an estimated litigation accrual of $1.0 million in accrued liabilities in the accompanying condensed consolidated balance sheet, which represents the write-down of our investment in the FLRX subsidiaries to $0. Legal fees associated with these cases are expensed as incurred.
St. Maarten Litigation
In December 2004 and January 2005, two separate cases were filed in the Joint Court of Justice of the Netherlands Antilles against AKGI St. Maarten NV ("AKGI"), one of our subsidiaries, challenging AKGI's title to seven whole ownership units at the Royal Palm Resort, and alleging the breach of certain agreements that existed prior to AKGI's acquisition of the resort. AKGI purchased the resort at auction in 1995. Each claimant alleges that, between 1989 and 1991, he purchased certain units from the prior owner of Royal Palm Resort, and that he holds in perpetuity, legal title to, or a leasehold interest in, these respective units and is entitled to a refund of the purchase price and an annual 12% return on the purchase price (which totaled $1.2 million in one case and $1.3 million in the other case). Due to the nature of the AKGI purchase and the underlying St. Maarten laws, we believe that the obligations to the claimants would only be enforceable if the agreement between the claimant and AKGI's predecessor was either a timeshare agreement or a lease agreement. AKGI has answered that the claimants' agreements were, in fact, investment contracts, and are therefore not enforceable under St. Maarten law. In February 2011, the case that was pending in the highest and final court of appeal was dismissed as to all claims, with our having no obligations, financial or otherwise, to claimant. The other case is currently pending in the intermediate court of appeal. A lien has been placed on AKGI's interest in the Royal Palm Resort while the remaining action is pending.
Hawaii Water Intrusion Assessment and Litigation
In October 2011, the HOA of one of our managed resorts in Hawaii levied a $65.8 million water intrusion assessment to the owners of that resort, of which $9.7 million was assessed to us. The proceeds of this assessment are being used to repair the water intrusion damage at the resort. In April 2012, we were named as a defendant in a putative class action pending in the District Court for the District of Hawaii. The action, brought by five deeded owners and members of one of the Collections managed by us, alleges breaches of fiduciary duty and unfair and deceptive trade practices against us and certain of our officers and employees and seeks, among other things, to invalidate the water intrusion assessment and enjoin the water intrusion project. In November 2012, we reached an agreement with the named plaintiffs and their counsel to settle the litigation in full, which settlement agreement was approved by the court in May 2013 and has now become final. The settlement did not have a material impact on our financial condition or results of operations.

ITEM 1A.    RISK FACTORS
There have been no material changes from the risk factors previously disclosed under “Risk Factors” in the Final Prospectus.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Sales of Unregistered Securities
Reorganization
On July 17, 2013, DRII entered into an Exchange Agreement with DRP and the then-current and certain future members of DRP. Pursuant to the exchange agreement, on July 24, 2013, immediately prior to, and in connection with, the closing of the IPO, (i) the holders of Class A common units of DRP contributed all of their Class A common units in DRP to DRII in return for an aggregate of 53,697,402 shares of common stock DRII, and (ii) the holders of Class B common units of DRP contributed all of their Class B common units in DRP to DRII in return for an aggregate of 360,465 shares of common stock of DRII.
The offer, sale and issuance of shares of common stock to the holders of Class A common units and Class B common units of DRP were made in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), as a transaction by an issuer not involving a public offering. DRII relied on such exemptions based in part on representations made by the then-current and future members of DRP party to the exchange agreement, including representations with respect to such party's status as an accredited investor and investment intent with respect to the shares of common stock of DRII acquired in the transaction. No underwriter was involved in the offer or sale of the shares of common stock issued.
Agreement to Issue Common Stock in Island One Acquisition
On July 1, 2013, we entered into a transaction agreement with the Island One Companies” and the Island One Equityholder, pursuant to which we agreed to acquire, upon the consummation of the IPO and subject to other conditions included in the transaction agreement, management contracts, unsold VOIs, a portfolio of consumer loans and other assets owned by the Island One Companies. Pursuant to the terms of the transaction agreement, on July 24, 2013, we completed the acquisition of the Island One Companies and paid the purchase price of an aggregate of 5,236,251 shares of our common stock to the Island One Equityholder and two individuals designated by the Island One Equityholder. These shares represent an aggregate purchase price of $73.3 million. The Island One Equityholder and such individuals also received, in a distribution of cash from the Island One Companies, an aggregate amount in cash of $1.75 million as a result of the Island One Companies' excess working capital and excess accrual for certain bad debt expenses.
The offer, sale and issuance of shares of common stock at the closing of the transactions contemplated by the transaction agreement were made in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act, as a transaction by an issuer not involving a public offering. We relied on such exemptions based in part on representations made by the Island One Equityholder and the two individuals designated by the Island One Equityholder, including representations with respect to such person's status as an accredited investor and investment intent with respect to the shares of common stock acquired in the transaction. No underwriter was involved in the offer or sale of the shares of common stock issued.
(b) Use of Proceeds
On July 18, 2013, the Registration Statement (File No. 333-189306) pertaining to the IPO was declared effective by the SEC. The Registration Statement registered for sale an aggregate of 17,825,000 shares of common stock. Pursuant to the IPO, we sold, at a price of $14.00 per share, an aggregate of 16,100,000 shares of common stock, for an aggregate offering price of approximately $225.4 million, and CDP, in its capacity as a selling stockholder, sold, at a price of $14.00 per share, 1,725,000 shares of common stock, for an aggregate offering price of approximately $24.2 million. Credit Suisse Securities (USA) LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC and Guggenheim Securities LLC acted as joint book-running managers, and Cantor Fitzgerald & Co. acted as co-manager. The offering commenced as of July 18, 2013. On July 24, 2013, we closed the IPO with respect to all of the securities registered under the Registration Statement, and we received net proceeds of approximately $210.2 million after deducting underwriting discounts and commissions of approximately $15.2 million and before offering expenses of approximately $5.5 million, including expenses related to filing fees, accounting fees, legal fees (including legal fees paid to the law firm of Katten Muchin Rosenman LLP) and other professional fees (including fees paid to Mackinac Partners, LLC, a financial advisory firm). Howard S. Lanznar, who is our Executive Vice President and Chief Administrative Officer, is a partner of Katten Muchin Rosenman LLP. Additionally, Richard M. Daley, a member of our Board of Directors, is Of Counsel at Katten Muchin Rosenman LLP. C. Alan Bentley, who is our Executive Vice President and Chief Financial Officer (Principal Financial Officer), is a partner of Mackinac Partners, LLC.
On July 24, 2013, following the consummation of the IPO, DPM Acquisition, LLC, one of our unrestricted subsidiaries, completed the PMR Service Companies Acquisition, pursuant to an Asset Purchase Agreement, dated June 13, 2013, for an aggregate cash purchase price of $47.8 million.
On July 24, 2013, following the consummation of the IPO, we used approximately $62.1 million of the net proceeds from the IPO to repay the outstanding principal amount, accrued and unpaid interest and exit fees under the PMR Acquisition Loan with Guggenheim Corporate Funding, LLC, as administrative agent for the lenders, which included affiliates of, or funds or accounts managed or advised by, Guggenheim Partners Investment Management, LLC (which is an affiliate of DRP Holdco, LLC, a stockholder of the Company owning greater than ten percent of our common stock (the “Guggenheim Investor”)), and Wellington Management Company, LLP (which is an affiliate of certain Wellington funds that collectively own greater than ten percent of our common stock (the “Wellington Investors”)), and terminated the PMR Acquisition Loan.
On July 24, 2013, following the consummation of the IPO, we also used approximately $50.0 million of the net proceeds from the Offering to repay the outstanding principal amount, accrued and unpaid interest and exit fees under the Tempus Acquisition Loan with Guggenheim Corporate Funding, LLC, as administrative agent for the lenders, which include affiliates of, or funds or accounts managed or advised by, Guggenheim Partners Investment Management, LLC (which is an affiliate of the Guggenheim Investor), and Wellington Management Company, LLP (which is an affiliate of the Wellington Investors).
On July 26, 2013, DRC commenced a tender offer (the “Tender Offer”) to purchase for cash a portion of the outstanding Senior Secured Notes. DRC was required to make the Tender Offer under the Notes Indenture, as a result of the consummation of the IPO on July 24, 2013. The Tender Offer is scheduled to expire at 11:59 p.m., New York City time, on August 22, 2013, unless extended by DRC (the “Expiration Time”). Holders that validly tender their Senior Secured Notes prior to the Expiration Time (and have not validly withdrawn their Senior Secured Notes prior to 5:00 p.m., New York City time, on August 22, 2013) will be eligible to receive $1,120 per $1,000 principal amount of Senior Secured Notes (the “Tender Offer Consideration”), plus accrued and unpaid interest to (but excluding) the date of purchase (the “Accrued Interest”). If Notes are purchased in the Tender Offer, DRC will purchase up to the aggregate principal amount of Senior Secured Notes that it can purchase for the aggregate Tender Offer Consideration which, together with the Accrued Interest, equals $56,797,854. If the Tender Offer is oversubscribed as of the Expiration Time, holders that validly tender Notes will be subject to proration. Affiliates of, or funds or accounts managed or advised by, Guggenheim Partners Investment Management, LLC hold an aggregate of approximately $119.3 million in principal amount of the Senior Secured Notes, and would receive an aggregate of approximately $15.9 million in connection with such repurchase, assuming all of the holders of the Senior Secured Notes (including the holders that are affiliates of, or funds or accounts managed or advised by, Guggenheim Partners Investment Management, LLC) tender all of their Senior Secured Notes.
As disclosed in the Final Prospectus, we also expect to use up to approximately $10.3 million of the net proceeds from the IPO to repurchase warrants to purchase shares of common stock of DRC, and an affiliate of Guggenheim Securities, LLC is the holder of one of these warrants. We expect the affiliate of Guggenheim Securities, LLC that holds one of these warrants will receive approximately $2.8 million in connection with such repurchase.

There has been no material change in the planned use of proceeds from the IPO as described in the Final Prospectus filed with the SEC on July 19, 2013. For additional information regarding the PMR Service Companies Acquisition, the PMR Acquisition Loan, the Tempus Acquisition Loan and any of the uses of proceeds described above, see “Use of Proceeds” in the Final Prospectus.

ITEM 6.     EXHIBITS

Exhibit	Description
2.1
Asset Purchase Agreement, dated as of June 12, 2013, by and among DPM Acquisition, LLC, Resort Services Group, LLC, Monarch Owner Services, LLC, Monarch Grand Vacations Management, LLC and Mark Post (incorporated by reference to Exhibit 2.1 to Diamond Resorts Corporation's Current Report on Form 8-K filed on June 18, 2013)†

2.2
Transaction Agreement, dated as of July 1, 2013, by and among Diamond Resorts International, Inc., Island One, Inc., Crescent One, LLC and Timeshare Acquisitions, LLC (incorporated by reference to Exhibit 2.1 to Diamond Resorts Corporation's Current Report on Form 8-K filed on July 8, 2013)†

3.1	Amended and Restated Certificate of Incorporation of Diamond Resorts International, Inc., a Delaware corporation
3.2	Amended and Restated Bylaws of Diamond Resorts International, Inc., a Delaware corporation
10.1
Fifth Amended and Restated Indenture, dated as of April 1, 2013, among Diamond Resorts Issuer 2008 LLC, as issuer, Diamond Resorts Financial Services, Inc., as servicer, Wells Fargo Bank, National Association, as trustee, as custodian and as back-up servicer, and Credit Suisse AG, New York Branch, as Administrative Agent (incorporated by reference to Exhibit 10.1 to Diamond Resorts Corporation's Current Report on Form 8-K filed on April 17, 2013)

10.2
Fourth Amended and Restated Sale Agreement, dated as of April 1, 2013, among Diamond Resorts Depositor 2008 LLC and Diamond Resorts Issuer 2008 LLC (incorporated by reference to Exhibit 10.2 to Diamond Resorts Corporation's Current Report on Form 8-K filed on April 17, 2013)

10.3
Fourth Amended and Restated Purchase Agreement, dated as of April 1, 2013, among Diamond Resorts Finance Holding Company and Diamond Resorts Depositor 2008 LLC (incorporated by reference to Exhibit 10.3 to Diamond Resorts Corporation's Current Report on Form 8-K filed on April 17, 2013)

10.4	Exchange Agreement, dated as of July 17, 2013, by and among Diamond Resorts International, Inc., Diamond Resorts Parent, LLC and the members of Diamond Resorts Parent, LLC party thereto
10.5	Redemption Agreement, dated as of July 17, 2013, by and between Cloobeck Diamond Parent, LLC and the members of Cloobeck Diamond Parent, LLC party thereto
10.6	Director Designation Agreement, dated as of July 17, 2013, by and among Diamond Resorts International, Inc. and the stockholders party thereto
10.7	Stockholders' Agreement, dated as of July 17, 2013, by and among Diamond Resorts International, Inc. and the stockholders party thereto
10.8	Form of Directors' Indemnification Agreement (incorporated by reference to Exhibit 10.46 to Diamond Resorts International, Inc.'s Registration Statement on Form S-1 filed on June 14, 2013)
10.9
Diamond Resorts International, Inc. 2013 Incentive Compensation Plan (incorporated by reference to Exhibit 10.48 to Diamond Resorts International, Inc.'s Amendment No. 1 to Registration Statement on Form S-1 filed on July 9, 2013)

10.10	Form of Stock Option Award Agreement (incorporated by reference to Exhibit 10.49 to Diamond Resorts International, Inc.'s Amendment No. 1 to Registration Statement on Form S-1 filed on July 9, 2013)
10.11
Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.50 to Diamond Resorts International, Inc.'s Amendment No. 1 to Registration Statement on Form S-1 filed on July 9, 2013)

10.12
Diamond Resorts International, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.51 to Diamond Resorts International, Inc.'s Amendment No. 1 to Registration Statement on Form S-1 filed on July 9, 2013)

21.1	Subsidiaries of the Company
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act as of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit	Description
101
The following materials from Diamond Resorts International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Member Capital (Deficit), (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements, furnished herewith

† Exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish the omitted exhibits and schedules to the Securities and Exchange Commission upon request by the Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAMOND RESORTS INTERNATIONAL, INC.

Date:	August 8, 2013	By:	/s/ DAVID F. PALMER
David F. Palmer
President and Chief Executive Officer (Principal Executive Officer)

Date	August 8, 2013	By:	/s/ C. ALAN BENTLEY
C. Alan Bentley
Executive Vice President and Chief Financial Officer (Principal Financial Officer)