Form 10-Q
period 2013-09-30
Diamond Resorts International, Inc.
filed 2013-11-08
CIK 1566897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________

FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES ☒ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, Diamond Resorts International, Inc. qualifies as an "emerging growth company," as defined in the JOBS Act.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES ☒ NO
As of November 8, 2013, there were 75,458,402 outstanding shares of the common stock, par value $0.01 per share, of Diamond Resorts International, Inc.

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
Except where the context otherwise requires or where otherwise indicated, (1) references in this quarterly report on Form 10-Q to "the Company," "we," "us" and "our," refer to DRP prior to the consummation of the Reorganization Transactions on July 24, 2013, and DRII, as the successor to DRP, following the consummation of the Reorganization Transactions, in each case together with its subsidiaries, including DRC; and (2) our condensed consolidated financial statements and other historical financial data included in this quarterly report on Form 10-Q are (i) those of DRP and its subsidiaries through July 24, 2013, after giving retroactive effect to the Reorganization Transactions, and (ii) those of DRII and its subsidiaries after July 24, 2013. The shares of common stock of DRII outstanding as of December 31, 2012 and weighted average common shares outstanding for each of the three- and nine-month periods ended September 30, 2013 and 2012 are based upon the number of Class A and Class B common units of DRP outstanding as of such date or period, as applicable, retroactively adjusted for the exchange thereof for shares of common stock of DRII pursuant to the Reorganization Transactions.
Prior to the consummation of the IPO, DRC, pursuant to contractual obligations under the indenture governing the Senior Secured Notes (the "Notes Indenture"), filed periodic and other reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As a result of the consummation of the IPO and the substantially contemporaneous effectiveness of a registration statement on Form 8-A with respect to DRII's common stock, DRII is now required to file with the SEC periodic and other reports under the Exchange Act, and DRC ceased filing such Exchange Act reports with the SEC. The financial and other information historically included within the Exchange Act reports filed by DRC with the SEC will be disclosed in the Exchange Act reports filed by DRII with the SEC, and the filings by DRII will satisfy the applicable contractual obligations under the Notes Indenture.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of September 30, 2013 (unaudited) and December 31, 2012	3

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2013 and 2012 (unaudited)	4

Condensed Consolidated Statement of Stockholders' Equity for the nine months ended September 30, 2013 (unaudited)	5

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 (unaudited)	6

Notes to the Condensed Consolidated Financial Statements	9

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	64

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	100

ITEM 4. CONTROLS AND PROCEDURES	100

PART II - OTHER INFORMATION	101

ITEM 1. LEGAL PROCEEDINGS	101

ITEM 1A. RISK FACTORS	102

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	102

ITEM 6. EXHIBITS	104

SIGNATURES

PART I — FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2013 and December 31, 2012
(In thousands, except share data)

	September 30, 2013	December 31, 2012
	(Unaudited)
Assets:
Cash and cash equivalents	$29,876	$21,061
Cash in escrow and restricted cash	61,242	42,311
Mortgages and contracts receivable, net of allowance of $98,153 and $83,784, respectively	377,513	312,932
Due from related parties, net	36,458	22,995
Other receivables, net	32,977	46,049
Income tax receivable	25	927
Prepaid expenses and other assets, net	88,881	58,024
Unsold Vacation Interests, net	301,709	315,867
Property and equipment, net	61,218	55,120
Assets held for sale	11,181	5,224
Goodwill and other intangible assets, net	231,125	112,498
Total assets	$1,232,205	$993,008
Liabilities and Stockholders' Equity (Deficit):
Accounts payable	$14,566	$15,719
Due to related parties, net	79,279	64,204
Accrued liabilities	98,946	106,451
Income taxes payable	1,091	701
Deferred income taxes	11,899	—
Deferred revenues	89,738	93,833
Senior Secured Notes, net of unamortized original issue discount of $6,798 and $8,509, respectively	367,642	416,491
Securitization notes and Funding Facilities, net of unamortized original issue discount of $515 and $753, respectively	330,062	256,302
Revolving Credit Facility	15,000	—
Derivative liabilities	657	—
Notes payable	22,866	137,906
Total liabilities	1,031,746	1,091,607

Stockholders' equity (deficit):
Common stock $0.01 par value per share; authorized - 250,000,000 shares, issued and outstanding - 75,458,402 and 54,057,867 shares, respectively	755	541
Additional paid-in capital	461,733	155,027
Accumulated deficit	(243,532)	(237,434)
Accumulated other comprehensive loss	(18,497)	(16,733)
Total stockholders' equity (deficit)	200,459	(98,599)
Total liabilities and stockholders' equity	$1,232,205	$993,008

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
For the three and nine months ended September 30, 2013 and 2012
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Management and member services	$33,610	$29,999	$96,304	$85,574
Consolidated resort operations	9,326	8,361	26,465	25,522
Vacation Interest sales, net of provision of $13,851, $6,276, $29,731 and $16,093, respectively	123,708	83,318	325,815	202,764
Interest	14,297	12,886	41,159	39,054
Other	10,661	8,148	29,184	20,192
Total revenues	191,602	142,712	518,927	373,106
Costs and Expenses:
Management and member services	9,408	8,862	27,952	25,597
Consolidated resort operations	9,602	7,314	26,169	22,620
Vacation Interest cost of sales	18,605	16,778	45,451	17,175
Advertising, sales and marketing	70,714	49,554	181,668	124,591
Vacation Interest carrying cost, net	10,154	8,226	29,141	26,674
Loan portfolio	2,296	2,446	7,555	7,180
Other operating	3,912	2,454	6,518	5,419
General and administrative	61,114	27,976	105,612	70,937
Depreciation and amortization	7,583	5,205	19,912	13,379
Interest expense	20,925	24,808	70,561	69,958
Loss on extinguishment of debt	13,383	—	13,383	—
Impairments and other write-offs	1,200	401	1,279	390
Gain on disposal of assets	(585)	(122)	(673)	(218)
(Gain on) adjustment to bargain purchase from business combinations	(2,756)	115	(2,726)	(22,634)
Total costs and expenses	225,555	154,017	531,802	361,068
(Loss) income before (benefit) provision for income taxes	(33,953)	(11,305)	(12,875)	12,038
(Benefit) provision for income taxes	(7,626)	340	(6,777)	(13,353)
Net (loss) income	(26,327)	(11,645)	(6,098)	25,391
Other comprehensive income (loss):
Currency translation adjustments, net of tax of $0	3,284	1,287	293	1,592
Post-retirement benefit plan	(2,106)	—	(2,106)	—
Other	10	11	49	9
Total other comprehensive income (loss), net of tax	1,188	1,298	(1,764)	1,601
Comprehensive (loss) income	$(25,139)	$(10,347)	$(7,862)	$26,992
Net (loss) income per share:
Basic	$(0.37)	$(0.23)	$(0.10)	$0.50
Diluted	$(0.37)	$(0.23)	$(0.10)	$0.50
Weighted average common shares outstanding:
Basic	70,959	50,296	59,754	50,296
Diluted	70,959	50,296	59,754	50,296

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the nine months ended September 30, 2013
(In thousands, except share data)
(Unaudited)

	Common Stock Shares	Common Stock Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

Balance as of December 31, 2012 as if the Reorganization Transactions had occurred on that date	54,057,867	$541	$155,027	$(237,434)	$(16,733)	$(98,599)
Issuance of common stock in the IPO, net of related costs	16,100,000	161	204,544	—	—	204,705
Issuance of common stock in the Island One Acquisition	5,236,251	52	73,255	—	—	73,307
Repurchase of remaining outstanding warrants	—	—	(10,346)	—	—	(10,346)
Stock-based compensation	64,284	1	39,253	—	—	39,254
Net loss for the nine months ended September 30, 2013	—	—	—	(6,098)	—	(6,098)
Other comprehensive income (loss):
Currency translation adjustments, net of tax of $0	—	—	—	—	293	293
Unrealized loss on post-retirement benefit plan	—	—	—	—	(2,106)	(2,106)
Other	—	—	—	—	49	49
Balance as of September 30, 2013	75,458,402	$755	$461,733	$(243,532)	$(18,497)	$200,459

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2013 and 2012
(In thousands)
(Unaudited)

	2013	2012
Operating activities:
Net (loss) income	$(6,098)	$25,391
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Provision for uncollectible Vacation Interest sales revenue	29,731	16,093
Amortization of capitalized financing costs and original issue discounts	5,607	4,742
Amortization of capitalized loan origination costs and net portfolio discounts	4,308	1,576
Depreciation and amortization	19,912	13,379
Stock-based compensation	38,495	—
Loss on extinguishment of debt	13,383	—
Impairments and other write-offs	1,279	390
Gain on disposal of assets	(673)	(218)
Gain on bargain purchase from business combinations	(2,726)	(22,634)
Deferred income taxes	(8,040)	(13,612)
Loss (gain) on foreign currency exchange	215	(98)
Gain on mortgage repurchase	(71)	(26)
Unrealized loss on derivative instruments	657	—
Unrealized loss on post-retirement benefit plan	774	—
Gain on insurance settlement	(2,876)	—
Changes in operating assets and liabilities excluding acquisitions:
Mortgages and contracts receivable	(84,469)	(31,027)
Due from related parties, net	(9,563)	18,308
Other receivables, net	18,806	13,380
Prepaid expenses and other assets, net	(28,313)	(18,672)
Unsold Vacation Interests, net	7,370	(34,274)
Accounts payable	(2,417)	2,312
Due to related parties, net	17,833	48,796
Accrued liabilities	(13,080)	12,441
Income taxes payable (receivable)	1,294	(2,046)
Deferred revenues	(7,115)	(8,862)
Net cash (used in) provided by operating activities	(5,777)	25,339
Investing activities:
Property and equipment capital expenditures	(12,792)	(11,273)
Cash acquired in connection with the Island One Acquisition	725	—
Purchase of assets in connection with the PMR Service Companies Acquisition, net of cash acquired of $0 and $0, respectively	(47,758)	—
Purchase of assets in connection with the PMR Acquisition, net of cash acquired of $0 and $0, respectively	—	(51,635)
Proceeds from sale of assets	3,126	497
Net cash used in investing activities	$(56,699)	$(62,411)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIAMOND RESORTS INTERNATIONL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS —Continued
For the nine months ended September 30, 2013 and 2012
(In thousands)
(Unaudited)

	2013	2012
Financing activities:
Changes in cash in escrow and restricted cash	$(17,670)	$(4,753)
Proceeds from issuance of Revolving Credit Facility	15,000	—
Proceeds from issuance of securitization notes and Funding Facilities	265,873	82,864
Proceeds from issuance of notes payable	3,882	65,262
Payments on securitization notes and Funding Facilities	(201,584)	(82,295)
Payments on senior secured notes	(50,560)	—
Payments on notes payable	(131,832)	(23,345)
Payments of debt issuance costs	(6,163)	(2,594)
Proceeds from issuance of Common Stock, net of related costs	204,705	—
Repurchase of remaining outstanding warrants	(10,346)	—
Payments of costs related to issuance of common and preferred units	—	(35)
Net cash provided by financing activities	71,305	35,104
Net increase (decrease) in cash and cash equivalents	8,829	(1,968)
Effect of changes in exchange rates on cash and cash equivalents	(14)	318
Cash and cash equivalents, beginning of period	21,061	19,897
Cash and cash equivalents, end of period	$29,876	$18,247

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS —Continued
For the nine months ended September 30, 2013 and 2012
(In thousands)
(Unaudited)

	2013	2012
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$74,427	$72,099
Cash paid for taxes, net of cash tax refunds	$12	$2,337
Purchase of assets in connection with the Island One Acquisition:
Fair value of assets acquired based on a valuation report	$83,164	$—
Goodwill acquired	27,665	—
DRII common stock issued	(73,307)	—
Deferred tax liability	(18,317)	—
Liabilities assumed	$19,205	$—

Purchase of assets in connection with the PMR Service Companies Acquisition:
Fair value of assets acquired based on a valuation report	$52,291	$—
Gain on bargain purchase recognized	(2,756)	—
Cash paid	(47,758)	—
Deferred tax liability	(1,622)	—
Liabilities assumed	$155	$—

Purchase of assets in connection with the PMR Acquisition:
Fair value of assets acquired based on a valuation report	$—	$89,760
Gain on bargain purchase recognized	—	(22,765)
Cash paid	—	(51,635)
Deferred tax liability	—	(13,612)
Liabilities assumed	$—	$1,748

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Insurance premiums financed through issuance of notes payable	$7,822	$7,573
Assets held for sale reclassified to unsold Vacation Interests, net	$—	$1,353
Assets held for sale reclassified to management contracts (other intangibles)	$—	$192
Unsold Vacation Interests, net, reclassified to assets held for sale	$10,165	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1	— Background, Business and Basis of Presentation
Business and Background
On July 24, 2013, the Company closed the IPO, pursuant to which the Company sold 16,100,000 shares of common stock, and CDP, in its capacity as a selling stockholder, sold 1,725,000 shares of common stock. The net proceeds to the Company were $210.2 million before deducting offering expenses payable by the Company.
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
DRP was the parent of DRC and the parent guarantor under the Senior Secured Notes immediately prior to the closing of the IPO. DRP was a Nevada limited liability company created on March 28, 2007. On April 26, 2007, a third-party investor contributed $62.4 million cash and CDP contributed $7.1 million of net assets based on historical book values in exchange for common and preferred units. The third-party investor was issued common and preferred units with a liquidation preference as well as a priority return of 17.0% per annum, compounded quarterly, payable upon certain events. The preferred units did not provide to the holder any participation or conversion rights. The common and preferred members’ liability was limited to their respective capital contributions. The capitalization of DRP occurred on April 27, 2007 simultaneously with the acquisition of and merger with Sunterra Corporation ("Sunterra" or the "Predecessor Company") and cancellation of Sunterra’s outstanding common stock for $16.00 per share ("the Sunterra Merger"). In July 2011, DRP completed an equity recapitalization transaction, pursuant to which it repurchased all of its preferred units and issued and redeemed common units in a series of private placement transactions.
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
The Company operates in the hospitality and vacation ownership industry, with an ownership base of more than 520,000 owner-families, or members, and a worldwide network of 306 destinations located in 33 countries throughout the continental United States ("U.S."), Hawaii, Canada, Mexico, the Caribbean, Central America, South America, Europe, Asia, Australia and Africa. The Company’s resort network includes 92 resort properties that are managed by the Company. In addition, the Company's network includes 210 affiliated resorts and hotels and four cruise itineraries, which do not carry the Company's brand and are not managed by the Company, but are a part of the Company's network and are available for its members to use as vacation destinations. Diamond Resorts International® and THE Club® are trademarks of the Company.
The Company’s operations consist of two interrelated businesses: (i) hospitality and management services; and (ii) marketing and sales of Vacation Ownership Interests ("VOIs" or "Vacation Interests") and consumer financing for purchasers of the Company’s VOIs.
Hospitality and Management Services. The Company manages 92 resort properties, which are located in the continental U.S., Hawaii, Mexico, the Caribbean and Europe, as well as the seven multi-resort trusts (the "Collections"). As the manager of the Company’s managed resorts and the Collections, it provides rental services, billing services, account collections, accounting and treasury functions, communications and information technology services, an online reservations system and a customer service contact center. In addition, for managed resorts, the Company operates the front desks, furnishes housekeeping, maintenance and human resources services and operates amenities such as golf courses, food and beverage venues and retail shops.
As an integral part of the Company's hospitality and management services, it has entered into inventory recovery agreements with a majority of the homeowners associations ("HOAs") for its managed resorts in North America, together with similar arrangements with all of the Collections and a majority of the European managed resorts, whereby it recovers VOIs from members who fail to pay their annual maintenance fee or assessments due to, among other things, death or divorce or other life-cycle events or lifestyle changes. Because the cost of operating the managed resorts is spread across the Company's member base, by recovering VOIs from members who have failed to pay their annual maintenance fee or assessments, the

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

Company reduces bad debt expense at the HOA and Collection level (which is a component of the management fees billed to members by each resort's HOA or Collection association), supporting the financial well-being of those HOAs and Collections.
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

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

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
Clubs. Another key component of the Company's hospitality and management services business is its club operations, which include its largest such organization, THE Club, and several affiliated club organizations (together referred to hereafter as "the Clubs."). Through the Clubs, the Company operates a proprietary reservation system and an exchange company that generally enables its members to use their points to stay at the Company's managed and affiliated resorts. The Clubs also offer members a wide range of other benefits, such as the opportunity to purchase various products and services (such as consumer electronics, home appliances and insurance products) from third parties at discounted prices, for which the Company earns commissions. Dues payments for the Clubs are billed and collected together with the maintenance fees billed to the Company's members who are also members of the Clubs.
As part of the Island One Acquisition (see “Basis of Presentation” for the definition of the Island One Acquisition), an additional member exchange club, Club Navigo, was acquired. Club Navigo, subsequently renamed Florida Club Connection, operates an internal exchange reservation system that allows previous purchasers of Island One intervals to exchange their deeded weeks, represented as Diamond equivalent points, to stay at other Island One resorts, and a selected number of Diamond managed resorts. The Company also acquired a traditional exchange company that allows intervals owners to exchange deeded weeks with other Island One owners for prescribed transaction fees.
Sales and Financing of VOIs. The Company markets and sells VOIs that provide access to its network of 92 resorts managed by the Company and 210 affiliated resorts and hotels and four cruise itineraries. Since late 2007, the Company has marketed and sold VOIs primarily in the form of points.
The VOI inventory that the Company reacquires pursuant to its inventory recovery agreements provides a low-cost, recurring supply of VOIs that it can sell to its current and prospective members. The VOI inventory is also supplemented by VOIs recovered from members who default on their consumer loans, as well as inventory acquired through strategic transactions.
The Company generates its VOI sales primarily through sales presentations referred to as tours. These tours occur at sales centers and generally include a tour of the resort properties, as well as an in-depth explanation of the points-based VOI system

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

and the value proposition it offers to the Company's members. The tours are designed to provide guests with an in-depth overview of the company and its resort network, as well as a customized presentation to explain how the Company's products and services can meet their vacationing needs.
In January 2013, the Company's European subsidiary introduced a new product (the “European Term Product”) available to purchasers in Europe. Purchasers of the European Term Product receive an allocation of points which represents an assignment of a specific week or weeks in a specific unit (without specific occupancy rights), at certain of the Company's European resort properties, as well as use rights to any of the resort properties within its European Collection for a period of 15 years. At the end of the 15-year period, the trustee of the European Collection will attempt to sell the unit and the net proceeds will be distributed to the then current owners of the unit, which may, or may not, include the Company. The current trustee of the European Collection also provides trust services relating to the European Term Product. The owners of the European Term Product pay annual maintenance fees at substantially the same rate as owners of points in the Company's European Collection. The majority of VOI sales in Europe for the first nine months of 2013 have been of the European Term Product, and a large majority of the sales of the European Term Product have been to existing owners of points in the European Collection.
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
Basis of Presentation
Except where the context otherwise requires or where otherwise indicated, the condensed consolidated financial statements and other historical financial data included in this quarterly report on Form 10-Q are (i) those of DRP and its subsidiaries through July 24, 2013, after giving retroactive effect to the Reorganization Transactions, and (ii) those of DRII and its subsidiaries after July 24, 2013. The shares of common stock of DRII outstanding as of December 31, 2012 and weighted average common shares outstanding for each of the three- and nine-month periods ended September 30, 2013 and 2012 are based upon the number of Class A and Class B common units of DRP outstanding as of such date or period, as applicable, retroactively adjusted for the exchange thereof for shares of common stock of DRII pursuant to the Reorganization Transactions.
The following is a list of entities included in the accompanying condensed consolidated financial statements for all or any portion of the periods covered thereby:

AKGI St. Maarten, NV and subsidiaries
Citrus Insurance Company, Inc.
Crescent One, Inc.
Diamond Resorts (Group Holdings) Plc and subsidiaries
Diamond Resorts Centralized Services Company
Diamond Resorts Corporation
Diamond Resorts Developer and Sales Holding Company and subsidiaries
Diamond Resorts Finance Holding Company and subsidiaries
Diamond Resorts Holdings, LLC

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

Diamond Resorts Issuer 2008, LLC
Diamond Resorts Management and Exchange Holding Company and subsidiaries
Diamond Resorts Owner Trust 2009-1
Diamond Resorts Owner Trust 2011-1
Diamond Resorts Owner Trust 2013-1
Diamond Resorts Polo Development, LLC
Diamond Resorts Services, LLC
Diamond Resorts Tempus Owner Trust 2013
DPM Acquisition, LLC and subsidiaries ("DPMA")
DRI Quorum 2010, LLC ("DRI Quorum") and subsidiaries
George Acquisition Subsidiary, Inc.
Island One, Inc. and subsidiaries
ILX Acquisition, Inc. ("ILXA") and subsidiaries
Tempus Acquisition, LLC and subsidiaries
Some of the above entities, which include corporations, limited liability companies and partnerships, have several subsidiaries.
On August 31, 2010, the Company acquired from ILX Resorts Incorporated and its affiliates (collectively, "ILX") certain resort management agreements, unsold VOIs and the rights to recover and resell such interests, a portfolio of consumer loans and certain real property and other assets (the “ILX Acquisition”) through its wholly-owned subsidiary ILXA for an aggregate cash purchase price of $30.7 million. In addition, ILXA assumed $4.0 million in liabilities as part of the purchase price. The ILX Acquisition added ten additional resorts to the Company's resort network. The ILX Acquisition was financed through the ILXA Inventory Loan and the ILXA Receivables Loan. See "Note 15—Borrowings" for definitions and further detail on these borrowings.
On July 1, 2011, the Company acquired from Tempus Resorts International, Ltd. and its subsidiaries certain management agreements, unsold VOIs and the rights to recover and resell such interests, the seller's consumer loan portfolio and certain real property and other assets (the "Tempus Resorts Acquisition") through Mystic Dunes, LLC, a wholly-owned subsidiary of Tempus Acquisition, LLC, for an aggregate cash purchase price of $104.9 million. The Tempus Resorts Acquisition added two resorts to the Company's owner resort network. In order to fund the Tempus Resorts Acquisition, Tempus Acquisition, LLC entered into the Tempus Acquisition Loan, Tempus Receivables Loan and the Tempus Inventory Loan. See "Note 15— Borrowings" for definitions and further detail on these borrowings.
On May 21, 2012, the Company completed the acquisition of certain assets of Pacific Monarch Resorts, Inc. and certain of its affiliates (the "PMR Acquisition") through DPMA, a wholly-owned special-purpose subsidiary of the Company, whereby DPMA acquired four management contracts, unsold VOIs and the rights to recover and resell such interests, a portfolio of consumer loans and certain real property and other assets for approximately $51.6 million in cash, plus the assumption of specified liabilities related to the acquired assets. The PMR Acquisition added nine locations to the Company's resort network. In order to fund the PMR Acquisition, DPMA entered into the PMR Acquisition Loan, which was collateralized by substantially all of the assets of DPMA. See "Note 15—Borrowings" for definition and further detail on this borrowing.
On October 5, 2012, the Company completed the acquisition of all of the issued and outstanding shares of Aegean Blue Holdings, Plc (the "Aegean Blue Acquisition") through Diamond Resorts AB Acquisition Ltd, a wholly-owned special-purpose subsidiary of Diamond Resorts (Group Holdings) Plc. Pursuant to the Aegean Blue Acquisition, AB Acquisition Company, Ltd acquired certain management contracts, unsold VOIs and the rights to recover and resell such interests and certain other assets for approximately $6.5 million in cash, amounts that may become payable pursuant to an earn-out clause (which the Company recorded as a contingent liability) and the Company's assumption of specified liabilities related to the acquired assets. The Aegean Blue Acquisition added five resorts located on the Greek Islands of Rhodes and Crete to the Company's resort network. Tempus Acquisition LLC borrowed $6.6 million under the term loan portion of Tempus Acquisition Loan to fund the Aegean Blue Acquisition. See "Note 15—Borrowings" for further detail on this borrowing.
On July 24, 2013, the Company completed the acquisition of Island One, Inc. and Crescent One, LLC (together, the “Island One Companies”) and issued an aggregate of 5,236,251 shares of common stock to the owner of the Island One Companies (the "Island One Equityholder") and two individuals designated by the Island One Equityholder. These shares represented an aggregate purchase price of $73.3 million based on the IPO price of $14.00 per share. The Island One Equityholder and such individuals also received a distribution of cash from the Island One Companies of $1.75 million. In this transaction, the Company acquired management contracts, unsold VOIs, a portfolio of consumer loans and other assets owned by the Island One Companies, adding nine additional managed resorts in Florida to the Company's resort network and more

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

owner-families to its ownership base (the “Island One Acquisition”). Prior to the closing of the Island One Acquisition, the Company had provided sales and marketing services and HOA management oversight services to Island One, Inc.
On July 24, 2013 following the consummation of the IPO, a subsidiary of the Company completed the acquisition of various assets of each of Monarch Owner Services, LLC, Resort Services Group, LLC and Monarch Grand Vacations Management, LLC (the “PMR Service Companies Acquisition”) for $47.8 million in cash.
The accompanying condensed consolidated financial statements of Diamond Resorts International, Inc. and its subsidiaries have been prepared in accordance with accounting policies described in the Final Prospectus. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal and recurring nature. The accompanying condensed consolidated financial statements should be reviewed in conjunction with the Company's annual consolidated financial statements included in the Final Prospectus. Operating results for the nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

Note 2    — Summary of Significant Accounting Policies
 Significant accounting policies are those policies that, in management's view, are most important in the portrayal of the Company's financial condition and results of operations. The methods, estimates and judgments that the Company uses in applying its accounting policies have a significant impact on the results that it reports in the financial statements. Some of these significant accounting policies require the Company to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain.
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
Significant estimates were also used by the Company to record a provision for contracts receivable losses. This provision was calculated as projected gross losses for originated contracts receivable, taking into account estimated VOI recoveries. The Company applied its historical default percentages based on credit scores of the individual customers to its mortgage and contracts receivable population and evaluated other factors such as economic conditions, industry trends, defaults and past due agings to analyze the adequacy of the allowance. If actual mortgage and contracts receivable losses differ materially from these estimates, the Company's future results of operations may be adversely impacted.
Significant estimates were used by the Company to estimate the fair value of the assets acquired and liabilities assumed in the ILX Acquisition, the Tempus Resorts Acquisition, the PMR Acquisition, the Aegean Blue Acquisition, the Island One Acquisition and the PMR Service Companies Acquisition. These estimates included projections of future cash flows derived from sales of VOIs, mortgages and contracts receivable, member relationship lists, management services revenue and rental income. Additionally, the Company made significant estimates of costs associated with such projected revenues including but not limited to loan defaults, recoveries and discount rates. The Company also made significant estimates which include: (i) allowance for loan and contract losses and provision for uncollectible Vacation Interest sales revenue; (ii) estimated useful lives of property and equipment; (iii) estimated useful lives of intangible assets acquired; (iv) estimated costs to build or acquire any additional Vacation Interests, estimated total revenues expected to be earned on a project, related estimated provision for uncollectible Vacation Interest sales revenue and sales incentives, estimated projected future cost and volume of recoveries of VOIs, estimated sales price per point and estimated number of points sold used to allocate certain unsold Vacation Interests to Vacation Interest cost of sales under the relative sales value method; and (v) the valuation allowance recorded against deferred tax assets. It is at least reasonably possible that a material change in one or more of these estimates may occur in the near term and that such change may materially affect actual results.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

The Company records Vacation Interest cost of sales using the relative sales value method in accordance with the provisions of Accounting Standards Codification ("ASC") 978, "Real Estate - Time-Sharing Activities ("ASC 978"), which requires the Company to make significant estimates which are subject to significant uncertainty. See "Note 2—Summary of Significant Accounting Policies" to the consolidated financial statements as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010 (the "Annual Financial Statements") included in the Final Prospectus for a description of revenue recognition criteria.
Vacation Interest sales, net of provision, consists of the following for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Vacation Interest Sales	$137,559	$89,594	$355,546	$218,857
Provision for uncollectible Vacation Interest sales revenue	(13,851)	(6,276)	(29,731)	(16,093)
Vacation Interest sales, net of provision	$123,708	$83,318	$325,815	$202,764

In addition, significant estimates were used by the Company to estimate compensation expense related to employee and non-employee stock options issued by the Company under the Diamond Resorts International, Inc. 2013 Incentive Compensation Plan (the "2013 Plan"). The Company utilizes the Black-Scholes option-pricing model to estimate the fair value of the stock options granted. Some of the assumptions that require significant estimates are: (i) expected volatility, which was calculated based on the historical volatility of the stock prices for a group of identified peer companies for the expected term of the stock options granted (which is significantly greater than the volatility of the S&P 500® index as a whole during the same period) due to the lack of historical stock trading prices of the Company; (ii) average expected option life, which represents the period of time the stock options are expected to be outstanding at the issuance date based on management’s estimate using the contractual term for non-employee grants and the simplified method prescribed under SEC Staff Accounting Bulletins Topic 14 Share-Based Payment ("SAB" 14) for employee grants, and (iii) annual forfeiture rate, which represents a portion of the grants expected to expire prior to vesting due to employee terminations. See "Note 20—Stock-Based Compensation" for further detail on the Company's stock options issued under the 2013 Plan.
See Note 2—Summary of Significant Accounting Policies to the Annual Financial Statements included in the Final Prospectus for further detail on the Company's significant accounting policies.
Recently Issued Accounting Pronouncements
There have been no new accounting pronouncements issued that affect the Company since the quarter ended June 30, 2013.

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

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

would have to curtail its sales and marketing operations or sell assets, thereby resulting in a material adverse effect on the Company’s results of operations, cash flows and financial condition.
 Geographic Concentration—Currently, portions of the Company's consumer loan portfolio are concentrated in certain geographic regions within the U.S. As of September 30, 2013, the Company's loans to California, Arizona and Florida residents constituted 28.7%, 9.2% and 5.1%, respectively, of the consumer loan portfolio. The deterioration of the economic condition and financial well-being of the regions in which the Company has significant loan concentrations such as California, Arizona or Florida, could adversely affect its consumer loan portfolio, business and results of operations. No other state or foreign country concentration accounted for in excess of 5.0% of the portfolio. The credit risk inherent in such concentrations is dependent upon regional and general economic stability, which affects property values and the financial well-being of the borrowers.
Interest Rate Risk—Since the Company’s indebtedness bears interest at variable rates, any increase in interest rates beyond amounts covered under the Company’s interest rate cap agreements or swap agreements, particularly if sustained, could have a material adverse effect on the Company’s results of operations, cash flows and financial position.
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
Between July 2010 and December 2012, the Company entered into a series of interest rate cap agreements (the "2010 and 2012 Cap Agreements") to manage its exposure to interest rate increases.
The 2010 and 2012 Cap Agreements expired on July 20, 2013. On July 20, 2013, as required by the Conduit Facility (see "Note 15 - Borrowings" for the definition of the Conduit Facility), the Company entered into an interest rate swap agreement with a notional amount of $55.0 million (the “July 2013 Swap”) that matures on July 20, 2023 to manage its exposure to the fluctuation in interest rates. The Company pays interest at a fixed rate of 2.18% based on a floating notional amount according to a pre-determined amortization schedule and receives interest based on three-month floating LIBOR.
On August 20, 2013, as required by the Conduit Facility, the Company entered into an interest rate swap agreement with a notional amount of $35.0 million (the “August 2013 Swap”) that matures on August 20, 2023 to manage its exposure to the fluctuation in interest rates. The Company pays interest at a fixed rate of 2.42% based on a floating notional amount according to a pre-determined amortization schedule and receives interest based on three-month floating LIBOR.
As of September 30, 2013, the fair value of these swap agreements was calculated to be $0.7 million based on valuation reports provided by counterparties.
As of September 30, 2013, the Company had $105.0 million outstanding under its Conduit Facility. This outstanding balance was covered by the July 2013 Swap and the August 2013 Swap. See "Note 18—Fair Value Measurements" for further detail.

Note 4	— Cash in Escrow and Restricted Cash
Cash in escrow and restricted cash as of the dates presented below consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Securitization and Funding Facilities collection and reserve cash	$21,910	$15,416
Collected on behalf of HOAs and other	16,355	11,617
Escrow	12,235	8,134
Rental trust	8,141	6,040
Bonds and deposits	2,601	1,104
Total cash in escrow and restricted cash	$61,242	$42,311

Note 5	— Mortgages and Contracts Receivable and Allowance for Loan and Contract Losses
The Company provides financing to purchasers of VOIs at North American sales centers that is collateralized by their VOIs. Eligibility for this financing is determined based on the customers’ FICO credit scores. As of September 30, 2013, the mortgages and contracts receivable bore interest at fixed rates between 0.0% and 21.5%. The term of the mortgages and contracts receivable are from one year to 15 years and may be prepaid at any time without penalty. The weighted

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

average interest rate of outstanding mortgages and contracts receivable was 15.3% and 15.7% as of September 30, 2013 and December 31, 2012, respectively.
The Company charges off mortgages and contracts receivable upon the earliest of (i) cancellation or foreclosure proceedings; or (ii) the customer's account becoming over 180 days delinquent. Once a customer has made six timely payments following the event leading to the charge-off, the charge-off is reversed. A default in a customer's initial payment results in a rescission of the sale. All collection and foreclosure costs are expensed as incurred. Mortgages and contracts receivable between 90 and 180 days past due as of September 30, 2013 and December 31, 2012 were 2.1% and 2.6%, respectively, of gross mortgages and contracts receivable.
Mortgages and contracts receivable originated by the Company are recorded net of deferred loan and contract origination costs, and the related allowance for loan and contract losses. Loan and contract origination costs incurred in connection with providing financing for VOIs are capitalized and amortized over the estimated life of the mortgages or contracts receivable based on historical prepayments as a decrease to interest revenue using the effective interest method. Amortization of deferred loan and contract origination costs charged to interest revenue was $1.4 million and $0.9 million for the three months ended September 30, 2013 and 2012, respectively, and $3.9 million and $2.4 million for the nine months ended September 30, 2013 and 2012, respectively.
The Company recorded a $3.3 million discount on the mortgage pool acquired on April 27, 2007 in connection with the Sunterra Merger, which discount is being amortized over the life of the related acquired mortgage pool. As of September 30, 2013 and December 31, 2012, the net unamortized discount on this acquired mortgage pool was $0.3 million and $0.3 million, respectively. During the three months ended September 30, 2013 and 2012, the Company recorded a de minimis amount in amortization as an increase to interest revenue. During the nine months ended September 30, 2013 and 2012, the Company recorded $0.1 million in amortization as an increase to interest revenue.
The Company recorded a $0.8 million premium on the purchased Mystic Dunes mortgage pool that was part of the Tempus Resorts Acquisition and was being amortized over the life of the related acquired mortgage pool. This premium was fully amortized during the three months ended September 30, 2013 as a result of the loans being sold as part of the Tempus 2013 Notes (see "Note 15—Borrowings" for the definition of the Tempus 2013 Notes). As of December 31, 2012, the net unamortized premium was $0.5 million. During the three months ended September 30, 2013 and 2012, the Company recorded amortization of $0.4 million and $0.1 million, respectively. During the nine months ended September 30, 2013, amortization of $0.5 million was recorded as a decrease to interest revenue. During the nine months ended September 30, 2012, amortization of $0.7 million was recorded as an increase to interest revenue.
The Company recorded a $0.1 million premium on May 21, 2012 on the mortgage pool purchased in the PMR Acquisition and is being amortized over the life of the related acquired mortgage pool. As of September 30, 2013 and December 31, 2012, the net unamortized premium was $0.1 million and $0.1 million, respectively. During the three months and nine months ended September 30, 2013, no amortization was recorded. During the three months and nine months ended September 30, 2012, amortization of a de minimis amount was recorded as a decrease to interest revenue.
The Company recorded a $0.4 million premium on July 24, 2013 on the mortgage pool purchased in the Island One Acquisition and is being amortized over the life of the related acquired mortgage pool. As of September 30, 2013, no amortization had been recorded.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

Mortgages and contracts receivable, net, as of the dates presented below consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Mortgages and contracts receivable, acquired — the Sunterra Merger	$21,235	$30,721
Mortgages and contracts receivable, contributed	576	1,337
Mortgages and contracts receivable, originated	374,158	290,264
Mortgages and contracts receivable, purchased	65,065	64,932
Mortgages and contracts receivable, gross	461,034	387,254
Allowance for loan and contract losses	(98,153)	(83,784)
Deferred profit on Vacation Interest transactions	(2,372)	(6,113)
Deferred loan and contract origination costs, net of accumulated amortization	6,787	4,810
Inventory value of defaulted mortgages that were previously contributed or acquired	10,026	10,512
Premium on mortgages and contracts receivable, net of accumulated amortization	441	564
Discount on mortgages and contracts receivable, net of accumulated amortization	(250)	(311)
Mortgages and contracts receivable, net	$377,513	$312,932
As of September 30, 2013 and December 31, 2012, $394.3 million and $340.4 million, respectively, of the gross amount of mortgages and contracts receivable were collateralized against the Company’s various debt instruments included in "Securitization notes and Funding Facilities" in the accompanying condensed consolidated balance sheets. See "Note 15—Borrowings" for further detail.
Deferred profit on Vacation Interest transactions represents the revenues less the related direct costs (sales commissions, sales incentives, cost of sales and allowance for loan losses) related to sales that do not qualify for revenue recognition under the provisions of ASC 978. See "Note 2—Summary of Significant Accounting Policies" to the Annual Financial Statements included in the Final Prospectus for description of revenue recognition criteria.
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
Activity in the allowance for loan and contract losses associated with mortgages and contracts receivable as of the dates presented below consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Balance, beginning of period	$87,193	$80,901	$83,784	$84,098
Provision for uncollectible Vacation Interest sales revenue	13,659	6,700	29,128	17,277	(a)
Provision for purchased portfolios	3,972	(430)	3,972	3,174
Mortgages and contracts receivable charged off	(7,617)	(7,883)	(21,486)	(30,037)
Recoveries	925	1,479	2,757	6,249
Effect of translation rate	21	13	(2)	19
Balance, end of period	$98,153	$80,780	$98,153	$80,780
_____________
(a) The provision for uncollectible Vacation Interest sales revenue in the table above showing activity in the allowance for loan and contract losses associated with mortgages and contracts receivable is exclusive of ASC 978 adjustments related to deferred revenue, as well as adjustments for the rescission period required under applicable law. The ASC 978 adjustments increased the provision for uncollectible Vacation Interest sales revenue by $0.1 million for the three months ended September 30, 2013 and decreased the provision by $0.4 million for the three months ended September 30, 2012. The ASC 978 adjustments increased the provision for uncollectible Vacation Interest sales revenue by $0.8 million for the nine months ended September 30, 2013 and decreased the provision by $0.9 million for the nine months ended September 30, 2012. The adjustments for the rescission period increased the provision for uncollectible Vacation Interest sales revenue by $0.1 million and decreased the provision by a de minimis amount for the three months ended September 30, 2013 and 2012, respectively. The adjustments for the rescission period decreased the

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

provision for uncollectible Vacation Interest sales revenue by $0.2 million and $0.3 million for the nine months ended September 30, 2013 and 2012, respectively.

A summary of credit quality as of the dates presented below is as follows (in thousands):

FICO Scores	September 30, 2013	December 31, 2012
>799	$38,639	$31,199
700 – 799	223,144	181,456
600 – 699	151,602	127,423
<600	26,414	24,686
No FICO Scores	21,235	22,490
	$461,034	387,254
FICO credit scores were updated as of March 31, 2013 for all mortgages and contracts receivable. The "No FICO Scores" category in the table above is primarily comprised of customers who live outside of the United States.

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
Due from related parties, net, as of the dates presented below consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Amounts due from HOAs	$28,236	$13,346
Amounts due from Collections	7,092	8,970
Amounts due from other	1,130	679
Total due from related parties, net	$36,458	$22,995

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

Due to related parties, net, as of the dates presented below consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Amounts due to HOAs	$38,178	$33,441
Amounts due to Collections	40,736	30,563
Amounts due to other	365	200
Total due to related parties, net	$79,279	$64,204
In connection with the Island One Acquisition and the PMR Service Companies Acquisition, the Company acquired $3.4 million and $0.3 million, respectively, in amounts due from HOAs based on a preliminary appraisal. See "Note 22—Business Combinations" for further details.
Guggenheim Relationship

Two members of the Company's board, Messrs. Zachary Warren and Scott Minerd, are principals of Guggenheim
Partners, LLC ("Guggenheim"), an affiliate of the DRP Holdco, LLC (the "Guggenheim Investor"), a significant investor in the
Company. Pursuant to an agreement with the Company, Guggenheim Partners, LLC has the right to appoint two members to the Company's board, subject to certain security ownership thresholds, and Messrs. Warren and Minerd serve as members of the Company's board as the appointees of Guggenheim Partners, LLC.
In connection with the amendment and restatement of the Company's Conduit Facility on April 11, 2013, an affiliate of Guggenheim became a commercial paper conduit for the Conduit Facility. Also, another affiliate of Guggenheim is currently an investor in the Company's DROT 2011 Notes and Senior Secured Notes. See "Note 15—Borrowings" for the definition of and more detail regarding these borrowings.
On July 1, 2011, the Company completed the Tempus Resorts Acquisition. In order to fund the Tempus Resorts Acquisition, Tempus Acquisition, LLC entered into the Tempus Acquisition Loan with Guggenheim Corporate Funding, LLC. See "Note 15— Borrowings" for the definition of and more detail on the Tempus Acquisition Loan. On July 24, 2013, the outstanding principal balance under the Tempus Acquisition Loan, along with accrued and unpaid interest and exit fees, was paid off in full using an aggregate of $50.0 million in proceeds from the IPO.
During the three months ended September 30, 2013, Tempus Acquisition, LLC made an aggregate of approximately $0.3 million in interest payments, approximately $2.7 million in exit fee payments and approximately $47.5 million in principal payments on the Tempus Acquisition Loan. During the three months ended September 30, 2012, Tempus Acquisition, LLC made an aggregate of approximately $0.7 million in interest payments and $1.7 million in principal payments on the Tempus Acquisition Loan. During the nine months ended September 30, 2013, Tempus Acquisition, LLC made an aggregate of approximately $2.4 million in interest payments, approximately $2.7 million in exit fee payments and approximately $52.8 million in principal payments on the Tempus Acquisition Loan. During the nine months ended September 30, 2012, Tempus Acquisition, LLC made an aggregate of approximately $3.0 million in interest payments and $7.9 million in principal payments on the Tempus Acquisition Loan.
In connection with the funding of the Tempus Acquisition Loan pursuant to the Loan and Security Agreement, dated as of June 30, 2011, among Tempus Acquisition, LLC, the lenders party thereto and Guggenheim Corporate Funding, LLC, which was entered into in connection with the Tempus Resorts Acquisition, the Company issued a warrant (the “Tempus Warrant”) to Guggenheim Corporate Funding, LLC, as administrative agent, for the benefit of the lenders, pursuant to a Warrant Agreement, between the Company and Guggenheim Corporate Funding, LLC. In connection with the Company's payoff of the Tempus Acquisition Loan in full on July 24, 2013, the Tempus Warrant was canceled for no consideration consistent with the terms of the Tempus Acquisition Loan and Security Agreement. See "Note 15—Borrowings" for further detail.
On May 21, 2012, the Company completed the PMR Acquisition. In order to fund the PMR Acquisition, DPMA entered into the PMR Acquisition Loan with Guggenheim Corporate Funding, LLC. See "Note 15—Borrowings" for the definition of and more detail on the PMR Acquisition Loan. On July 24, 2013, the outstanding principal balance under the PMR Acquisition Loan, along with accrued and unpaid interest and exit fees, was paid off in full using an aggregate of $62.1 million in proceeds from the IPO.
During the three months ended September 30, 2013, DPMA made an aggregate of approximately $0.4 million in interest payments, approximately $3.1 million in exit fee payments and approximately $59.3 million in principal payments on the PMR Acquisition Loan. During the three months ended September 30, 2012, DPMA made an aggregate of approximately $1.6 million in interest payments and $2.4 million in principal payments on the PMR Acquisition Loan. During the nine months

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

ended September 30, 2013, DPMA made an aggregate of approximately $3.4 million in interest payments, approximately $3.1 million in exit fee payments and approximately $64.6 million in principal payments on the PMR Acquisition Loan. During the nine months ended September 30, 2012, DPMA made an aggregate of approximately $2.3 million in interest payments and $2.4 million in principal payments on the PMR Acquisition Loan.
In connection with the funding of the PMR Acquisition Loan pursuant to the Loan and Security Agreement, dated as of May 21, 2012, among DPMA, the lenders party thereto and Guggenheim Corporate Funding, LLC, which was entered into in connection with the PMR Acquisition, the Company issued a warrant (the “PMR Warrant”) to Guggenheim Corporate Funding, LLC, as administrative agent, for the benefit of the lenders, pursuant to a Warrant Agreement, between the Company and Guggenheim Corporate Funding, LLC. In connection with the Company's payoff of the PMR Acquisition Loan in full on July 24, 2013, the PMR Warrant was canceled for no consideration consistent with the terms of the PMR Acquisition Loan and Security Agreement. See "Note 15—Borrowings" for further detail.
On September 27, 2013, the Company paid approximately $10.3 million to repurchase warrants to purchase shares of common stock of DRC and, substantially concurrently therewith, the Company borrowed approximately $15.0 million under the Revolving Credit Facility. An affiliate of Guggenheim Partners, LLC was the holder of one of these warrants and received approximately $2.8 million in connection with such repurchase. See "Note 15—Borrowings" for definitions of, and more detail on, the Revolving Credit Facility.

Note 7	— Other Receivables, Net
Other receivables, net, as of the dates presented below consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Mini-vacation and sampler programs receivable, net of allowance of $389 and $427, respectively	$11,890	$9,512
Mortgage and contracts interest receivable	4,426	4,398
Rental receivables and other resort management-related receivables, net of allowance of $260 and $1,210, respectively	4,252	2,935
Owner maintenance fee receivable, net of allowance of $3,529 and $2,993, respectively	3,320	2,230
Club dues receivable, net of allowance of $14,478 and $15,034, respectively	2,654	22,012
Tax refund receivable	2,294	2,239
Insurance claims receivable	7	54
THE Club conversion receivable, net of allowance of $243 and $249, respectively	—	35
Other receivables	4,134	2,634
Total other receivables, net	$32,977	$46,049
In connection with the Island One Acquisition and the PMR Service Companies Acquisition, the Company acquired $2.2 million and $1.1 million, respectively, in other receivables primarily related to Florida Club Connection dues receivable and amounts due from the PMR Service Companies, respectively, based on a preliminary appraisal. See "Note 22—Business Combinations" for further details.

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

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

Vacation Interest purchases in transit—open market purchases of vacation points from prior owners for which the titles have not been officially transferred to the Company. These Vacation Interest purchases in transit are reclassified to unsold Vacation Interests, net, upon successful transfer of title.
Prepaid member benefits and affinity programs—usage rights of members of the Clubs exchanged for a variety of products and travel services, including airfare, cruises and excursions, amortized ratably over the year.
Unamortized exchange fees—unamortized portion of the amount paid to Interval International, Inc. ("Interval International") for memberships with Interval International, amortized ratably over the year.
Deferred inventory recovery agreements—unamortized portion of non-capitalized amount recovered pursuant to inventory recovery agreements between the Company and certain HOAs and Collections. The unamortized portion is charged to expense ratably over the year.
Prepaid rent—portion of rent paid in advance and charged to expense in accordance with lease agreements
Prepaid maintenance fees—prepaid annual maintenance fees billed by the HOAs at the resorts included in the Company's resort network, but which are not managed by the Company, on unsold Vacation Interests owned by the Company, which are charged to expense ratably over the year. Prepaid expenses and other assets, net, as of the dates presented below consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Debt issuance costs, net	$19,472	$22,143
Unamortized maintenance fees	16,066	—
Deferred commissions	12,363	8,881
Vacation Interest purchases in transit	9,985	3,262
Prepaid member benefits and affinity programs	5,738	3,881
Deposits and advances	4,035	3,848
Prepaid insurance	3,485	2,382
Other inventory or consumables	3,330	3,299
Unamortized exchange fees	2,479	—
Prepaid professional fees	2,141	1,231
Prepaid sales and marketing costs	1,364	798
Deferred inventory recovery agreements	1,274	—
Prepaid rent	592	296
Prepaid maintenance fees	566	4,208
Assets to be disposed (not actively marketed)	525	526
Other	5,466	3,269
Total prepaid expenses and other assets, net	$88,881	$58,024

With the exception of Vacation Interest purchases in transit and assets to be disposed (not actively marketed), prepaid expenses are expensed as the underlying assets are utilized or amortized. Debt issuance costs incurred in connection with obtaining funding for the Company have been capitalized and are being amortized over the lives of the related funding agreements as a component of interest expense using a method which approximates the effective interest method. Amortization of capitalized debt issuance costs included in interest expense was $1.5 million and $1.3 million for the three months ended September 30, 2013 and 2012, respectively, and $4.6 million and $3.8 million for the nine months ended September 30, 2013 and 2012, respectively. See "Note 15—Borrowings" for more detail.
Debt issuance costs, net of amortization, recorded as of September 30, 2013 were comprised of $11.6 million related to the Senior Secured Notes, $2.0 million related to the Diamond Resorts Owner Trust Series 2009-1 Class A and Class B Notes, $1.8 million related to the Diamond Resorts Owner Trust Series 2013-1 Class A and Class B Notes, $1.6 million related to the Conduit Facility, $1.2 million related to the Diamond Resorts Owner Trust Series 2011-1 Notes, $1.0 million related to the Diamond Resorts Tempus Owner Trust 2013 Notes and $0.2 million related to the ILXA loans. See "Note 15—Borrowings" for definitions of, and more detail on, the Company's borrowings.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

Debt issuance costs, net of amortization, recorded as of December 31, 2012 were comprised of $13.2 million related to the Senior Secured Notes, $3.3 million related to the Diamond Resorts Owner Trust Series 2009-1 Class A and Class B Notes, $2.3 million related to the PMR Acquisition Loan, $1.5 million related to the Diamond Resorts Owner Trust Series 2011-1 Notes, $1.2 million related to the Tempus Acquisition Loan, $0.3 million related to the Conduit Facility, $0.3 million related to the ILXA loans, and $0.1 million related to the Tempus Inventory Loan.
Debt issuance costs of $2.0 million related to the PMR Acquisition Loan and $0.9 million related to the Tempus Acquisition Loan were written off in July 2013 in connection with the payoff of these loans with proceeds from the IPO. In addition, debt issuance costs of $1.4 million related to the Senior Secured Notes were written off in August 2013 in connection with the repurchase of a portion of these notes with proceeds from the IPO. The Company recognized a charge of $13.4 million for loss on extinguishment of debt, including the $4.3 million write off of these debt issuance costs, in the quarter ended September 30, 2013.
In connection with the Island One Acquisition, the Company acquired $3.5 million in prepaid expenses and other assets primarily related to unamortized maintenance fees based on a preliminary appraisal. See "Note 20—Business Combinations" for further details.

Note 9	— Unsold Vacation Interests, Net
Unsold Vacation Interests, net as of the dates presented below consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Completed unsold Vacation Interests, net	$254,549	$268,007
Undeveloped land	33,358	38,786
Vacation Interest construction in progress	13,802	9,074
Unsold Vacation Interests, net	$301,709	$315,867
Activity related to unsold Vacation Interests, net, for the periods presented below consisted of the following (in thousands):

	Three Months ended September 30,		Nine Months ended September 30,
	2013	2012	2013	2012
Balance, beginning of period	$307,613	$320,712	$315,867	$256,805
Vacation Interest cost of sales	(18,605)	(16,778)	(45,451)	(17,175)
Inventory recovery activity - North America	179	9,081	20,127	26,467
Inventory recovery activity - Europe	3,086	11,785	4,478	14,883
Purchases in connection with business combinations	4,823	—	4,823	36,221
Open market and bulk purchases	181	2,728	1,609	3,977
Accrued bulk purchases	(804)	—	662	—
Capitalized legal, title and trust fees	(39)	1,081	1,107	2,132
Construction in progress	1,387	527	3,579	989
Loan default recoveries, net	612	361	2,572	3,116
Transfers from (to) assets held for sale	835	—	(9,316)	1,315
Impairment of inventory	(1,200)	—	(1,200)	—
Effect of foreign currency translation	2,355	866	1,062	1,569
Other	1,286	(275)	1,790	(211)
Balance, end of period	$301,709	$330,088	$301,709	$330,088
See Note 2—Summary of Significant Accounting Policies to the Annual Financial Statements included in the Final Prospectus for discussions on unsold Vacation Interests, net.
In connection with the Island One Acquisition, the Company acquired $4.8 million in unsold Vacation Interests, net based on a preliminary appraisal. See "Note 22—Business Combinations" for further details.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

During the three months ended September 30, 2013, the Company recorded a $1.2 million impairment loss attributable to the write down of certain parcels of vacant land in the United States to its net realizable value based on a third-party appraisal.

Note 10	— Property and Equipment, Net
Property and equipment, net as of the dates presented below consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Land and improvements	$18,624	$16,828
Buildings and leasehold improvements	34,818	32,932
Furniture and office equipment	18,127	16,180
Computer software	23,916	17,370
Computer equipment	12,357	10,358
Construction in progress	116	25
Property and equipment, gross	107,958	93,693
Less accumulated depreciation	(46,740)	(38,573)
Property and equipment, net	$61,218	$55,120
Depreciation expense related to property and equipment was $3.0 million and $2.2 million for the three months ended September 30, 2013 and 2012, respectively, and $8.1 million and $6.0 million for the nine months ended September 30, 2013 and 2012, respectively.
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
In connection with the Island One Acquisition completed on July 24, 2013, the Company acquired $1.3 million in furniture, office and computer equipment, and leasehold improvements based on a preliminary appraisal. See "Note 22—Business Combinations" for further details.

Note 11	— Goodwill and Other Intangible Assets, Net
Goodwill and other intangible assets, net, as of September 30, 2013 consisted of the following (in thousands):

	Gross Carrying Cost	Accumulated Amortization	Net Book Value
Goodwill	$27,665	$—	$27,665
Management contracts	202,518	(28,152)	174,366
Member relationships	39,676	(30,473)	9,203
Distributor relationships and other	21,226	(1,335)	19,891
	$291,085	$(59,960)	$231,125
Goodwill represents the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. The Company does not amortize goodwill, but rather evaluates goodwill for potential impairment on an annual basis or at other times during the year if events or circumstances indicate that it is more likely than not that the fair value of a reporting unit, (as defined in ASC 350-20, "Intangibles—Goodwill") is below the carrying amount. The balance at September 30, 2013 represents the goodwill recorded in connection with the Island One Acquisition completed on July 24, 2013.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

In connection with the Island One Acquisition and the PMR Services Companies Acquisition, the Company recorded $51.8 million and $50.9 million, respectively, of intangible assets consisting of management contracts, customer listings and a member exchange club, based on preliminary appraisals. See "Note 22—Business Combinations" for further details.
Goodwill and other intangible assets, net, as of December 31, 2012 consisted of the following (in thousands):

	Gross Carrying Cost	Accumulated Amortization	Net Book Value
Goodwill	$—	$—	$—
Management contracts	117,672	(20,931)	96,741
Member relationships	38,017	(26,348)	11,669
Distributor relationships and other	4,866	(778)	4,088
	$160,555	$(48,057)	$112,498
Amortization expense for management contracts is recognized on a straight-line basis over the estimated useful lives ranging from five to 25 years. Amortization expense for management contracts was $3.0 million and $2.0 million for the three months ended September 30, 2013 and 2012, respectively, and $7.5 million and $5.0 million for the nine months ended September 30, 2013 and 2012, respectively. Amortization expense for member relationships, distributor relationships and other is amortized over the period of time that the relationships are expected to produce cash flows. Amortization expense for member relationships, distributor relationships and other intangibles was $1.5 million and $1.1 million for the three months ended September 30, 2013 and 2012, respectively, and $4.4 million and $2.4 million for the nine months ended September 30, 2013 and 2012, respectively. Membership relationships and distributor relationships have estimated useful lives ranging from three to 30 years. However, the Company expects to generate significantly more cash flows during the earlier years of the relationships than the later years. Consequently, amortization expenses on these relationships decrease significantly over the lives of the relationships.
The estimated aggregate amortization expense for intangible assets recorded as of September 30, 2013 is expected to be $18.9 million, $16.8 million, $13.5 million, $12.6 million and $12.1 million for the 12 months ending September 30, 2014 through 2018, respectively.

Note 12 — Assets Held for Sale
Assets held for sale are recorded at the lower of cost or their estimated fair value less cost to sell and are not subject to depreciation. Sale of the assets classified as such is probable, and transfer of the assets is expected to qualify for recognition as a completed sale, generally within one year of the balance sheet date. In October 2011, the Company entered into an agreement with certain affiliates of Pacific Monarch Resorts, Inc., pursuant to which the Company agreed to sell certain completed units at one of the resorts managed by the Company in Mexico for $5.9 million, which units are classified as assets held for sale. The Company expects to complete the sale of these units by June 30, 2014.
The $11.2 million balance in assets held for sale as of September 30, 2013 included the net realizable value of certain parcels of vacant land located in the United States recorded in accordance with a sales agreement with a third party. In addition, the balance also included the points equivalent of unsold units and resorts in the Company's European operations that were either held for sale or pending the consummation of sale. As of September 30, 2013, the Company was a party to such sales contracts entered into during 2013 and 2011 for approximately $0.3 million and $1.0 million, respectively, of units that were classified as held for sale. The proceeds will be paid over several years, and the Company will retain title to the properties until the full amounts due under the sales contracts are received. According to guidance included in ASC 360, "Property, Plant, and Equipment," the sales will not be considered consummated until all consideration has been exchanged. Consequently, the assets pending consummation of sale will continue to be included in assets held for sale until all proceeds are received.

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

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

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
Deposits on pending sale of assets—deposits that the Company has received in connection with the pending sales of certain assets in its European operations. The sale of these assets has not been consummated due to the fact that not all consideration has been exchanged. These deposits are, therefore, accounted for using the deposit method in accordance with ASC 360, "Property, Plant and Equipment." See "Note 12—Assets Held for Sale" for further detail.
Accrued contingent litigation liabilities—estimated settlement costs for existing litigation cases.
Accrued liabilities as of the dates presented below consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Accrued payroll and related	$27,240	$22,313
Accrued commissions	14,916	12,021
Accrued other taxes	10,500	7,165
Accrued marketing expenses	9,721	12,189
Accrued interest	8,565	23,627
Accrued exchange company fees	4,694	1,209
Accrued insurance	3,224	4,983
Accrued operating lease liabilities	3,617	3,438
Accrued liability related to business combinations	3,478	3,400
Accrued professional fees	2,839	5,472
Accrued call center costs	1,633	2,060
Deposits on pending sale of assets	1,305	2,693
Accrued contingent litigation liabilities	963	1,102
Other	6,251	4,779
Total accrued liabilities	$98,946	$106,451

Note 14 — Deferred Revenues
The Company records deferred revenues for payments received or billed but not earned for various activities.
Deferred mini-vacations and sampler programs revenue—sold but unused trial VOIs. This revenue is recognized when the purchaser completes a stay at one of the Company’s resorts or the trial period expires, whichever is earlier. Such revenue is recorded as a reduction to Vacation Interest carrying cost in accordance with ASC 978 (with the exception of the Company’s European sampler product and a U.S. fixed-term product, which have a duration of between three and four years) and, as such, are treated as Vacation Interest sales revenue.
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
Club deferred revenue—annual membership fees in the Clubs billed to members (offset by an estimated uncollectible amount) and amortized ratably over a one-year period and optional reservation protection fees recognized over an approximate life of the member's reservation, which is generally six months on average.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

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
Deferred amenity fee revenue—amenity fees charged to VOI owners at a certain resort to cover costs associated with the swimming pools, tennis courts and a golf course. These fees are billed annually and amortized ratably over the year.
Deferred management fee and allocation revenue—management fees and allocations paid in advance by the HOAs to the Company for its role as the management company. The Company allocates a portion of its Vacation Interest carrying costs, management and member services, consolidated resort operations, loan portfolio, and general and administrative expenses to the HOAs. These advance payments are recorded as deferred revenue when they are received and recognized as revenue during the period that they are earned.
Deferred revenues as of the dates presented below consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Deferred mini-vacation and sampler program revenue	$50,292	$33,633
Deferred maintenance and reserve fee revenue	19,270	13,335
Club deferred revenue	12,901	41,097
Accrued guest deposits	3,544	2,100
Deferred revenue from an exchange company	1,996	2,350
Deferred amenity fee revenue	606	—
Deferred management fees and allocation revenue	324	360
Other	805	958
Total deferred revenues	$89,738	$93,833

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
On August 23, 2013, DRC accepted for purchase its Senior Secured Notes in an aggregate principal amount of $50.6 million (the "Tender Offer") as required by the Notes Indenture in the event of an IPO. Holders who validly tendered their Notes received $1,120 per $1,000 principal amount of Notes, plus accrued and unpaid interest to (but excluding) the date of purchase. Senior Secured Notes in an aggregate principal amount of $374.4 million remain outstanding as of September 30, 2013 following the completion of the Tender Offer.
Conduit Facilities, 2009 Securitization, 2011 Securitization, 2013 Securitization and Tempus 2013 Notes. On November 3, 2008, the Company entered into agreements for its 2008 conduit facility ("Conduit Facility"), pursuant to which it issued secured VOI receivable-backed variable funding notes designated as Diamond Resorts Issuer 2008 LLC Variable Funding Notes in an aggregate principal amount not to exceed $215.4 million, which was decreased to $200.0 million, $73.4 million and $64.6 million on March 27, 2009, October 15, 2009 and August 31, 2010, respectively. On October 14, 2011, the Company entered into an amended and restated Conduit Facility agreement that extended the maturity date of the facility to April 12, 2013. The amendment provided for a $75.0 million, 18-month facility that was annually renewable for 364-day periods at the election of the lenders, bore interest at either LIBOR or the commercial paper rate (having a floor of 0.50%) plus 4.0%, and had a non-use fee of 0.75%. The advance rates on loans receivable in the portfolio were limited to 75% of the face value of the eligible loans. On April 11, 2013, the Company entered into another amended and restated Conduit Facility agreement that extended the maturity date of the facility to April 10, 2015. That amended and restated Conduit Facility provided for a $125.0 million, 24-

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

month facility that is annually renewable for 364-day periods at the election of the lenders, bears interest at either LIBOR or the commercial paper rate (each having a floor of 0.50%) plus 3.25%, and has a non-use fee of 0.75%. The overall advance rate on loans receivable in the portfolio is limited to 85% of the aggregate face value of the eligible loans. On October 18, 2013, the Company entered into an amended and restated Conduit Facility agreement to temporarily increase the maximum facility balance under the Conduit Facility from $125.0 million to $180.0 million. See "Note 27—Subsequent Events" for additional detail.
On October 15, 2009, the Company completed the 2009 securitization transaction and issued two consumer loan backed notes designated as the Diamond Resorts Owner Trust ("DROT") 2009 Class A Notes and the DROT Series 2009 Class B Notes, (together, the "DROT 2009 Notes"). The DROT 2009 Class A Notes carried an interest rate of 9.3% and had an initial face value of $169.2 million. The DROT 2009 Class B Notes carried an interest rate of 12.0% and had an initial face value of $12.8 million. The DROT 2009 Notes had an original maturity date of March 20, 2026. The net proceeds received by the Company were $181.1 million compared to the $182.0 million face value and the Company recorded the $0.9 million difference as an original issue discount on the securitization notes payable. Also on October 15, 2009, the Company used the proceeds from the DROT 2009 Notes to pay down the $148.9 million then-outstanding principal balance under its Conduit Facility, along with requisite accrued interest and fees associated with both conduit facilities. On October 21, 2013, the Company redeemed all of the DROT 2009 Class A Notes and Class B Notes at an aggregate redemption price of $24.4 million and $1.8 million, respectively, by using proceeds from borrowings under the Conduit Facility.
On April 27, 2011, the Company completed a securitization transaction and issued the DROT 2011 Notes with a face value of $64.5 million ("DROT 2011 Notes"). The DROT 2011 Notes mature on March 20, 2023 and carry an interest rate of 4.0%. The net proceeds were used to pay off in full the $36.4 million then-outstanding principal balance under the Conduit Facility, to pay down approximately $7.0 million of the Quorum Facility (see definition below), to pay requisite accrued interest and fees associated with both facilities, and to pay certain expenses incurred in connection with the issuance of the DROT 2011 Notes, including the funding of a reserve account required thereby.
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
On September 20, 2013, the Company completed a securitization transaction and issued the Diamond Resorts Tempus Owner Trust 2013 Notes with a face value of $31.0 million (the "Tempus 2013 Notes"). The notes bear interest at a rate of 6.0% per annum and mature on December 20, 2023. The proceeds from the Tempus 2013 Notes were used to pay off in full the then-outstanding principal balances and accrued interest and fees under the Tempus Receivables Loan and Notes Payable—RFA fees.
Quorum Facility. The Company's subsidiary, DRI Quorum, entered into a Loan Sale and Servicing Agreement (the "LSSA"), dated as of April 30, 2010 (as amended and restated, the “Quorum Facility”) with Quorum Federal Credit Union ("Quorum") as purchaser. The LSSA and related documents provide for an aggregate minimum $40.0 million loan sale facility and joint marketing venture where DRI Quorum may sell eligible consumer loans and in-transit loans to Quorum on a non-recourse, permanent basis, provided that the underlying consumer obligor is a Quorum credit union member. The joint marketing venture has a minimum term of two years, and the LSSA provides for a purchase period of two years. The purchase price payment and the program purchase fee are each determined at the time that the loan is sold to Quorum. To the extent excess funds remain after payment of the sold loans at Quorum’s purchase price, such excess funds are required to be remitted to the Company as a deferred purchase price payment. This transaction did not qualify as a loan sale under U.S. GAAP. The LSSA was amended on April 27, 2012 to increase the aggregate minimum committed amount of the Quorum Facility to $60.0 million. The LSSA was further amended and restated effective as of December 31, 2012 to increase the aggregate minimum committed amount to $80.0 million and to extend the term of the agreement to December 31, 2015; provided that Quorum may further extend the term for additional one-year periods by written notice. As of September 30, 2013, the weighted average purchase price payment was 89.7% of the obligor loan amount and the weighted average program purchase fee was 5.9%.
ILXA Receivables Loan and Inventory Loan. On August 31, 2010, the Company completed the ILX Acquisition through its wholly-owned subsidiary, ILXA. In connection with the ILX Acquisition, ILXA entered into an Inventory Loan and Security Agreement ("ILXA Inventory Loan") and a Receivables Loan and Security Agreement ("ILXA Receivables Loan") with Textron Financial Corporation. The ILXA Inventory Loan is a non-revolving credit facility in the maximum principal amount of $23.0 million at an interest rate of 7.5%. The ILXA Receivables Loan is a receivables facility with an initial principal amount of $11.9 million at an interest rate of 10.0% and is collateralized by mortgages and contracts receivable of ILXA. Both loans mature on August 31, 2015. ILXA and each of its wholly-owned subsidiaries are special-purpose subsidiaries.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

Tempus Acquisition Loan and Tempus Resorts Acquisition Financing. On July 1, 2011, the Company completed the Tempus Resorts Acquisition through Mystic Dunes, LLC, a wholly-owned subsidiary of Tempus Acquisition, LLC. In order to fund the Tempus Resorts Acquisition, Tempus Acquisition, LLC entered into a Loan and Security Agreement with Guggenheim Corporate Funding, LLC, as administrative agent for the lenders, which included affiliates of, or funds or accounts managed or advised by, Guggenheim Partners Investment Management, LLC, which is an affiliate of the Guggenheim Investor, and Silver Rock Financial LLC, which is an affiliate of an investor in the Company (the “Tempus Acquisition Loan”). The Tempus Acquisition Loan was collateralized by all assets of Tempus Acquisition, LLC. The Tempus Acquisition Loan was initially in an aggregate principal amount of $41.1 million (which included a $5.5 million revolving loan). The Tempus Acquisition Loan bore interest at a rate of 18.0% (of which an amount equal to not less than 10.0% per annum was paid in cash on a quarterly basis and the remaining accrued amount was to be paid, at Tempus Acquisition, LLC's election, in cash or in kind by adding the applicable accrued amount to principal), and was scheduled to mature on June 30, 2015. In addition, Tempus Acquisition, LLC paid a 2.0% closing fee based on the initial Tempus Acquisition Loan balance as of July 1, 2011 and was also required to make an exit fee payment for up to 10% of the initial Tempus Acquisition Loan balance upon the final payment in full of the outstanding balance under the loan. Tempus Acquisition, LLC was required to make principal prepayments equal to (i) on a monthly basis, 40% of the aggregate interval purchase price received by Mystic Dunes, LLC in the prior month, (ii) within one business day of receipt, net participation proceeds payments less amounts attributable to interest paid, generated by Tempus Acquisition, LLC's acquisition of a participating interest in the Tempus Receivables Loan, (iii) 100% of excess cash flow from the Tempus Resorts Acquisition and the Aegean Blue Acquisition, commencing with the quarter ending December 31, 2012, and (iv) $0.3 million, payable monthly, commencing in January 2013. Within 30 days after the end of each calendar year commencing with calendar year 2012, Tempus Acquisition, LLC was also required to make an additional prepayment in an amount equal to the difference between the aggregate principal prepayments paid in the calendar year and $5.0 million, such that a minimum of $5.0 million in aggregate annual principal reductions were made. On September 28, 2012, Tempus Acquisition, LLC amended the Loan and Security Agreement to terminate the revolving loan and transfer the then-outstanding balance under the revolving loan to the term loans. On October 4, 2012, Tempus Acquisition, LLC further amended the Loan and Security Agreement to provide an additional $6.6 million borrowing under the term loans to fund the Aegean Blue Acquisition. The Tempus Acquisition Loan was further amended on November 20, 2012 and December 31, 2012 to increase the term loans by $2.5 million and $5.0 million respectively, to pay separation payments to principals of the Mystic Dunes resorts, and to fund guaranties and indemnities required to be paid to Mystic Dunes, LLC's HOAs. Some of the investment advisory clients of Wellington Management Company, LLP ("Wellington Management Investors") also became lenders under this credit facility in connection with the December 2012 amendment to the Tempus Acquisition Loan.
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
On July 24, 2013, the Company repaid all outstanding indebtedness under the Tempus Acquisition Loan in the amount of $46.7 million, along with $0.6 million in accrued interest and $2.7 million in exit fees and other fees, using the proceeds from the IPO. In addition, the Mystic Dunes Loan was paid off in full.
On July 1, 2011, Mystic Dunes Receivables, LLC, a subsidiary of Mystic Dunes, LLC, entered into a Loan and Security Agreement with Resort Finance America, LLC (the "Tempus Receivables Loan"). The Tempus Receivables Loan was a receivables credit facility in the amount of $74.5 million, collateralized by mortgages and contracts receivable acquired in the Tempus Resorts Acquisition. All cash flows received from customer payments, including principal, interest and miscellaneous fees (net of contractual servicing costs) were used to pay the principal and accrued interest balances on the Tempus Receivables Loan. In addition, Mystic Dunes Receivables, LLC was required to make additional principal payments in the event the aging status of the receivables in the underlying portfolio did not meet certain requirements. During the nine months ended September 30, 2013 and 2012, Mystic Dunes, LLC made additional principal payments of $0.3 million and $0.1 million, respectively, pursuant to this requirement. The Tempus Receivables Loan bore interest at a rate that was the higher of (i) one-month LIBOR plus 7.0% or (ii) 10%, adjusted monthly, and was scheduled to mature on July 1, 2015. Furthermore, the Company was obligated to pay Resort Finance America, LLC an initial defaulted timeshare loans release fee over 36 months from August 2011 through July 2014 ("Notes Payable—RFA fees"). The fee was recorded at fair value as of July 1, 2011 using a discount rate of 10.0%.
On September 20, 2013, the Tempus Receivables Loan and Notes Payable—RFA fees were paid off in full using the proceeds from the Tempus 2013 Notes.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

On July 1, 2011, another subsidiary of Mystic Dunes, LLC entered into an Amended and Restated Inventory Loan and Security Agreement with Textron Financial Corporation (the “Tempus Inventory Loan”) in the maximum amount of $4.3 million, collateralized by certain VOI inventory acquired in the Tempus Resorts Acquisition. The Tempus Inventory Loan bears interest at a rate equal to the three-month LIBOR (with a floor of 2.0%) plus 5.5% and matures on June 30, 2016, subject to extension to June 30, 2018. The Tempus Acquisition Loan, the Mystic Dunes Loan, the Tempus Receivables Loan and the Tempus Inventory Loan are sometimes collectively referred to as the "Tempus Loans."
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
In order to fund the PMR Acquisition, on May 21, 2012, DPMA entered into a Loan and Security Agreement with Guggenheim Corporate Funding, LLC, as administrative agent for the lenders, which include affiliates of, or funds or accounts managed or advised by, Guggenheim Partners Investment Management, LLC, which is an affiliate of the Guggenheim Investor; Wellington Management Company, LLP, including some of the Wellington Management Investors; and Silver Rock Financial LLC, which is an affiliate of an investor in the Company (the “PMR Acquisition Loan”). The PMR Acquisition Loan was collateralized by substantially all of the assets of DPMA. The PMR Acquisition Loan was initially in an aggregate principal amount of $71.3 million (consisting of a $61.3 million term loan and a $10.0 million revolving loan). The PMR Acquisition Loan bore interest at a rate of 18.0% (of which an amount equal to not less than 10.0% per annum was paid in cash on a quarterly basis and the remaining accrued amount was paid, at DPMA's election, in cash or in kind by adding the applicable accrued amount to principal), and was scheduled to mature on May 21, 2016.

The PMR Acquisition Loan provided that, (i) DPMA was required to pay quarterly (a) to the administrative agent, for its own account, an administration fee, and (b) to Guggenheim Corporate Funding, LLC, for the benefit of the lenders with commitments to make revolving loans there under, an unused line fee based upon each such lender's commitment to provide revolving loans and the then outstanding principal amount of such lender's revolving loan, (ii) DPMA was required to make certain mandatory monthly and quarterly prepayments of amounts borrowed under the PMR Acquisition Loan, and (iii) on the maturity date for the term loan, if not paid earlier in accordance therewith, DPMA was required to pay an exit fee of up to 10.0% of the initial loan amount. On the closing date for the PMR Acquisition, pursuant to the PMR Acquisition Loan, DPMA paid a closing fee of approximately $2.1 million to the administrative agent and certain lenders party thereto. The proceeds of the PMR Acquisition Loan were used to fund the purchase price for the PMR Acquisition and the associated closing costs.
On September 28, 2012, DPMA amended the Loan and Security Agreement to terminate the revolving loan and transfer the then-outstanding balance under the revolving loan to the term loan.
On July 24, 2013, the Company repaid all outstanding indebtedness under the PMR Acquisition Loan in the amount of $58.3 million, along with $0.8 million in accrued interest and $3.1 million in exit fees and other fees, using the proceeds from the IPO.
On May 21, 2012, DPMA also entered into an Inventory Loan and Security Agreement (the "DPM Inventory Loan") with RFA PMR LoanCo, LLC. The DPM Inventory Loan provides debt financing for a portion of the purchase price of the defaulted receivables to be purchased by DPMA pursuant to a collateral recovery and repurchase agreement entered into between DPMA and an affiliate of RFA PMR LoanCo, LLC in connection with the PMR Acquisition. The interest rate is a variable rate equal to the sum of LIBOR plus 6.0% per annum; provided that LIBOR is never less than 2.0% or greater than 4.0% per annum.
DPMA and each of its wholly-owned subsidiaries are special-purpose subsidiaries.
Revolving Credit Facility. On September 11, 2013, the Company entered into a $25.0 million revolving credit facility with Credit Suisse AG, acting as administrative agent for a group of lenders (the “Revolving Credit Facility”). The Revolving Credit Facility provides that, subject to customary borrowing conditions, the Company may, from time to time prior to the fourth anniversary of the effective date of the Revolving Credit Facility, borrow, repay and re-borrow loans in an aggregate amount outstanding at any time not to exceed $25.0 million, and borrowings under the Revolving Credit Facility will bear interest, at the Company's option, at a variable rate equal to the sum of LIBOR plus 4.0% per annum or an adjusted base rate plus 3% per annum. The Revolving Credit Facility is subject to negative covenants generally consistent with the negative covenants

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

applicable to the Senior Secured Notes. The repayment of borrowings and certain other obligations under the Revolving Credit Facility are secured on a pari passu basis by the collateral that secures the Senior Secured Notes. On October 25, 2013, the Company paid off in full the $15.0 million then-outstanding principal balance under the Revolving Credit Facility using the proceeds from borrowings under the Conduit Facility.
Island One Borrowings. In connection with the Island One Acquisition completed on July 24, 2013, the Company assumed the loan sale agreement entered into on January 31, 2012 with Quorum that provides for an aggregate minimum $15.0 million loan sale facility (the "Island One Quorum Funding Facility"). Under the Island One Quorum Funding Facility, eligible consumer loans and in-transit loans are sold to Quorum on a non-recourse, permanent basis, provided that the underlying consumer obligor is a Quorum credit union member. The Island One Quorum Funding Facility provides for a purchase period of three years at a variable program fee of the published Wall Street Journal prime rate plus 6.0% with a floor of 8.0%. The loan purchase commitment is conditional upon certain portfolio delinquency and default performance measurements.
In addition, the Company assumed a mortgage-backed loan (the "Island One Receivables Loan") that bore interest at the published Wall Street Journal prime rate plus 5.5% with a floor of 7.0%. The Island One Receivables Loan was scheduled to mature on May 27, 2016 and was collateralized by certain consumer loan portfolios. The advance rates on loans receivable in the portfolio were limited to 70.0% to 90.0% of the face value of the eligible loans depending upon the credit quality of the underlying mortgages. The Island One Receivables Loan was subject to certain financial covenants, including a minimum tangible net worth and a maximum debt to tangible net worth ratio. On October 28, 2013, the Company paid off in full the then-outstanding principal balance under the Island One Receivables Loan in an amount equal to $4.1 million using the Company's general corporate funds.
Furthermore, the Company assumed a conduit facility that matures on September 30, 2016 (the "Island One Conduit Facility"). The Island One Conduit Facility bears interest at a rate of 7.4% per annum, is secured by certain consumer loan portfolios and is guaranteed by Island One, Inc. The Company is required to make mandatory monthly principal payments based upon the aggregate remaining outstanding principal balance of the eligible underlying collateral. Under the terms of the Island One Conduit Facility, the Company may, subject to certain limitations, repurchase defaulted receivables or make additional principal payments.
The Company also assumed a note payable secured by certain real property in Orlando, Florida (the "Island One Note Payable"). The loan bears interest at 5.0% per annum and requires monthly principal and interest payments, with the final balloon payment due May 27, 2016.
Notes Payable. The Company finances premiums on certain insurance policies under unsecured notes. These unsecured notes will mature in December 2013 and February 2014, and each carries an interest rate of 3.2% per annum. In addition, the Company purchased certain software licenses during the year ended December 31, 2012, with monthly interest-free payments due for the next two years, and this obligation was recorded at fair value using a discount rate of 5.7%.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

The following table presents selected information on the Company’s borrowings as of the dates presented below (dollars in thousands):

	September 30, 2013						December 31, 2012
	Principal Balance	Weighted Average Interest Rate	Maturity	Gross Amount of Mortgages and Contracts as Collateral	Borrowing / Funding Availability		Principal Balance
Senior Secured Notes	$374,440	12.0%	8/15/2018	$—	$—		$425,000
Original issue discount related to Senior Secured Notes	(6,798)			—	—		(8,509)
Revolving Credit Facility	15,000	4.2%	9/11/2017	—	10,000		—
Notes payable-insurance policies (2)	2,303	3.2%	Various	—	—		2,366
Island One Note Payable (2)	696	5.0%	5/27/2016	—	—		—
Notes payable-other (2)	348	5.6%	Various	—	—		872
Total Corporate Indebtedness	385,989			—	10,000		419,729

ILXA Inventory Loan (1)(2)(3)	12,256	7.5%	8/31/2015	—	—		15,939
DPM Inventory Loan (1)(2)(3)	4,786	8.0%	Various	—	—		1,267
Tempus Inventory Loan (1)(2)(3)	2,464	7.5%	6/30/2016	—	—		2,992
Notes payable-other (1)(2)(3)	13	—%	11/18/2015	—	—		18
PMR Acquisition Loan (1)(2)(3)(4)	—			—	—		62,211
Tempus Acquisition Loan (1)(2)(3)(4)	—			—	—		50,846
Note Payable-RFA fees (1)(2)(3)	—			—	—		1,395
Total Non-Recourse Indebtedness other than Securitization Notes and Funding Facilities	19,519			—	—		134,668

Conduit Facility (1)	104,970	3.8%	4/10/2015	116,167	20,030	(5)	75,000
Diamond Resorts Owner Trust Series 2013-1 (1)	69,231	2.0%	1/20/2025	71,949	—		—
Quorum Facility (1)	56,098	5.9%	12/31/2015	59,368	23,902	(5)	52,417
Diamond Resorts Tempus Owner Trust 2013 (1)	30,990	6.0%	12/20/2023	35,802	—		—
Diamond Resorts Owner Trust Series 2009-1 (1)	28,665	9.5%	3/20/2026	69,000	—		50,025
Original issue discount related to Diamond Resorts Owner Trust Series 2009-1	(269)			—	—		(441)
Diamond Resorts Owner Trust Series 2011-1 (1)	27,156	4.0%	3/20/2023	27,662	—		36,849
Original issue discount related to Diamond Resorts Owner Trust Series 2011-1	(246)			—	—		(312)
ILXA Receivables Loan (1)(3)	4,985	10.0%	8/31/2015	2,691	—		5,832
Island One Quorum Funding Facility (1)	4,270	8.0%	1/30/2015	5,010	—		—
Island One Receivables Loan (1)	4,105	7.0%	5/24/2016	5,761	—		—
Island One Conduit Facility (1)	107	7.4%	9/30/2016	908	—		—
Tempus Receivables Loan (1)(3)	—			—	—		44,027
Payments in transit (1)(3)	—			—	—		(1,150)
10% participation interest (Tempus Acquisition, LLC) (1)(3)	—			—	—		(5,945)
Total Securitization Notes and Funding Facilities	330,062			394,318	43,932		256,302
Total	$735,570			$394,318	$53,932		$810,699
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

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

Borrowing Restrictions and Limitations
All of the Company’s borrowing under the Senior Secured Notes, securitization notes, the Conduit Facility and the Revolving Credit Facility contain various restrictions and limitations that may affect the Company's business and affairs. These include, but are not limited to, restrictions and limitations relating to its ability to incur indebtedness and other obligations, to make investments and acquisitions and to pay dividends. The Company is also required to maintain certain financial ratios and comply with other financial and performance covenants. The failure of the Company to comply with any of these provisions, or to pay its obligations, could result in foreclosure by the lenders of their security interests in the Company’s assets, and could otherwise have a material adverse effect on the Company. The Company was in compliance with all of the financial covenants as of September 30, 2013.
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

Note 16 — Income Taxes
The income tax provision for the three months and nine months ended September 30, 2013 and 2012 was determined based on pre-tax book income (loss) (adjusted for book-tax differences) for those periods. However, because the Company included, prior to the Reorganization Transactions, U.S. entities not taxed at the corporate level, non-U.S. disregarded entities, differences in tax rates between the U.S. and foreign jurisdictions, valuation allowances on its foreign and domestic net operating losses and other deferred tax assets, and foreign currency and rate change adjustments in calculating its income tax provision, the Company's estimated effective tax rate, for the periods presented, differs significantly from the federal statutory rate of 35%.
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
Purchase Obligations
The Company has entered into various purchase obligations relating to sales center remodeling, property amenity improvement and corporate office expansion projects. The total remaining commitment was $2.3 million as of September 30, 2013.
Litigation and Other
From time to time, the Company or its subsidiaries are subject to certain legal proceedings and claims in the ordinary course of business.
FLRX Litigation
One of the Company's subsidiaries, FLRX, Inc. ("FLRX"), is a defendant in a lawsuit originally filed in July 2003, alleging the breach of certain contractual terms relating to the obligations under a stock purchase agreement for the acquisition

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

of FLRX in 1998, as well as certain violations under applicable consumer protection acts. FLRX currently conducts no operations and has no material assets other than an indirect interest in two undeveloped real estate parcels in Mexico. In January 2010, following a jury trial, a Washington state court entered a judgment against FLRX, awarded plaintiffs damages of $30.0 million plus post-judgment interest at a rate of 12% per annum and attorneys' fees of approximately $1.5 million plus accrued interest, and ordered specific performance of certain ongoing contractual obligations pursuant to the breach of contract claim.
FLRX appealed the verdict. On November 14, 2011, the Company received notice that the Court of Appeals for the State of Washington affirmed the lower court decision upholding the judgment against FLRX. On February 27, 2012, FLRX filed a petition for review with the Washington State Supreme Court. On June 6, 2012, the petition was denied. Any liability in this matter is not covered by insurance. Neither DRC nor any of its other subsidiaries is party to this lawsuit. Sunterra was originally named as a defendant in this matter, but it was later dismissed from the case. It is possible that FLRX may at some point determine to file for protection under the Federal Bankruptcy Code.
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
On May 18, 2012, the case was removed to the U.S. District Court for the Western District of Washington, Case No. 2:12-cv-00870. On August 29, 2012, DRC filed an answer to the complaint, denying all material allegations therein and raising various affirmative defenses. On September 24, 2012, the court entered an order dismissing DRP. The court has set the case for trial on December 3, 2013. DRC has filed a motion for summary judgment. The court has not yet ruled on that motion.
Although the Company believes that it will not have any material liability when these matters are ultimately resolved, there can be no assurance that this will be the case. As of September 30, 2013 the Company had an estimated litigation accrual of $0.9 million in accrued liabilities in the accompanying condensed consolidated balance sheet, which represents the write-down of FLRX’s investment in subsidiaries to $0. Legal fees associated with these cases are expensed as incurred.
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
Hawaii Water Intrusion Assessment and Litigation
In October 2011, the HOA of one of the Company's managed resorts in Hawaii levied a $65.8 million water intrusion assessment to the owners of that resort, of which $9.7 million was assessed to the Company. During the quarter ended December 31, 2011, the Company's portion of the water intrusion assessment was recorded as Vacation Interest carrying cost, net, in the accompanying condensed consolidated statements of operations and comprehensive income (loss) with a corresponding increase to due to related parties, net, in the accompanying condensed consolidated balance sheet. The proceeds of this assessment are being used to repair the water intrusion damage at the resort. In April 2012, the Company was named as a defendant in a putative class action pending in the District Court for the District of Hawaii. The action, brought by five deeded owners and members of one of the Collections managed by the Company, alleges breaches of fiduciary duty and unfair and deceptive trade practices against the Company and certain of its officers and employees and seeks, among other things, to invalidate the water intrusion assessment and enjoin the water intrusion project. In November, 2012, the Company reached an agreement with the named plaintiffs and their counsel to settle the litigation in full, which settlement agreement was approved by the court in May 2013 and has now become final. The settlement did not have a material impact on the Company's financial condition or results of operations.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

Note 18 — Fair Value Measurements
ASC 820, "Fair Value Measurements" ("ASC 820"), defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

•	Level 1: Quoted prices for identical instruments in active markets.

•
Level 2: Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs or significant value drivers are observable.

•	Level 3: Unobservable inputs used when little or no market data is available.
As of September 30, 2013, the only assets and liabilities of the Company measured at fair value on a recurring basis were its derivative instruments, which consisted of the July 2013 Swap Agreement and the August 2013 Swap Agreement. The July 2013 Swap Agreement and the August 2013 Swap Agreement had an aggregate fair value of $0.7 million based on valuation reports provided by counterparties and were classified as Level 3, based on the fact that the credit risk data used for the valuation is not directly observable and cannot be corroborated by observable market data. The Company’s assessment of the significant inputs to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. See "Note 3—Concentrations of Risk" for further detail on these swap agreements. As of December 31, 2012, the Company's derivative instruments were the 2010 Cap Agreement and the 2012 Cap Agreements, which had fair values of $0 based on valuation reports provided by counterparties.
As of September 30, 2013, mortgages and contracts receivable had a balance of $377.5 million, net of allowance. The allowance for loan and contract losses against the mortgages and contracts receivable is derived using a static pool analysis to develop historical default percentages based on FICO scores to apply to the mortgage and contract population. The Company evaluates other factors such as economic conditions, industry trends and past due aging reports in order to determine the adjustments needed to true up the allowance, which adjusts the carrying value of mortgages and contracts receivable to management's best estimate of collectability. As a result of such evaluation, the Company believes that the carrying value of the mortgages and contracts receivable approximated its fair value at September 30, 2013. These financial assets were classified as Level 3 as there is little market data available.
The borrowings under the Senior Secured Notes were classified as Level 2 as of September 30, 2013 based on a quoted price of 111.0 on a restricted bond market, as they were not actively traded on the open market.
As of September 30, 2013, the Company’s Conduit Facility, DROT 2009 Notes, DROT 2011 Notes, DROT 2013 Notes and the Tempus 2013 Notes were classified as Level 2. The fair value of the DROT 2009 Notes, DROT 2011 Notes and DROT 2013 Notes, which the Company believes approximated similar instruments in active markets, was determined with the assistance of an investment banking firm. The Company believes the fair value of the Conduit Facility and the Tempus 2013 Notes approximated their carrying value due to the fact that they were recently amended and, therefore, measured using other significant observable inputs including the current refinancing activities.
As of September 30, 2013, the Quorum Facility, the ILXA Receivables Loan, the ILXA Inventory Loan, the Tempus Inventory Loan, the DPM Inventory Loan, the Island One Receivables Loan, the Island One Quorum Funding Facility and the Island One Conduit Facility were classified as Level 2 based on an internal analysis performed by the Company utilizing the discounted cash flow model and the quoted prices for identical or similar instruments in markets that are not active.
As of September 30, 2013, the fair value of all other debt instruments was not calculated, based on the fact that they were either due within one year or were immaterial.
As of December 31, 2012, mortgages and contracts receivable had a balance of $312.9 million, net of allowance. The allowance for loan and contract losses against the mortgages and contracts receivable is derived using a static pool analysis to develop historical default percentages based on FICO scores to apply to the mortgage and contract population. The Company evaluates other factors such as economic conditions, industry trends and past due aging reports in order to determine the adjustments needed to true up the allowance, which adjust the carrying value of mortgages and contracts receivable to management's best estimate of collectability. As a result, the Company believes that the carrying value of the mortgages and contracts receivable approximated its fair value at December 31, 2012. These financial assets are classified as Level 3 as there is little market data available.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

The borrowings under the Senior Secured Notes were classified as Level 2 as of December 31, 2012 based on a quoted price of 109.0 on a restricted bond market, as they were not actively traded on the open market.
As of December 31, 2012, the Company’s Conduit Facility, DROT 2009 Notes and DROT 2011 Notes were classified as Level 2. The Company believes the fair value of the Conduit Facility approximated its carrying value due to the fact that it was recently amended and was, therefore, measured using other significant observable inputs, including the current refinancing activities. The fair value of the DROT 2009 Notes and DROT 2011 Notes, which the Company believes approximated similar instruments in active markets, was determined with the assistance of an investment banking firm.
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
The carrying values and estimated fair values of the Company's financial instruments as of September 30, 2013 were as follows (in thousands):

	Carrying Value	Total Estimated Fair Value	Estimated Fair Value (Level 2)	Estimated Fair Value (Level 3)
Assets:
Mortgages and contracts receivable, net	$377,513	$377,513	$—	$377,513
Total assets	$377,513	$377,513	$—	$377,513
Liabilities:
Revolving Credit Facility	$15,000	$15,000	$15,000	$—
Senior Secured Notes, net	367,642	415,628	415,628	—
Securitization notes and Funding Facilities, net	330,062	332,891	332,891	—
Notes payable	22,866	22,670	22,670	—
Total liabilities	$735,570	$786,189	$786,189	$—

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

The carrying values and estimated fair values of the Company's financial instruments as of December 31, 2012 were as follows (in thousands):

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

Note 19 — Equity Transactions
Tempus Warrant (June 2011)
In connection with the funding of the Tempus Acquisition Loan pursuant to the Loan and Security Agreement, dated as of June 30, 2011, among Tempus Acquisition, LLC, the lenders party thereto and Guggenheim Corporate Funding, LLC, which was entered into in connection with the Tempus Resorts Acquisition, DRP issued a warrant (the “Tempus Warrant”) to Guggenheim Corporate Funding, LLC, as administrative agent, for the benefit of the lenders, pursuant to a Warrant Agreement, between DRP and Guggenheim Corporate Funding, LLC. The Tempus Warrant was scheduled to vest and become exercisable, subject to the provisions of the Tempus Warrant described below, upon the sixty-first day (the “Tempus Warrant Exercise Date”) following, among other things, an initial underwritten public offering of the common stock of DRC or of any successor corporation of DRP ("DRP Successor"), a payment default by Tempus Acquisition, LLC (after expiration of applicable grace and care periods) under the Tempus Acquisition Loan, or a sale of DRP or DRC (in any such case, a "Tempus Warrant Triggering Event"). Following a Tempus Warrant Triggering Event, the Tempus Warrant would become exercisable on the Tempus Warrant Exercise Date as to an aggregate percentage of the fully-diluted outstanding common equity of DRP equal to the quotient of (i) the dollar amount by which the actual total repayments of principal on the Tempus Acquisition Loan from the date of the Tempus Warrant through the day immediately preceding the Tempus Warrant Exercise Date was less than a certain benchmark amount (the “Tempus Benchmark Amount”) as determined pursuant to the terms of the Tempus Warrant, divided by (ii) the fair market value of the common equity of DRP as determined pursuant to the terms of the Tempus Warrant. The purchase price for each common unit of DRP issuable upon exercise of the Tempus Warrant was $0.0001 per common unit. During the 60-day period following a Tempus Warrant Triggering Event, DRP or the DRP Successor, as applicable, had the option to purchase the Tempus Warrant from the holder for a cash payment equal to the Tempus Benchmark Amount, less any cash payments made on the Tempus Acquisition Loan from the date of the Tempus Warrant through the date of such Tempus Warrant Triggering Event. In connection with the Company's payoff of the Tempus Acquisition Loan in full on July 24, 2013, the Tempus Warrant was canceled for no consideration consistent with the terms of the Tempus Acquisition Loan and Security Agreement. See "Note 15—Borrowings" for further detail.
PMR Warrant (May 2012)
In connection with the funding of the PMR Acquisition Loan pursuant to the Loan and Security Agreement, dated as of May 21, 2012, among DPMA, the lenders party thereto and Guggenheim Corporate Funding, LLC, which was entered into in connection with the PMR Acquisition, DRP issued a warrant (the “PMR Warrant”) to Guggenheim Corporate Funding, LLC, as administrative agent, for the benefit of the lenders, pursuant to a Warrant Agreement, between DRP and Guggenheim Corporate Funding, LLC. The PMR Warrant was scheduled to vest and become exercisable, subject to the provisions of the PMR Warrant described below, upon the sixty-first day (the “PMR Warrant Exercise Date”) following, among other things, an initial underwritten public offering of the common stock of DRC or of any DRP Successor, a payment default by DPMA (after expiration of applicable grace and care periods) under the PMR Acquisition Loan, or a sale of DRP or DRC (a "PMR Warrant Triggering Event"). Following a PMR Warrant Triggering Event, the PMR Warrant would become exercisable on the PMR Warrant Exercise Date as to an aggregate percentage of the fully-diluted outstanding common equity of DRP equal to the quotient of (i) the dollar amount by which the actual total repayments of principal on the PMR Acquisition Loan from the date

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

of the PMR Warrant through the day immediately preceding the PMR Warrant Exercise Date was less than a certain benchmark amount (the “PMR Benchmark Amount”) as determined pursuant to the terms of the PMR Warrant, divided by (ii) the fair market value of the common equity of DRP as determined pursuant to the terms of the PMR Warrant. The purchase price for each common unit of the Company issuable upon exercise of the PMR Warrant was $0.0001 per common unit. During the 60-day period following a PMR Warrant Triggering Event, DRP or the DRP Successor, as applicable, had the option to purchase the PMR Warrant from the holder for a cash payment equal to the PMR Benchmark Amount, less any cash payments made on the PMR Acquisition Loan from the date of the PMR Warrant through the date of such PMR Warrant Triggering Event. In connection with the Company's payoff of the PMR Acquisition Loan in full on July 24, 2013, the PMR Warrant was canceled for no consideration consistent with the terms of the PMR Acquisition Loan and Security Agreement. See "Note 15—Borrowings" for further detail.
Issuance of Class B Common Units and Stock-Based Compensation (October 2012)
On October 15, 2012, the Company established the Diamond Resorts Parent, LLC 2012 Equity Incentive Plan (the "2012 Plan"), which authorized awards of 112.2 restricted Class B common units ("BCUs"). Of the 112.2 authorized awards, 103.8 awards were issued to participants in the 2012 Plan. The BCUs represented a fractional part of the interest in the profits, losses and distributions, but not the capital, of the Company and were non-voting and subject to certain restrictive covenants.
On the same date in October 2012, to mitigate the dilutive effect of the July 2011 recapitalization transaction on Messrs. Cloobeck, Palmer and Kraff, the Company issued 66.3 BCUs under the 2012 Plan to Messrs. Cloobeck, Palmer and Kraff for no cash consideration. These BCUs were 100% vested as of the issuance date. Also on that date, the Company granted BCUs pursuant to the 2012 Plan to Messrs. Bentley and Lanznar and two other participants in the 2012 Plan for no cash consideration, in connection with their provision of services to the Company. These BCUs were also 100% vested on the grant date; however, because these BCUs were tied to service to the Company, they were subject to forfeiture if the grantee’s employment with the Company was terminated for cause and subject to repurchase by the Company (at its option) if the grantee’s employment with the Company was terminated for any reason other than termination by the Company for cause. The BCUs were not entitled to any distributions nor did they have any fair value unless and until the cumulative amount distributed to holders of the Company common units other than BCUs was at least equal to a specified amount. See "Pro Forma Information—IPO-Related Transactions (July 2013)" below for more information on the exchange of the Company BCUs for shares of common stock of the Company.
The Company measured compensation expense related to the BCUs at fair value on the issuance date and recognized this expense in the consolidated statements of operations and comprehensive income (loss). For the year ended December 31, 2012, the Company recognized $3.3 million in such compensation expense based on a weighted-average grant-date fair value of $32,008 per unit.
IPO-Related Equity Transactions (July 2013)
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
On September 27, 2013, the Company paid approximately $10.3 million to repurchase warrants to purchase shares of common stock of DRC and, substantially concurrently therewith, the Company borrowed approximately $15.0 million under the Revolving Credit Facility.

Note 20— Stock-Based Compensation
On July 8, 2013, the board of directors of the Company approved the 2013 Plan, which authorized the issuance of non-qualified and incentive stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock, performance units, other stock-based awards and annual cash incentive awards to: (i) officers and employees of the Company or any of the Company's subsidiaries (including leased employees and co-employees with a professional employer organization), (ii) non-employee directors of the Company or (iii) a consultant or advisor to the Company or any of its subsidiaries

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

(collectively, the “Eligible Persons”). Under the Plan, a total of 9,733,245 shares of common stock are authorized for issuance. As of September 30, 2013, 3,300,930 shares remained available for issuance under the Plan.
On July 18, 2013, the Company granted non-qualified stock options exercisable for an aggregate of 3,760,215 shares of common stock that vested immediately to the former holders of DRP BCUs at an option price of $14.00 per share in part to maintain the incentive value intended when the Company originally issued those BCUs to these individuals and to provide an incentive for such individuals to continue providing service to the Company. See "Note 19-Equity Transactions" for further detail on these BCUs. The grantees of these immediately vested options include Mr. Stephen J. Cloobeck, the Company's founder and Chairman, Mr. Lowell D. Kraff, Vice Chairman of the Company's Board of Directors, Mr. David F. Palmer, President and Chief Executive Officer, Mr. C. Alan Bentley, Executive Vice President and Chief Financial Officer, Mr. Howard S. Lanznar, Executive Vice President and Chief Administrative Officer and two employees of the Company. Messrs. Cloobeck, Palmer, Bentley and Lanznar are not employed or compensated directly by the Company, but are rather employed and compensated by Hospitality Management and Consulting Service, LLC ("HM&C"), a Nevada limited liability company. Pursuant to a services agreement that the Company entered into with HM&C effective as of December 31, 2010 (as amended and restated effective as of December 31, 2012, the “HM&C Agreement”), HM&C provides certain services to the Company, including the services of Messrs. Cloobeck, Palmer, Bentley, Lanznar and approximately 40 other employees. The stock options issued to employees of HM&C and Mr. Kraff are treated as non-employee grants.
On July 18, 2013, the Company also issued non-qualified stock options exercisable for an aggregate of 2,672,100 shares of common stock (together with the options discussed in the immediately preceding paragraph, representing options covering a total of 6,432,315 shares of common stock) to certain Eligible Persons (including individuals who received the options discussed in the immediately preceding paragraph) in connection with the IPO at an option price of $14.00 per share with a service-only vesting condition. 25% of shares issuable upon the exercise of such options vested immediately on the grant date and the remaining 75% vest equally on each of the next three anniversary dates. All options issued on July 18, 2013 expire on July 18, 2023. There were no options exercised or forfeited/expired during the three months ended September 30, 2013.
The Company accounts for its stock-based compensation issued to its employees in accordance with ASC 718, "Compensation - Stock Compensation" ("ASC 718"). For a stock-based award with service-only vesting conditions, the Company measures compensation expense at fair value on the grant date and recognizes this expense in the statement of operations and comprehensive income (loss) over the vesting period during which the employees of the Company provide service in exchange for the award. The Company accounts for its stock-based compensation issued to employees of HM&C in accordance with ASC 505-50, "Equity-Based Payments to Non-Employees." The fair value of an equity instrument issued to employees of HM&C is measured by using the stock price and other measurement assumptions as of the date at the earlier of: (i) a commitment for performance by the employees of HM&C has been reached; or (ii) the performance by employees of HM&C is complete. Accordingly, these grants are re-measured at each balance sheet date as additional services are performed.
The Company utilizes the Black-Scholes option-pricing model to estimate the fair value of the stock options granted to its employees and employees of HM&C. At September 30, 2013, the expected volatility was calculated based on the historical volatility of the stock prices for a group of identified peer companies for the expected term of the stock options granted (which is significantly greater than the volatility of the S&P 500® index as a whole during the same period) due to the lack of historical stock trading prices of the Company. The average expected option life represented the period of time the stock options were expected to be outstanding at the issuance date based on management’s estimate using the simplified method prescribed under SAB 14 for employee grants and contractual term for non-employee grants. The risk-free interest rate was calculated based on U.S. Treasury zero-coupon yield with a remaining term that approximated the expected option life assumed at the date of issuance. The expected annual dividend per share was 0% based on the Company’s expected dividend rate.
The following table sets forth fair value per share information, including related assumptions, used to determine compensation cost for the Company’s non-qualified stock options consistent with the requirements of ASC 718.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

	Three and nine months ended
	September 30, 2013
	Weighted Average HM&C employees	Weighted Average Company Employees
Fair value per share	$8.9	$7.4
Expected stock price volatility	49.8%	52.9%
Expected option life (years)	9.13	6.55
Risk-free interest rate	2.4%	1.8%
Expected annual dividend yield	—%	—%
Stock option activity related to grants issued to the employees of HM&C and employees of the Company during the nine months ended September 30, 2013 was as follows:

	HM&C Employees				Company Employees
	Options (In thousands)	Weighted-Average Exercise Price (Per Share)	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)	Options (In thousands)	Weighted-Average Exercise Price (Per Share)	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2013	—	$—	0	—	—	$—	—	$—
Granted	4,458	14.00	0	—	1,974	14.00	0	$—
Outstanding at September 30, 2013	4,458	14.00	9.8	$21,443	1,974	14.00	9.8	$9,497
Exercisable at September 30, 2013	3,731	$14.00	9.8	$17,945	697	$14.00	9.8	$3,355
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been realized by the option holders had all option holders exercised their options on September 30, 2013. The intrinsic value of a stock option is the excess of the Company’s closing stock price on that date over the exercise price, multiplied by the number of shares subject to the option.
During the three and nine months ended September 30, 2013, the Company issued restricted common stock to certain members of the board of directors of the Company, which vest equally on each of the next three anniversary dates from the grant date. The following table summarizes the Company’s unvested restricted stock activity for the nine months ended September 30, 2013:

	Shares (In thousands)	Weighted-Average Exercise Price (Per Share)
Unvested at January 1, 2013	—	$—
Granted	32	14.00
Vested	—	14.00
Forfeited or expired	—	—
Unvested at September 30, 2013	32	$14.00

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

The following table summarizes the Company’s unvested stock option activity for the nine months ended September 30, 2013:

	HM&C Employees		Company Employees
	Options (In thousands)	Weighted-Average Exercise Price (Per Share)	Options (In thousands)	Weighted-Average Exercise Price (Per Share)
Unvested at January 1, 2013	—	$—	—	$—
Granted	4,458	14.00	1,974	14.00
Vested	(3,731)	14.00	(697)	14.00
Forfeited or expired	—	—	—	—
Unvested at September 30, 2013	727	$14.00	1,277	$14.00
The following table summarizes the Company’s stock-based compensation expense for the three and the nine months ended September 30, 2013 (in thousands):

	HM&C Employees Options	Company Employees Options	Director common Stock and Restricted Stock Grants	Total

Stock-based compensation expense recognized	$32,283	$6,041	$171	$38,495
In accordance with SAB 14, the Company records stock-based compensation to the same line item on the statement of operations as the grantees' cash compensation. In addition, the Company records stock-based compensation to the same business segment on the statement of operations as the grantees' cash compensation for segment reporting purposes in accordance with ASC 280, "Segment Reporting." The following table summarizes the effect of the stock-based compensation for the three and nine months ended September 30, 2013 (in thousands):

	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total
Management and member services	$808	$—	$—	$808
Advertising, sales and marketing	—	1,950	—	1,950
Vacation interest carrying cost, net	—	174	—	174
Loan portfolio	—	174	—	174
General and Administrative	—	—	35,389	35,389
Total	$808	$2,298	$35,389	$38,495

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

The following table summarizes the Company’s deferred stock-based compensation expense as of September 30, 2013 (dollars in thousands):

	HM&C Employees Options	Company Employees Options	Director common Stock and Restricted Stock Grants	Total
Deferred stock-based compensation expense	$7,485	$7,735	$758	$15,978
Weighted-average remaining amortization period	2.9	2.9	1.7	2.9

Note 21— Net income (loss) per share

The Company calculates net income (loss) per share in accordance with ASC Topic 260, "Earnings Per Share." Basic net income (loss) per share is calculated by dividing net income or loss for common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share are calculated by dividing net income (loss) by weighted-average common shares outstanding during the period plus potentially dilutive common shares, such as stock options and restricted stock.

Dilutive potential common shares are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all options and restricted stock are used to repurchase common stock at market value. The amount of shares remaining after the proceeds are exhausted represents the potentially dilutive effect of the securities.

For both the three and nine months ended September 30, 2013, the potentially dilutive stock options and restricted stock excluded from the net income (loss) per share computation were 33,561 and 1,103, respectively, as their effect would be anti-dilutive due to the net loss reported by the Company. For the three and nine months ended September 30, 2012, the Company did not have any outstanding stock options and restricted stock.

Note 22 — Business Combinations

Island One Acquisition

On July 1, 2013, the Company entered into an agreement to acquire all of the equity interests of the Island One Companies. On July 24, 2013, the Company completed the acquisition of the Island One Companies and paid the purchase price of an aggregate of 5,236,251 shares of common stock to the Island One Equityholder and two individuals designated by the Island One Equityholder. These shares represent an aggregate purchase price of $73.3 million, based upon the IPO price per share of $14.00. The Island One Equityholder and such designated individuals also received, in a distribution of cash from the Island One Companies, an aggregate amount in cash of $1.75 million as a result of the Island One Companies' excess working capital and excess accrual for certain bad debt expenses.
The Island One Acquisition added nine locations to the Company's collection of available resorts, management contracts, VOI inventory and more owner-families and members to the Company's owner base.
The Company accounted for the Island One Acquisition under the purchase method in accordance with ASC 805, "Business Combinations" (ASC 805"). As of July 24, 2013, the acquisition was recorded based on preliminary appraisals; accordingly, provisional amounts have been assigned to the assets acquired and liabilities assumed. Changes to the provisional amounts may be material. The Company expects to make all changes to provisional amounts within one year of the acquisition date. The Company recorded goodwill of $27.7 million in accordance with ASC 805-30.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

The following table summarizes the consideration paid and the amounts of the assets acquired and liabilities assumed at the acquisition date based on preliminary appraisals (in thousands):

Based on Preliminary Appraisal
Consideration:
DRII common stock	$73,307
Fair value of total consideration transferred	$73,307

Recognized amounts of identifiable assets acquired and liabilities assumed as of July 24, 2013:
Cash and cash equivalents	$725
Restricted cash	1,264
Due from related parties, net	3,357
Mortgages and contracts receivable	14,106
Other receivables, net	2,175
Prepaid expenses and other assets	3,536
Unsold Vacation Interests, net	4,823
Property and equipment, net	1,348
Intangible assets	51,830
Total assets	83,164
Deferred tax liability	18,317
Liabilities assumed	19,205
Total identifiable assets	$45,642

Goodwill recognized	$27,665
Acquired Island One intangible assets consist of the following (dollars in thousands):

	Weighted Average Useful Life in Years	Based on Preliminary Appraisal
Management contracts	15	$33,850
Member exchange club	20	16,360
Customer Lists	3	1,620
Total acquired intangible assets		$51,830
The Island One Companies contributed $6.0 million of revenue and $0.6 million of net loss from the acquisition date through September 30, 2013. These amounts are included in the condensed consolidated statement of operations and comprehensive income (loss) for the three and nine months ended September 30, 2013.

PMR Service Companies

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

The Company accounted for the PMR Service Companies Acquisition under the purchase method in accordance with ASC 805. As of July 24, 2013, the acquisition was recorded based on preliminary appraisal; accordingly, provisional amounts have been assigned to the assets acquired and liabilities assumed. Changes to the provisional amounts may be material. The Company expects to make all changes to provisional amounts within one year of the acquisition date.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

The following table summarizes the consideration paid and the amounts of the assets acquired and liabilities assumed at the acquisition date based on preliminary appraisals (in thousands). The Company recorded a $2.8 million gain on bargain purchase from business combinations in accordance with ASC 805-30-25.

Based on Preliminary Appraisal
Consideration:
Cash	$47,758
Fair value of total consideration transferred	$47,758

Recognized amounts of identifiable assets acquired and liabilities assumed as of July 24, 2013:
Due from related parties, net	$328
Other receivables, net	1,053
Management contracts	50,910
Total assets	52,291
Deferred tax liability	1,622
Liabilities assumed	155
Total identifiable net assets	$50,514

Gain on bargain purchase from business combination	$2,756
Acquired PMR Service Companies intangible assets consist of the following (dollars in thousands):

	Weighted Average Useful Life in Years	Based on Preliminary Appraisal
Management contracts	15	$50,910
Total acquired intangible assets		$50,910
The PMR Services Companies contributed $1.2 million of revenue and $2.6 million of net income, which includes $2.8 million of gain on bargain purchase, net of $1.6 million income tax provision, from the acquisition date through September 30, 2013. These amounts are included in the condensed consolidated statement of operations and comprehensive income (loss) for the three and nine months ended September 30, 2013.
The following table presents unaudited consolidated pro forma revenues and net (loss) income of the Company as if the closing of the Island One Acquisition and the closing of the PMR Service Companies Acquisition had occurred on January 1, 2012 for purposes of the financial information presented for the three and nine months ended September 30, 2013 and 2012 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Revenue	$195,539	$150,162	$542,158	$400,016
Net (loss) income	$(30,223)	$(11,377)	$(6,864)	$30,810
Net (loss) income per share - basic and diluted	$(0.42)	$(0.20)	$(0.11)	$0.55
Weighted average common shares outstanding - basic and diluted	72,268	55,532	63,666	55,532

The historical unaudited consolidated revenues and net (loss) income of the Company presented in the table above have been adjusted to give pro forma effect to events that are (i) directly attributable to the Island One Acquisition and the PMR

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

Service Companies Acquisition, (ii) factually supportable, and (iii) expected to have a continuing impact on the combined results of the Company and the Island One Companies acquired.
The unaudited pro forma results have been adjusted with respect to certain aspects of the Island One Acquisition and the PMR Service Companies Acquisition to reflect:
•the consummation of each acquisition;
•changes in assets and liabilities to record their acquisition date fair values and changes in certain expenses resulting there from;
•the removal of the effect of the sales and marketing management fee-for-service arrangement between the Company and Island One, Inc;
•the removal of legal and professional fees incurred in connection with each acquisition; and
•the removal of the gain on bargain purchase from business combination recorded in connection with the PMR Service Companies Acquisition.
The unaudited pro forma results do not reflect future events that either have occurred or may occur after each acquisition including, but not limited to, the anticipated realization of ongoing savings from operating synergies in subsequent periods. They also do not give effect to certain charges the Company expected to incur in connection with the acquisitions including, but not limited to, charges that were expected to achieve ongoing cost savings and synergies.

Note 23 — Post-retirement Benefit Plan
In 1999, the Company entered into a collective labor agreement with the employees at its resorts in St. Maarten, where the Company functions as the HOA (the "Collective Labor Agreement"). The Collective Labor Agreement provides for an employee service allowance to be paid to employees upon their termination, resignation or retirement. Upon review of the Collective Labor Agreement, the Company determined that the employee service allowance should be accounted for as a defined benefit plan (the "Defined Benefit Plan") in accordance with the requirements of ASC 715, "Compensation-Retirement Benefits."
The Company’s net obligation in respect of the Defined Benefit Plan is calculated by estimating the amount of future benefit that employees have earned in the current financial period and prior periods. The recording of the Defined Benefit Plan resulted in the recognition of (i) an underfunded pension liability of $2.8 million, (ii) service, interest and amortized prior service costs of $0.8 million during the nine months ended September 30, 2013, and (iii) other comprehensive loss of $2.1 million for the accumulated benefit obligation of the plan related to the years prior to January 1, 2012. As of September 30, 2013, a de minimis amount of benefits has been paid to employees in accordance with the Defined Benefit Plan.
A summary of benefit obligations, fair value of plan assets and funded status is as follows (in thousands):

Nine Months Ended September 30, 2013
Projected obligations at January 1, 2013	$2,183
Service costs	322
Interest costs	153
Losses	223
Benefits paid	(41)
Projected obligations at September 30, 2013	$2,840
At September 30, 2013, the Company had no plan assets. The benefit obligation and plan assets as of September 30, 2013 were as follows (in thousands):

September 30, 2013
Fair value of plan assets	$—
Benefit obligation	2,840
Unfunded obligation	$2,840

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

The actuarial gain or loss for the year is determined by the change in the settlement (discount) rate used to determine the benefit obligation. Weighted average assumptions used to determine net benefit cost for the three and nine months ended September 30, 2013 were as follows:

September 30, 2013
Settlement (discount) rate	3.31%
Increase in future compensation	3.00%

Amounts recognized in accumulated other comprehensive loss at September 30, 2013 consisted of the following (in thousands):

September 30, 2013
Net loss	$223
Prior year service cost	1,883
Total amounts included in accumulated other comprehensive loss	$2,106
The accumulated benefit obligation for the Defined Benefit Plan was $2.1 million at September 30, 2013.
Components of net benefit costs were as follows for the nine months ended September 30, 2013 (in thousands):

Nine Months Ended September 30, 2013
Service cost	$322
Interest cost	153
Amortization of prior service costs	299
Net pension cost	$774
Other changes in plan assets and projected benefit obligations recognized in other comprehensive loss were as follows (in thousands):

Nine Months Ended September 30, 2013
Net loss	$223
Amortization of prior service costs	299
Total recognized in other comprehensive loss	522
Net pension cost	774
Total recognized in net pension cost and other comprehensive loss	$1,296

Note 24 — Segment Reporting
The Company presents its results of operations in two segments: (i) Hospitality and Management Services, which includes operations related to the management of resort properties and the Collections, revenue from its operation of the Clubs and the provision of other services; and (ii) Vacation Interest Sales and Financing, which includes operations relating to the marketing and sales of Vacation Interests, as well as the consumer financing activities related to such sales. While certain line items reflected on the statement of operations and comprehensive income (loss) fall completely into one of these business segments, other line items relate to revenues or expenses that are applicable to more than one segment. For line items that are applicable to more than one segment, revenues or expenses are allocated by management, which involves significant estimates. Certain expense items (principally corporate interest expense and depreciation and amortization) are not, in management’s view, allocable to either of these business segments, as they apply to the entire Company. In addition, general and administrative expenses are not allocated to either of these business segments because, historically, management has not allocated these expenses for purposes of evaluating the Company’s different operational divisions. Accordingly, these expenses are presented under Corporate and Other.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

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
Information about the Company’s operations in different business segments for the periods presented below is as follows:

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS BY BUSINESS SEGMENT
For the Three Months Ended September 30, 2013 and 2012
(In thousands)
(Unaudited)

	Three Months Ended September 30, 2013				Three Months Ended September 30, 2012

	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total
Revenues:
Management and member services	$33,610	$—	$—	$33,610	$29,999	$—	$—	$29,999
Consolidated resort operations	9,326	—	—	9,326	8,361	—	—	8,361
Vacation Interest sales, net of provision of $0, $13,851, $0, $13,851, $0, $6,276, $0, and$6,276, respectively	—	123,708	—	123,708	—	83,318	—	83,318
Interest	—	13,971	326	14,297	—	12,551	335	12,886
Other	1,227	9,434	—	10,661	1,019	7,129	—	8,148
Total revenues	44,163	147,113	326	191,602	39,379	102,998	335	142,712
Costs and Expenses:
Management and member services	9,408	—	—	9,408	8,862	—	—	8,862
Consolidated resort operations	9,602	—	—	9,602	7,314	—	—	7,314
Vacation Interest cost of sales	—	18,605	—	18,605	—	16,778	—	16,778
Advertising, sales and marketing	—	70,714	—	70,714	—	49,554	—	49,554
Vacation Interest carrying cost, net	—	10,154	—	10,154	—	8,226	—	8,226
Loan portfolio	278	2,018	—	2,296	189	2,257	—	2,446
Other operating	—	3,912	—	3,912	—	2,454	—	2,454
General and administrative	—	—	61,114	61,114	—	—	27,976	27,976
Depreciation and amortization	—	—	7,583	7,583	—	—	5,205	5,205
Interest expense	—	4,267	16,658	20,925	—	4,554	20,254	24,808
Loss on extinguishment of debt	—	—	13,383	13,383	—	—	—	—
Impairments and other write-offs	—	—	1,200	1,200	—	—	401	401
Gain on disposal of assets	—	—	(585)	(585)	—	—	(122)	(122)
(Gain on) adjustment to bargain purchase from business combinations	—	—	(2,756)	(2,756)	—	—	115	115
Total costs and expenses	19,288	109,670	96,597	225,555	16,365	83,823	53,829	154,017
Income (loss) before (benefit) provision for income taxes	24,875	37,443	(96,271)	(33,953)	23,014	19,175	(53,494)	(11,305)
(Benefit) provision for income taxes	—	—	(7,626)	(7,626)	—	—	340	340
Net income (loss)	$24,875	$37,443	$(88,645)	$(26,327)	$23,014	$19,175	$(53,834)	$(11,645)

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS BY BUSINESS SEGMENT
For the Nine Months Ended September 30, 2013 and 2012
(In thousands)
(Unaudited)

	Nine Months Ended September 30, 2013				Nine Months Ended September 30, 2012

	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total
Revenues:
Management and member services	$96,304	$—	$—	$96,304	$85,574	$—	$—	$85,574
Consolidated resort operations	26,465	—	—	26,465	25,522	—	—	25,522
Vacation Interest sales, net of provision of $0, $29,731, $0, $29,731, $0, $16,093, $0, and $16,093, respectively	—	325,815	—	325,815	—	202,764	—	202,764
Interest	—	40,021	1,138	41,159	—	38,015	1,039	39,054
Other	7,535	21,649	—	29,184	3,835	16,357	—	20,192
Total revenues	130,304	387,485	1,138	518,927	114,931	257,136	1,039	373,106
Costs and Expenses:
Management and member services	27,952	—	—	27,952	25,597	—	—	25,597
Consolidated resort operations	26,169	—	—	26,169	22,620	—	—	22,620
Vacation Interest cost of sales	—	45,451	—	45,451	—	17,175	—	17,175
Advertising, sales and marketing	—	181,668	—	181,668	—	124,591	—	124,591
Vacation Interest carrying cost, net	—	29,141	—	29,141	—	26,674	—	26,674
Loan portfolio	782	6,773	—	7,555	631	6,549	—	7,180
Other operating	—	6,518	—	6,518	—	5,419	—	5,419
General and administrative	—	—	105,612	105,612	—	—	70,937	70,937
Depreciation and amortization	—	—	19,912	19,912	—	—	13,379	13,379
Interest expense	—	12,451	58,110	70,561	—	14,240	55,718	69,958
Loss on extinguishment of debt	—	—	13,383	13,383	—	—	—	—
Impairments and other write-offs	—	—	1,279	1,279	—	—	390	390
Gain on disposal of assets	—	—	(673)	(673)	—	—	(218)	(218)
Gain on bargain purchase from business combinations	—	—	(2,726)	(2,726)	—	—	(22,634)	(22,634)
Total costs and expenses	54,903	282,002	194,897	531,802	48,848	194,648	117,572	361,068
Income (loss) before benefit for income taxes	75,401	105,483	(193,759)	(12,875)	66,083	62,488	(116,533)	12,038
Benefit for income taxes	—	—	(6,777)	(6,777)	—	—	(13,353)	(13,353)
Net income (loss)	$75,401	$105,483	$(186,982)	$(6,098)	$66,083	$62,488	$(103,180)	$25,391

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

Note 25 — Condensed Consolidating Financial Statements - Guarantor and Non-guarantor
The following condensed consolidating financial statements present, on a supplemental basis, the financial position, results of operations, and statements of cash flow for (i) those subsidiaries of the Company which have been designated "Non-guarantor Subsidiaries" for purposes of the Notes Indenture; and (ii) the Company and all of its other subsidiaries. Please see Exhibit 21.1 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2013 for a list of the Company's guarantor subsidiaries as of June 30, 2013. During the three months ended September 30, 2013, the following subsidiaries were added to the Company's list of guarantor subsidiaries: Crescent One, LLC, Island One, Inc., Island One Resorts Management Corporation, Navigo Vacation Club, Inc. and Galaxy Exchange Company. The Company's non-guarantor subsidiaries include its European subsidiaries, special-purpose subsidiaries and a wholly-owned captive insurance entity. During the three months ended September 30, 2013, the following subsidiaries were added to the Company's list of non-guarantor subsidiaries: Diamond Resorts Tempus Seller 2013, LLC, Diamond Resorts Tempus Owner Trust 2013, IOI Funding I, LLC and IOI Funding II, LLC. For purposes of the Notes Indenture, the financial position, results of operations, and statements of cash flows of the Company's non-guarantor subsidiaries are excluded from the Company’s financial results to determine whether the Company is in compliance with the financial covenants governing the Senior Secured Notes.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

CONDENSED CONSOLIDATING BALANCE SHEET September 30, 2013 (In thousands) (Unaudited)

	Diamond Resorts International, Inc. and Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets:
Cash and cash equivalents	$13,610	$16,266	$—	$29,876
Cash in escrow and restricted cash	32,818	28,424	—	61,242
Mortgages and contracts receivable, net of allowance of $34,188 $63,965, $0 and $98,153, respectively	22,769	354,744	—	377,513
Due from related parties, net	314,583	39,392	(317,517)	36,458
Other receivables, net	20,899	12,078	—	32,977
Income tax receivable	—	6,221	(6,196)	25
Prepaid expenses and other assets, net	64,791	38,146	(14,056)	88,881
Unsold Vacation Interests, net	226,879	118,848	(44,018)	301,709
Property and equipment, net	37,142	24,076	—	61,218
Assets held for sale	4,000	7,181	—	11,181
Goodwill and other intangible assets, net	104,926	126,199	—	231,125
Total assets	$842,417	$771,575	$(381,787)	$1,232,205
Liabilities and Stockholders' Equity (Deficit):
Accounts payable	$5,546	$9,020	$—	$14,566
Due to related parties, net	64,702	350,126	(335,549)	79,279
Accrued liabilities	63,749	36,131	(934)	98,946
Income taxes payable	26	1,065	—	1,091
Deferred income taxes	18,095	—	(6,196)	11,899
Deferred revenues	71,824	17,914	—	89,738
Senior Secured Notes, net of unamortized original issue discount of $6,798, $0, $0 and $6,798, respectively	367,642	—	—	367,642
Securitization notes and Funding Facilities, net of unamortized original issue discount of $0, $515, $0 and $515, respectively	4,105	325,957	—	330,062
Revolving credit facility	15,000	—	—	15,000
Derivative liabilities	—	657	—	657
Notes payable	3,332	19,534	—	22,866
Total liabilities	614,021	760,404	(342,679)	1,031,746

Stockholders' equity:
Common stock	755	9,675	(9,675)	755
Additional paid-in capital	449,259	16,855	(4,381)	461,733
Accumulated deficit	(197,968)	(19,995)	(25,569)	(243,532)
Accumulated other comprehensive (loss) income	(23,650)	4,636	517	(18,497)
Total stockholders' equity (deficit)	228,396	11,171	(39,108)	200,459
Total liabilities and stockholders' equity (deficit)	$842,417	$771,575	$(381,787)	$1,232,205

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended September 30, 2013
(In thousands)
(Unaudited)

	Diamond Resorts International, Inc. and Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Management and member services	$26,501	$11,449	$(4,340)	$33,610
Consolidated resort operations	7,251	2,075	—	9,326
Vacation Interest sales, net of provision of $13,578, $273, $0 and $13,851, respectively	101,556	22,152	—	123,708
Interest	(202)	15,103	(604)	14,297
Other	11,663	14,733	(15,735)	10,661
Total revenues	146,769	65,512	(20,679)	191,602
Costs and Expenses:
Management and member services	8,630	4,259	(3,481)	9,408
Consolidated resort operations	7,693	1,909	—	9,602
Vacation Interest cost of sales	16,743	1,862	—	18,605
Advertising, sales and marketing	56,470	15,085	(841)	70,714
Vacation Interest carrying cost, net	4,990	6,187	(1,023)	10,154
Loan portfolio	1,953	2,918	(2,575)	2,296
Other operating	3,727	4,238	(4,053)	3,912
General and administrative	55,138	5,978	(2)	61,114
Depreciation and amortization	3,018	4,565	—	7,583
Interest expense	8,788	12,741	(604)	20,925
Loss on extinguishment of debt	8,443	4,940	—	13,383
Impairments and other write-offs	—	1,200	—	1,200
Gain on disposal of assets	(39)	(546)	—	(585)
Gain on bargain purchase from business combinations	—	(2,756)	—	(2,756)
Total costs and expenses	175,554	62,580	(12,579)	225,555
(Loss) income before (benefit) provision for income taxes	(28,785)	2,932	(8,100)	(33,953)
(Benefit) provision for income taxes	(7,979)	353	—	(7,626)
Net (loss) income	$(20,806)	$2,579	$(8,100)	$(26,327)

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended September 30, 2013
(In thousands)
(Unaudited)

	Diamond Resorts International, Inc. and Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Management and member services	$77,905	$31,312	$(12,913)	$96,304
Consolidated resort operations	20,305	6,160	—	26,465
Vacation Interest sales, net of provision of $29,005, $726, $0, and $29,731, respectively	267,834	57,981	—	325,815
Interest	(481)	43,189	(1,549)	41,159
Other	33,341	38,356	(42,513)	29,184
Total revenues	398,904	176,998	(56,975)	518,927
Costs and Expenses:
Management and member services	26,210	12,145	(10,403)	27,952
Consolidated resort operations	20,789	5,380	—	26,169
Vacation Interest cost of sales	38,890	6,561	—	45,451
Advertising, sales and marketing	146,409	37,721	(2,462)	181,668
Vacation Interest carrying cost, net	14,081	18,166	(3,106)	29,141
Loan portfolio	6,635	8,507	(7,587)	7,555
Other operating	6,954	9,640	(10,076)	6,518
General and administrative	86,133	19,481	(2)	105,612
Depreciation and amortization	7,665	12,247	—	19,912
Interest expense	34,050	38,060	(1,549)	70,561
Loss on extinguishment of debt	8,443	4,940	—	13,383
Impairments and other write-offs	—	1,279	—	1,279
Loss (gain) on disposal of assets	182	(855)	—	(673)
Gain on bargain purchase from business combinations	—	(2,726)	—	(2,726)
Total costs and expenses	396,441	170,546	(35,185)	531,802
Income (loss) before (benefit) provision for income taxes	2,463	6,452	(21,790)	(12,875)
(Benefit) provision for income taxes	(7,928)	1,151	—	(6,777)
Net income (loss)	$10,391	$5,301	$(21,790)	$(6,098)

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2013
(In thousands)
(Unaudited)

	Diamond Resorts International, Inc. and Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Operating activities:
Net income (loss)	$10,391	$5,301	$(21,790)	$(6,098)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Provision for uncollectible Vacation Interest sales revenue	29,005	726	—	29,731
Amortization of capitalized financing costs and original issue discounts	2,066	3,541	—	5,607
Amortization of capitalized loan origination costs and net portfolio discounts	3,815	493	—	4,308
Depreciation and amortization	7,665	12,247	—	19,912
Stock-based compensation	38,495	—	—	38,495
Loss on extinguishment of debt	8,443	4,940	—	13,383
Impairments and other write-offs	—	1,279	—	1,279
Loss (gain) on disposal of assets	182	(855)	—	(673)
Gain on bargain purchase from business combinations	—	(2,726)	—	(2,726)
Deferred income taxes	(222)	(1,622)	(6,196)	(8,040)
Loss on foreign currency exchange	—	215	—	215
Loss (gain) on mortgage repurchase	7	(78)	—	(71)
Unrealized loss on derivative instruments	—	657	—	657
Unrealized loss on post-retirement benefit plan	774	—	—	774
Gain on insurance settlement	(2,876)	—	—	(2,876)
Changes in operating assets and liabilities excluding acquisitions:
Mortgages and contracts receivable	(8,148)	(76,317)	(4)	(84,469)
Due from related parties, net	(180,699)	(8,837)	179,973	(9,563)
Other receivables, net	14,955	3,851	—	18,806
Prepaid expenses and other assets, net	(10,593)	(17,594)	(126)	(28,313)
Unsold Vacation Interests, net	(5,930)	(8,457)	21,757	7,370
Accounts payable	(5,121)	2,704	—	(2,417)
Due to related parties, net	3,281	194,493	(179,941)	17,833
Accrued liabilities	(19,431)	6,220	131	(13,080)
Income taxes payable	928	(5,830)	6,196	1,294
Deferred revenues	(10,867)	3,752	—	(7,115)
Net cash (used in) provided by operating activities	$(123,880)	$118,103	—	$(5,777)

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS — Continued
For the Nine Months Ended September 30, 2013
(In thousands)
(Unaudited)

	Diamond Resorts International, Inc. and Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Investing activities:
Property and equipment capital expenditures	$(11,811)	$(981)	$—	$(12,792)
Cash acquired in connection with the Island One Acquisition	725	—	—	725
Purchase of assets in connection with the PMR Service Companies Acquisition, net of $0, $0, $0 and $0 cash acquired, respectively	—	(47,758)	—	(47,758)
Proceeds from sale of assets	223	2,903	—	3,126
Net cash used in investing activities	(10,863)	(45,836)	—	(56,699)
Financing activities:
Changes in cash in escrow and restricted cash	(7,818)	(9,852)	—	(17,670)
Proceeds from issuance of revolving credit facility	15,000	—	—	15,000
Proceeds from issuance of securitization notes and Funding Facilities	—	265,873	—	265,873
Proceeds from issuance of notes payable	—	3,882	—	3,882
Payments on securitization notes and Funding Facilities	(1,673)	(199,911)	—	(201,584)
Payments on senior secured notes	(50,560)	—	—	(50,560)
Payments on notes payable	(8,404)	(123,428)	—	(131,832)
Payments of debt issuance costs	(1,023)	(5,140)	—	(6,163)
Proceeds from issuance of common stock, net of related costs	204,705	—	—	204,705
Repurchase of a portion of outstanding warrants	(10,346)	—	—	(10,346)
Net cash provided by (used in) financing activities	139,881	(68,576)	—	71,305
Net increase in cash and cash equivalents	5,138	3,691	—	8,829
Effect of changes in exchange rates on cash and cash equivalents	—	(14)	—	(14)
Cash and cash equivalents, beginning of period	8,472	12,589	—	21,061
Cash and cash equivalents, end of period	$13,610	$16,266	$—	$29,876

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS — Continued
For the Nine Months Ended September 30, 2013
(In thousands)
(Unaudited)

	Diamond Resorts International, Inc. and Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$45,769	$28,658	$—	$74,427
(Cash tax refunds, net of cash paid for taxes) cash paid for taxes, net of cash tax refunds	$(816)	$828	$—	$12
Purchase of assets in connection with the Island One Acquisition:
Fair value of assets acquired based on valuation reports	$83,164	$—	$—	$83,164
Goodwill acquired	27,665	—	—	27,665
DRII common stock issued	(73,307)	—	—	(73,307)
Deferred tax liability	(18,317)	—	—	(18,317)
Liabilities assumed	$19,205	$—	$—	$19,205
Purchase of assets in connection with PMR Service Companies Acquisition:
Fair value of assets acquired based on valuation reports	$—	$52,291	$—	$52,291
Gain on bargain purchase recognized	—	(2,756)	—	(2,756)
Cash paid	—	(47,758)	—	(47,758)
Deferred tax liability	—	(1,622)	—	(1,622)
Liabilities assumed	$—	$155	$—	$155
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Insurance premiums financed through issuance of notes payable	$7,822	$—	$—	$7,822
Unsold Vacation Interests, net, reclassified to assets held for sale	$4,220	$5,945	$—	$10,165

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

CONDENSED CONSOLIDATING BALANCE SHEET December 31, 2012 (In thousands) (Audited)

	Diamond Resorts International, Inc. and Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets:
Cash and cash equivalents	$8,472	$12,589	$—	$21,061
Cash in escrow and restricted cash	23,736	18,575	—	42,311
Mortgages and contracts receivable, net of allowance of $5,814, $77,970, $0 and $83,784, respectively	33,373	279,563	(4)	312,932
Due from related parties, net	129,135	27,083	(133,223)	22,995
Other receivables, net	30,384	15,665	—	46,049
Income tax receivable	902	25	—	927
Prepaid expenses and other assets, net	50,709	21,497	(14,182)	58,024
Unsold Vacation Interests, net	220,499	117,629	(22,261)	315,867
Property and equipment, net	29,510	25,610	—	55,120
Assets held for sale	—	5,224	—	5,224
Goodwill and Intangible assets, net	27,569	84,929	—	112,498
Total assets	$554,289	$608,389	$(169,670)	$993,008
Liabilities and Stockholders' Equity (Deficit):
Accounts payable	$9,520	$6,199	$—	$15,719
Due to related parties, net	59,496	155,203	(150,495)	64,204
Accrued liabilities	72,396	35,120	(1,065)	106,451
Income taxes payable	—	701	—	701
Deferred revenues	79,652	14,181	—	93,833
Senior Secured Notes, net of original issue discount of $8,509, $0, $0 and $8,509, respectively	416,491	—	—	416,491
Securitization notes and Funding Facilities, net of original issue discount of $0, $753, $0 and $753, respectively	—	256,302	—	256,302
Notes payable	3,219	134,687	—	137,906
Total liabilities	640,774	602,393	(151,560)	1,091,607

Stockholders' equity (deficit):
Common stock	541	9,675	(9,675)	541
Additional paid-in capital	142,554	16,980	(4,507)	155,027
Accumulated deficit	(207,978)	(25,012)	(4,444)	(237,434)
Accumulated other comprehensive (loss) income	(21,602)	4,353	516	(16,733)
Total stockholders' (deficit) equity	(86,485)	5,996	(18,110)	(98,599)
Total liabilities and stockholders' equity (deficit)	$554,289	$608,389	$(169,670)	$993,008

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended September 30, 2012
(In thousands)
(Unaudited)

	Diamond Resorts International, Inc. and Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Management and member services	$24,337	$9,655	$(3,993)	$29,999
Consolidated resort operations	6,790	1,571	—	8,361
Vacation Interest sales, net of provision (adjustment) of $6,661, $(385), $0 and $6,276, respectively	71,585	11,733	—	83,318
Interest	431	13,031	(576)	12,886
Other	9,631	11,117	(12,600)	8,148
Total revenues	112,774	47,107	(17,169)	142,712
Costs and Expenses:
Management and member services	8,443	3,826	(3,407)	8,862
Consolidated resort operations	6,017	1,297	—	7,314
Vacation Interest cost of sales	15,140	1,638	—	16,778
Advertising, sales and marketing	42,105	8,021	(572)	49,554
Vacation Interest carrying cost, net	4,849	4,167	(790)	8,226
Loan portfolio	2,034	3,019	(2,607)	2,446
Other operating	2,812	1,684	(2,042)	2,454
General and administrative	14,167	13,810	(1)	27,976
Depreciation and amortization	1,948	3,257	—	5,205
Interest expense	11,318	14,066	(576)	24,808
Impairments and other write-offs	183	218	—	401
Gain on disposal of assets	(2)	(120)	—	(122)
Adjustment to bargain purchase from business combinations	—	115	—	115
Total costs and expenses	109,014	54,998	(9,995)	154,017
Income (loss) before provision for income taxes	3,760	(7,891)	(7,174)	(11,305)
Provision for income taxes	184	156	—	340
Net income (loss)	$3,576	$(8,047)	$(7,174)	$(11,645)

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended September 30, 2012
(In thousands)
(Unaudited)

	Diamond Resorts International, Inc. and Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Management and member services	$70,339	$23,857	$(8,622)	$85,574
Consolidated resort operations	19,973	5,549	—	25,522
Vacation interest sales, net of provision (adjustment) of $17,174, $(1,081), $0 and $16.093, respectively	174,253	28,511	—	202,764
Interest	1,378	39,515	(1,839)	39,054
Other	25,719	20,884	(26,411)	20,192
Total revenues	291,662	118,316	(36,872)	373,106
Costs and Expenses:
Management and member services	22,225	10,118	(6,746)	25,597
Consolidated resort operations	18,107	4,513	—	22,620
Vacation Interest cost of sales	13,347	3,828	—	17,175
Advertising, sales and marketing	107,451	18,128	(988)	124,591
Vacation Interest carrying cost, net	15,002	13,581	(1,909)	26,674
Loan portfolio	6,243	7,424	(6,487)	7,180
Other operating	7,047	3,681	(5,309)	5,419
General and administrative	41,807	29,133	(3)	70,937
Depreciation and amortization	5,532	7,847	—	13,379
Interest expense	33,972	37,825	(1,839)	69,958
Impairments and other write-offs	201	189	—	390
Loss (gain) on disposal of assets	2	(220)	—	(218)
Gain on bargain purchase from business combinations	—	(22,634)	—	(22,634)
Total costs and expenses	270,936	113,413	(23,281)	361,068
Income (loss) before benefit for income taxes	20,726	4,903	(13,591)	12,038
Benefit for income taxes	(880)	(12,473)	—	(13,353)
Net income (loss)	$21,606	$17,376	$(13,591)	$25,391

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2012
(In thousands)
(Unaudited)

	Diamond Resorts International, Inc. and Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Operating activities:
Net income (loss)	$21,606	$17,376	$(13,591)	$25,391
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision (adjustment) for uncollectible Vacation Interest sales revenue	17,174	(1,081)	—	16,093
Amortization of capitalized financing costs and original issue discounts	1,777	2,965	—	4,742
Amortization of capitalized loan origination costs and net portfolio discounts (premiums)	2,282	(706)	—	1,576
Depreciation and amortization	5,532	7,847	—	13,379
Impairments and other write-offs	201	189	—	390
Loss (gain) on disposal of assets	2	(220)	—	(218)
Gain on bargain purchase from business combinations	—	(22,634)	—	(22,634)
Deferred income taxes	—	(13,612)	—	(13,612)
Gain on foreign currency exchange	—	(98)	—	(98)
Gain on mortgage repurchase	(26)	—	—	(26)
Changes in operating assets and liabilities excluding acquisitions:
Mortgages and contracts receivable	(2,621)	(28,405)	(1)	(31,027)
Due from related parties, net	(10,492)	20,530	8,270	18,308
Other receivables, net	10,151	3,639	(410)	13,380
Prepaid expenses and other assets, net	(14,255)	(4,290)	(127)	(18,672)
Unsold Vacation Interests, net	(26,207)	(20,804)	12,737	(34,274)
Accounts payable	2,872	(560)	—	2,312
Due to related parties, net	20,695	35,886	(7,785)	48,796
Accrued liabilities	(1,087)	12,621	907	12,441
Income taxes payable	(1,273)	(773)	—	(2,046)
Deferred revenues	(6,668)	(2,194)	—	(8,862)
Net cash provided by operating activities	19,663	5,676	—	25,339
Investing activities:
Property and equipment capital expenditures	(10,768)	(505)	—	(11,273)
Purchase of assets in connection with the PMR Acquisition, net of $0, $0, $0 and $0 cash acquired, respectively	—	(51,635)	—	(51,635)
Proceeds from sale of assets	2	495	—	497
Net cash used in by investing activities	$(10,766)	$(51,645)	$—	$(62,411)

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS — Continued
For the Nine Months Ended September 30, 2012
(In thousands)
(Unaudited)

	Diamond Resorts International, Inc. and Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Financing activities:
Changes in cash in escrow and restricted cash	$(3,985)	$(768)	$—	$(4,753)
Proceeds from issuance of securitization notes and Funding Facilities	—	82,864	—	82,864
Proceeds from issuance of notes payable	1,124	64,138	—	65,262
Payments on securitization notes and Funding Facilities	—	(82,295)	—	(82,295)
Payments on notes payable	(7,415)	(15,930)	—	(23,345)
Payments of debt issuance costs	1	(2,595)	—	(2,594)
Payments of costs related to issuance of common and preferred units	(35)	—	—	(35)
Net cash (used in) provided financing activities	(10,310)	45,414	—	35,104
Net decrease in cash and cash equivalents	(1,413)	(555)	—	(1,968)
Effect of changes in exchange rates on cash and cash equivalents	—	318	—	318
Cash and cash equivalents, beginning of period	10,836	9,061	—	19,897
Cash and cash equivalents, end of period	$9,423	$8,824	$—	$18,247

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$51,128	$20,971	$—	$72,099
Cash paid for taxes, net of cash tax refunds	$393	$1,944	$—	$2,337
Purchase of assets in connection with PMR Acquisition:
Fair value of assets acquired based on a valuation report	$—	$89,760	$—	$89,760
Gain on bargain purchase recognized	—	(22,765)	—	(22,765)
Cash paid	—	(51,635)	—	(51,635)
Deferred tax liability	—	(13,612)	—	(13,612)
Liabilities assumed	$—	$1,748	$—	$1,748

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Insurance premiums financed through issuance of notes payable	$7,573	$—	$—	$7,573
Assets held for sale reclassified to unsold Vacation Interests, net	$—	$1,353	$—	$1,353
Assets held for sale reclassified to management contracts (other intangibles)	$—	$192	$—	$192

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

Note 26 — Geographic Financial Information
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue
North America	$168,172	$131,358	$459,457	$341,003
Europe	23,430	11,354	59,470	32,103
Total Revenues	$191,602	$142,712	$518,927	$373,106

	September 30, 2013	December 31, 2012
Mortgages and contracts receivable, net
North America	$374,142	$310,955
Europe	3,371	1,977
Total mortgages and contracts receivable, net	$377,513	$312,932
Unsold Vacation Interests, net
North America	$258,824	$275,352
Europe	42,885	40,515
Total unsold Vacation Interests, net	$301,709	$315,867
Property and equipment, net
North America	$56,803	$50,643
Europe	4,415	4,477
Total property and equipment, net	$61,218	$55,120
Goodwill and intangible assets, net
North America	$223,852	$103,141
Europe	7,273	9,357
Total goodwill and intangible assets, net	$231,125	$112,498
Total long-term assets, net
North America	$913,621	$740,091
Europe	57,944	56,326
Total long-term assets, net	$971,565	$796,417

Note 27 — Subsequent Events
On October 18, 2013, the Company entered into an amended and restated Conduit Facility agreement to increase the maximum facility balance under the Conduit Facility from $125.0 million to $180.0 million until the Company completes a securitization transaction or another VOI receivable-backed financing transaction. Upon the completion of such a securitization or financing transaction, the maximum facility balance will be the higher of the then-outstanding balance on the Conduit Facility and $125.0 million.
On October 21, 2013, the Company redeemed all of the DROT 2009 Class A Notes and Class B Notes at an aggregate redemption price of $24.4 million and $1.8 million, respectively, by using the proceeds from borrowings under the Conduit Facility.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

On October 25, 2013, the Company paid off in full the $15.0 million then-outstanding principal balance under the Revolving Credit Facility using the proceeds from borrowings under the Conduit Facility.
On October 28, 2013, the Company paid off in full the then-outstanding principal balance under the Island One Receivables Loan in an amount equal to $4.1 million using the Company's general corporate funds.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

This discussion contains forward-looking statements, which are covered by the "Safe Harbor for Forward-Looking Statements" provided by the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historical or current facts. We have tried to identify forward-looking statements in this discussion by using words such as “anticipates,” “estimates,” “expects,” “intends,” “plans” and “believes,” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could.” These forward-looking statements include, among others, statements relating to our future financial performance, our business prospects and strategy, anticipated financial position, liquidity and capital needs and other similar matters. These forward-looking statements are based on management's current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.
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

Overview

We are a global leader in the hospitality and vacation ownership industry, with an ownership base of more than 520,000 owner-families, or members, and a worldwide network of 306 destinations located in 33 countries, throughout the continental United States ("U.S."), Hawaii, Canada, Mexico, the Caribbean, Central America, South America, Europe, Asia, Australia and Africa. Our resort network includes 92 resort properties with over 9,000 units that we manage and 210 affiliated resorts and four cruise itineraries (as of September 30, 2013), which we do not manage and do not carry our brand, but are a part of our network and are available for our members to use as vacation destinations. For financial reporting purposes, our business consists of two segments: Hospitality and Management Services, which is comprised of our hospitality and management services operations, including our operations related to the management of our resort properties, seven multi-resort trusts (the "Collections") and THE Club (our internal exchange, reservation and membership service organization) and several affiliated club operations (together, the "Clubs"), and Vacation Interest Sales and Financing, which is comprised of our marketing and sales of VOIs and the consumer financing of purchases of VOIs.
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
Special-Purpose Subsidiaries
On August 31, 2010, we acquired from ILX Resorts Incorporated and its affiliates certain resort management agreements, unsold VOIs and the rights to recover and resell such interests, a portfolio of consumer loans and certain real property and other assets (the “ILX Acquisition”), which added ten additional resorts to our resort network. On July 1, 2011, we acquired from Tempus Resorts International, Ltd. and its subsidiaries certain management agreements, unsold VOIs and the rights to recover and resell such interests, the seller's consumer loan portfolio and certain real property and other assets (the “Tempus Resorts Acquisition”), which added two resorts to our resort network.
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
IPO and Related Transactions
On July 24, 2013, we closed an initial public offering of our common stock at a price of $14.00 per share (the "IPO"). In the IPO, we sold 16,100,000 shares of our common stock and Cloobeck Diamond Parent, LLC ("CDP"), in its capacity as a selling stockholder, sold 1,725,000 shares of our common stock. The net proceeds to us were $210.2 million before deducting offering expenses payable by us.
On July 24, 2013, we completed the acquisition of various assets of each of Monarch Owner Services, LLC, Resort Services Group, LLC and Monarch Grand Vacations Management, LLC (the “PMR Service Companies Acquisition”) for an aggregate cash purchase price of $47.8 million. See "Note 22—Business Combinations" of our condensed consolidated financial statements included elsewhere in this quarterly report for further detail on the PMR Service Companies Acquisition.
On July 24, 2013, we repaid all outstanding indebtedness under the Tempus Acquisition Loan in the amount of $46.7 million, along with $0.6 million in accrued interest and $2.7 million in exit fees and other fees, using the proceeds from the IPO. We repaid all outstanding indebtedness under the PMR Acquisition Loan in the amount of $58.3 million, along with $0.8 million in accrued interest and $3.1 million in exit fees and other fees, using the proceeds from the IPO. See "Liquidity and Capital Resources" for the definition of and more detail regarding these borrowings.
On July 24, 2013, we completed the acquisition of all of the equity interests of Island One, Inc. and Crescent One, LLC (together, the “Island One Companies”) and issued an aggregate of 5,236,251 shares of common stock to the owner of the Island One Companies (the "Island One Equityholder") and two individuals designated by the Island One Equityholder. These shares represented an aggregate purchase price of $73.3 million based on the IPO price of $14.00 per share. The Island One Equityholder and such individuals also received a distribution of cash from the Island One Companies of $1.75 million. In this transaction, we acquired management contracts, unsold VOIs, a portfolio of consumer loans and other assets owned by the Island One Companies, adding nine additional managed resorts in Florida to our resort network and more owner-families to our ownership base (the “Island One Acquisition”). Prior to the closing of the Island One Acquisition, we had provided sales and marketing services and homeowners associations ("HOAs") management oversight services to Island One, Inc. See "Note 22—Business Combinations" of our condensed consolidated financial statements included elsewhere in this quarterly report for further detail on the Island One Acquisition.
On August 23, 2013, we completed a tender offer to repurchase our 12.0% senior secured notes due 2018 (the "Senior Secured Notes") in an aggregate principal amount of $50.6 million using proceeds from the IPO (the "Tender Offer"), as required by the indenture governing the Senior Secured Notes (the "Notes Indenture") in the event of an IPO. Holders who validly tendered their Senior Secured Notes received $1,120 per $1,000 principal amount of Senior Secured Notes, plus accrued and unpaid interest to (but excluding) the date of purchase. See "Part II—Item 2. Unregistered Sales of Equity Securities—Use of Proceeds" for further detail on the Tender Offer.
On September 27, 2013, we paid approximately $10.3 million to repurchase warrants to purchase shares of common stock of DRC and, substantially concurrently therewith, we borrowed approximately $15.0 million under the Revolving Credit Facility.

Segment Reporting
For financial reporting purposes, we present our results of operations and financial condition in two business segments. The first business segment is Hospitality and Management Services, which includes our operations related to the management of resort properties and the Collections, revenue from our operation of the Clubs and the provision of other services. The second business segment, Vacation Interest Sales and Financing, includes our operations relating to the marketing and sales of our VOIs, as well as our consumer financing activities related to such sales. While certain line items reflected on our statement of operations and comprehensive income (loss) fall completely into one of these business segments, other line items relate to revenues or expenses which are applicable to both segments. For line items that are applicable to both segments, revenues or expenses are allocated by management as described under “Key Revenue and Expense Items,” which involves significant estimates. Certain expense items (principally corporate interest expense and depreciation and amortization) are not, in management's view, allocable to either of these business segments as they apply to the entire Company. In addition, general and administrative expenses are not allocated to either of our business segments because historically management has not allocated these expenses (which excludes Hospitality and Management Services related overhead that is allocated to the HOAs and Collections) for purposes of evaluating our different operational divisions. Accordingly, these expenses are presented under Corporate and Other.
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

Key Revenue and Expense Items
Management and Member Services Revenue
Management and member services revenue includes resort management fees charged to the HOAs and Collections, as well as revenues from our operation of the Clubs. These revenues are recorded and recognized as follows:

•
Management fee revenues are recognized in accordance with the terms of our management contracts. Under our management agreements, we collect management fees from the HOAs and Collections, which are recognized as revenue ratably throughout the year as earned. All of these revenues are allocated to our Hospitality and Management Services business segment. The management fees we earn are included in establishing HOAs' and Collections' operating budgets which, in turn, are used to establish the annual maintenance fees owed directly by each owner of VOIs.

•
We charge an annual fee for membership in the Clubs. In addition to annual dues associated with the Clubs, we earn revenue associated with customer conversions into the Clubs, which involve the payment of a one-time fee by interval owners who wish to retain their intervals but also participate in the Clubs. In the Clubs we also earn reservation protection plan revenue, which is an optional fee paid by customers when making a reservation to protect their points should they need to cancel their reservation, and through our provision of travel-related services and other affinity programs.
Management and member services revenues also included commissions received under the sales and marketing management fee-for-service arrangement that we had with Island One, Inc. from July 2011 until the consummation of the Island One Acquisition in July 2013.
All of these revenues are allocated to our Hospitality and Management Services business segment.
Consolidated Resort Operations Revenue
Consolidated resort operations revenue consists of the following:

•
We function as an HOA for our properties located in St. Maarten. Consolidated resort operations revenue includes the maintenance fees billed to owners and the Collections in connection with the St. Maarten resorts, which are recognized ratably over the year. In addition, the owners are billed for capital project assessments to repair and replace the amenities of these resorts, as well as assessments to reserve the out-of-pocket deductibles for hurricanes and other natural disasters. These assessments are deferred until the refurbishment activity occurs, at which time the amounts collected are recognized as consolidated resort operations revenue, with offsetting expense recorded under consolidated resort operations expense. See “Consolidated Resort Operations Expense” below for further detail. All operating revenues and expenses associated with these properties are consolidated within our financial statements, except for intercompany transactions, such as maintenance fees for our owned inventory as well as management fees for our owned inventory, which are eliminated. Our revenue associated with these properties has historically constituted a majority of our Consolidated Resort Operations Revenue.

•	We also receive:

•	food and beverage revenue at certain resorts whose restaurants we own and manage;

•	greens fees and equipment rental fees at the golf courses owned and managed by us at certain resorts;

•	revenue from providing cable, telephone and technology services to HOAs; and

•	other incidental revenues generated at the venues we own and operate, including retail and gift shops, spa services, safe rental and ticket sales.
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

(iii) revenue associated with certain sales incentives given to customers as motivation to purchase VOIs (in an amount equal to the expense associated with such sales incentives), which is recorded upon recognition of the related VOI sales revenue; (iv) late/impound fees assessed on consumer loans; (v) loan servicing fees earned for servicing third-party portfolios; (vi) commission revenue earned from three third-party lenders that provide consumer financing for sales of our VOIs in Europe; and (vii) liquidation damage revenue recognized when customers' non-refundable deposits are forfeited upon the customers' failure to close on VOI transactions. Revenues associated with item (i) above are allocated to our Hospitality and Management Services business segment, and revenues associated with items (ii), (iii), (iv), (v), (vi) and (vii) above are allocated to our Vacation Interest Sales and Financing business segment.
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
Expenses associated with our operation of the Clubs include costs incurred for in-house and third-party call centers, annual membership fees paid to a third-party exchange company on behalf of each member of the Clubs and administrative expenses. These expenses are allocated to our Hospitality and Management Services business segment.
From July 2011 until the closing of the Island One Acquisition, management and member services expenses also included costs incurred under the sales and marketing management fee-for-service arrangement with Island One, Inc. This arrangement was terminated in conjunction with the Island One Acquisition.
These expenses are allocated to our Hospitality and Management Services business segment.
Consolidated Resort Operations Expense
With respect to our St. Maarten resorts, we record expenses associated with housekeeping, front desk, maintenance, landscaping and other similar activities, which are recovered by the maintenance fees recorded in consolidated resort operations revenue. In addition, for our properties located in St. Maarten, we also bill the owners for capital project assessments to repair and replace the amenities of these resorts, as well as assessments to reserve for the out-of-pocket deductibles for hurricanes and other natural disasters. These assessments are deferred until the refurbishment activity occurs, at which time the amounts collected are recognized as consolidated resort operations revenue, with offsetting expense recorded under consolidated resort operations expense. Our expense associated with the St. Maarten properties has historically constituted a majority of our Consolidated Resort Operations expense. Furthermore, consolidated resort operations expense includes the costs related to food and beverage operations at certain resorts whose restaurants we manage directly. Similarly, the expenses of operating the golf courses, spas and retail and gift shops are included in consolidated resort operations expense. These expenses are allocated to our Hospitality and Management Services business segment.
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

To offset our Vacation Interest carrying cost, we rent VOIs controlled by us to third parties on a short-term basis. We also generate revenue on sales of one-week rentals and mini-vacations, which allow prospective owners to sample a resort property. This revenue and the associated expenses are deferred until the vacation is used by the customer or the expiration date, whichever is earlier. Revenue from resort rentals, one-week rentals and mini-vacations is recognized as a reduction to Vacation Interest carrying cost, with the exception of revenue from our European sampler product and a U.S. fixed-term product, which have a duration of three to four years and is treated as Vacation Interest sales revenue. Vacation Interest carrying cost, net, is allocated to our Vacation Interest Sales and Financing business segment.
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
Other Operating Expenses
Other operating expenses include credit card fees incurred by us when customers remit down payments associated with a VOI purchase in the form of credit cards and also include certain sales incentives given to customers as motivation to purchase VOIs. These are expensed as the related Vacation Interest sales revenue is recognized. These expenses are allocated to our Vacation Interest Sales and Financing business segment.
General and Administrative Expense
General and administrative expense includes payroll and benefits, legal, audit and other professional services, costs related to mergers and acquisitions, travel costs, system-related costs and corporate facility expense. These expenses are not allocated to our business segments, but rather are reported under Corporate and Other.
Depreciation and Amortization
We record depreciation expense in connection with depreciable property and equipment we have purchased or acquired, including buildings and leasehold improvements, furniture and office equipment, land improvements and computer software and equipment. In addition, we record amortization expense on intangible assets with a finite life that we have acquired, including management contracts, member relationships, distributor relationships and others. Depreciation and amortization expense is not allocated to our business segments, but rather is reported in Corporate and Other.
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
Comparison of the Three Months Ended September 30, 2013 to the Three Months Ended September 30, 2012

	Three Months Ended September 30, 2013				Three Months Ended September 30, 2012
	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total
	(In thousands)
	(Unaudited)
Revenues:
Management and member services	$33,610	$—	$—	$33,610	$29,999	$—	$—	$29,999
Consolidated resort operations	9,326	—	—	9,326	8,361	—	—	8,361
Vacation Interest sales, net of provision $0, $13,851, $0, $13,851, $0, $6,276, $0 and $6,276, respectively	—	123,708	—	123,708	—	83,318	—	83,318
Interest	—	13,971	326	14,297	—	12,551	335	12,886
Other	1,227	9,434	—	10,661	1,019	7,129	—	8,148
Total revenues	44,163	147,113	326	191,602	39,379	102,998	335	142,712
Costs and Expenses:
Management and member services	9,408	—	—	9,408	8,862	—	—	8,862
Consolidated resort operations	9,602	—	—	9,602	7,314	—	—	7,314
Vacation Interest cost of sales	—	18,605	—	18,605	—	16,778	—	16,778
Advertising, sales and marketing	—	70,714	—	70,714	—	49,554	—	49,554
Vacation Interest carrying cost, net	—	10,154	—	10,154	—	8,226	—	8,226
Loan portfolio	278	2,018	—	2,296	189	2,257	—	2,446
Other operating	—	3,912	—	3,912	—	2,454	—	2,454
General and administrative	—	—	61,114	61,114	—	—	27,976	27,976
Depreciation and amortization	—	—	7,583	7,583	—	—	5,205	5,205
Interest expense	—	4,267	16,658	20,925	—	4,554	20,254	24,808
Loss on extinguishment of debt	—	—	13,383	13,383	—	—	—	—
Impairments and other write-offs	—	—	1,200	1,200	—	—	401	401
Gain on disposal of assets	—	—	(585)	(585)	—	—	(122)	(122)
Gain on (adjustment to) bargain purchase from business combinations	—	—	(2,756)	(2,756)	—	—	115	115
Total costs and expenses	19,288	109,670	96,597	225,555	16,365	83,823	53,829	154,017
Income (loss) before (benefit) provision for income taxes	24,875	37,443	(96,271)	(33,953)	23,014	19,175	(53,494)	(11,305)
(Benefit) provision for income taxes	—	—	(7,626)	(7,626)	—	—	340	340
Net income (loss)	$24,875	$37,443	$(88,645)	$(26,327)	$23,014	$19,175	$(53,834)	$(11,645)

Revenues
Total revenues increased $48.9 million, or 34.3%, to $191.6 million for the three months ended September 30, 2013 from $142.7 million for the three months ended September 30, 2012. Total revenues in our Hospitality and Management Services segment grew by $4.8 million, or 12.1%, to $44.2 million for the three months ended September 30, 2013 from $39.4 million for the three months ended September 30, 2012. This growth was driven mainly by increased management fees as a result of the inclusion of the managed properties from the Island One and PMR Service Companies Acquisitions (both completed in July 2013) and increased revenue from the Clubs. Total revenues in our Vacation Interest Sales and Financing segment increased $44.1 million, or 42.8%, to $147.1 million for the three months ended September 30, 2013 from $103.0 million for the three months ended September 30, 2012. The increase was attributable primarily to the increase in Vacation Interest sales, net, interest and other revenue. Revenues in our Corporate and Other segment was $0.3 million for both the three months ended September 30, 2013 and the three months ended September 30, 2012.
Management and Member Services. Total management and member services revenue, which is recorded in our Hospitality and Management Services segment, increased $3.6 million, or 12.0%, to $33.6 million for the three months ended September 30, 2013 from $30.0 million for the three months ended September 30, 2012. Management fees increased as a result of the inclusion of the managed properties from the Island One Acquisition and the PMR Service Companies Acquisition (both completed in July 2013) for the three months ended September 30, 2013. We also experienced higher club revenue due to increased membership dues, a higher collection rate in THE Club and a higher membership count in the Clubs primarily as a result of the Island One Acquisition in the three months ended September 30, 2013 compared to the three months ended September 30, 2012. We had a total of 183,110 and 154,987 members in the Clubs as of September 30, 2013 and 2012, respectively. These increases were partially offset by the reduction in commissions earned under the fee-for-service agreements that terminated in conjunction with the Island One Acquisition on July 24, 2013.
Consolidated Resort Operations. Consolidated resort operations revenue, which is recorded in our Hospitality and Management Services segment, increased $0.9 million, or 11.5%, to $9.3 million for the three months ended September 30, 2013 from $8.4 million for the three months ended September 30, 2012 primarily due to retail ticket sales and food and beverage operations acquired in the Island One Acquisition and higher food and beverage revenues at certain other restaurants that we own and manage.
Vacation Interest Sales, Net. Vacation Interest sales, net, in our Vacation Interest Sales and Financing segment increased $40.4 million, or 48.5%, to $123.7 million for the three months ended September 30, 2013 from $83.3 million for the three months ended September 30, 2012. The increase in Vacation Interest sales, net, was attributable to a $48.0 million increase in Vacation Interest sales revenue, partially offset by a $7.6 million increase in our provision for uncollectible Vacation Interest sales revenue.
The $48.0 million increase in Vacation Interest sales revenue during the three months ended September 30, 2013 compared to the three months ended September 30, 2012 was generated by sales growth on a same-store basis from 47 sales centers due to an increase in the number of transactions and a higher average sales price per transaction as well as the revenue contribution from our sales centers acquired pursuant to the Island One Acquisition. In August 2013, we closed two low performing off-site sales centers, which we believe will enable us to increase sales efficiencies. Our total number of tours increased to 56,822 for the three months ended September 30, 2013 from 52,474 for the three months ended September 30, 2012, primarily due to an increase in the number of tours generated on a same-store basis resulting from the expansion of our lead-generation and marketing programs. We closed a total of 8,342 VOI sales transactions during the three months ended September 30, 2013, compared to 7,647 transactions during the three months ended September 30, 2012. Our closing percentage (which represents the percentage of VOI sales closed relative to the total number of sales presentations at our sales centers during the period presented) increased slightly to 14.7% for the three months ended September 30, 2013 from 14.6% for the three months ended September 30, 2012. VOI sales price per transaction increased to $16,881 for the three months ended September 30, 2013 from $12,414 for the three months ended September 30, 2012 due principally to a change in our selling strategy that focuses on selling larger point packages and the impact of sales and marketing initiatives implemented in furtherance of this strategy.
Sales incentives increased $1.2 million, or 53.8% to $3.6 million for the three months ended September 30, 2013 from $2.4 million for the three months ended September 30, 2012. As a percentage of gross Vacation Interest sales revenue, sales incentives were 2.6% for both the three months ended September 30, 2013 and the three months ended September 30, 2012.
Provision for uncollectible Vacation Interest sales revenue increased $7.6 million, or 120.7%, to $13.9 million for the three months ended September 30, 2013 from $6.3 million for the three months ended September 30, 2012, primarily due to the increase in Vacation Interest sales revenue and an increase in the percentage of financed Vacation Interest sales for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. Provision for uncollectible Vacation Interest sales revenue as a percentage of Vacation Interest sales revenue increased to 10.1% in the three months ended September 30, 2013 from 7.0% in the three months ended September 30, 2012.

Interest Revenue. Interest revenue increased $1.4 million, or 10.9%, to $14.3 million for the three months ended September 30, 2013 from $12.9 million for the three months ended September 30, 2012. The increase was attributable to our Vacation Interest Sales and Financing segment, which was comprised of a $1.8 million increase resulting from larger outstanding loan balances in the mortgages and contracts receivable portfolio, partially offset by a decrease of $0.4 million attributable to a reduction in the weighted average interest rate in the portfolio.
 Other Revenue. Other revenue increased $2.6 million, or 30.8%, to $10.7 million for the three months ended September 30, 2013 from $8.1 million for the three months ended September 30, 2012.
Other revenue in our Hospitality and Management Services segment increased $0.2 million, or 20.4%, to $1.2 million for the three months ended September 30, 2013 from $1.0 million for the three months ended September 30, 2012.
Other revenue in our Vacation Interest Sales and Financing segment increased $2.3 million, or 32.3%, to $9.4 million for the three months ended September 30, 2013 from $7.1 million for the three months ended September 30, 2012. We recorded higher closing fee revenue resulting from the increase in the number of VOI transactions closed and higher commission revenue on consumer financing transactions in Europe completed through third parties. In addition, non-cash incentives increased $1.3 million to $3.2 million for the three months ended September 30, 2013 from $1.9 million for the three months ended September 30, 2012. Non-cash incentives as a percentage of gross Vacation Interest sales revenue were 2.3% for the three months ended September 30, 2013 as compared to 2.1% for the three months ended September 30, 2012.

Costs and Expenses
Total costs and expenses increased $71.6 million, or 46.4%, to $225.6 million for the three months ended September 30, 2013 from $154.0 million for the three months ended September 30, 2012. Total costs and expenses in the three months ended September 30, 2013 included primarily non-cash items totaling $49.1 million related to the IPO and related transactions. These primarily non-cash items were charges related to stock-based compensation of $38.5 million and loss on early extinguishment of debt of $13.4 million, offset in part by a gain on bargain purchase from business combinations of $2.8 million (as discussed below).
Management and Member Services Expense. Management and member services expense, which is recorded in our Hospitality and Management Services segment, increased $0.5 million, or 6.2%, to $9.4 million for the three months ended September 30, 2013 from $8.9 million for the three months ended September 30, 2012. The increase was primarily attributable to higher operating expense associated with the additional member exchange club acquired in the Island One Acquisition, as well as a $0.8 million in stock-based compensation charge related to option grants made at the time of the IPO. See "Note 20—Stock-Based Compensation" of our condensed consolidated financial statements included elsewhere in this report for additional information. The above increases were partially offset by a reduction in the costs incurred under the fee-for-service agreements that terminated in conjunction with the Island One Acquisition and an increase in allocation of certain resort management expenses to the HOAs that we manage. Management and member services expense as a percentage of management and member services revenue decreased to 28.0% for the three months ended September 30, 2013 from 29.5% for the three months ended September 30, 2012.
Consolidated Resort Operations Expense. Consolidated Resort Operations Expense, which is recorded in our Hospitality and Management Services segment, increased $2.3 million, or 31.3%, to $9.6 million for the three months ended September 30, 2013 from $7.3 million for the three months ended September 30, 2012. Consolidated resort operations expense as a percentage of consolidated resort operations revenue increased 15.5% to 103.0% for the three months ended September 30, 2013 from 87.5% for the three months ended September 30, 2012. This increase was primarily due to an increase in expenses related to retail ticket sales and food and beverage operations acquired in the Island One Acquisition and higher food and beverage expenses at certain other restaurants that we own and manage. In addition, we recorded a non-cash defined benefit plan charge related to a collective labor agreement entered into with the employees of our two resorts in St. Maarten, where we provide services traditionally administered by an HOA. See "Note 23—Post-retirement Benefit Plan" of our condensed consolidated financial statements included elsewhere in this report.
Vacation Interest Cost of Sales. Vacation Interest cost of sales, which is recorded in our Vacation Interest Sales and Financing segment increased $1.8 million to $18.6 million for the three months ended September 30, 2013 from $16.8 million for the three months ended September 30, 2012. Vacation Interest cost of sales increased $8.1 million due to the 48.5% increase in Vacation Interest sales revenue for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. This increase was partially offset by a $6.3 million reduction primarily due to a reduction in our estimated average cost of inventory in connection with the relative sales value method. Specifically, more low-cost inventory was added during the three months ended September 30, 2013 as compared to the same period in 2012 primarily related to (i) the inventory purchased in the Island One Acquisition in 2013 and (ii) more inventory that became eligible for recovery and capitalization pursuant to our inventory recovery agreements in the three months ended September 30, 2013 as compared to the same period in 2012. Vacation Interest cost of sales as a percentage of Vacation Interest sales, net decreased to 15.0% from

20.1% for the three months ended September 30, 2013 and 2012, respectively. See "Critical Accounting Policies and Use of Estimates— Vacation Interest Cost of Sales" for additional information regarding the relative sales value method.
Advertising, Sales and Marketing. Advertising, sales and marketing costs, which is recorded in our Vacation Interest Sales and Financing segment, increased $21.1 million, or 42.7%, to $70.7 million for the three months ended September 30, 2013 from $49.6 million for the three months ended September 30, 2012. This increase was primarily due to the increase in the Vacation Interest sales revenue during the three months ended September 30, 2013 compared to the three months ended September 30, 2012 and a $2.0 million stock-based compensation charge related to option grants made at the time of the IPO. See "Note 20—Stock-Based Compensation" of our condensed consolidated financial statements included elsewhere in this report and "—General and Administrative Expense" below for further detail on these stock options. As a percentage of Vacation Interest sales revenue, advertising, sales and marketing costs were 51.4% for the three months ended September 30, 2013, compared to 55.3% for the three months ended September 30, 2012. Without the $2.0 million non-cash charge, advertising, sales and marketing costs as a percentage of Vacation Interest sales revenue would have been 50.0% for the three months ended September 30, 2013, compared to 55.3% for the three months ended September 30, 2012. The decrease of such costs as a percentage of Vacation Interest sales revenue was primarily due to improved leverage of fixed costs through increased sales efficiencies.
Vacation Interest Carrying Cost, Net. Net Vacation Interest carrying cost, which is recorded in our Vacation Interest Sales and Financing segment, increased $2.0 million, or 23.4%, to $10.2 million for the three months ended September 30, 2013 from $8.2 million for the three months ended September 30, 2012. This increase was primarily due to a higher level of inventory owned by us resulting from maintenance fee and loan defaults and an increase in maintenance fees due to inventory acquired in the Island One Acquisition. In addition, we recorded higher operating expenses as a result of higher rental activity. These increases were partially offset by an increase in rental revenue and sampler revenue, which reduced carrying costs. The increase in rental revenue was due to more occupied room nights and higher average daily rate. The increase in sampler revenue was due to increases in the number of sampler packages recognized and in the average sampler package price.
Loan Portfolio Expense. Loan portfolio expense decreased $0.1 million, or 6.1%, to $2.3 million for the three months ended September 30, 2013 from $2.4 million for the three months ended September 30, 2012.
Other Operating Expense. Other operating expense related to our Vacation Interest Sales and Financing segment increased $1.4 million, or 59.4%, to $3.9 million for the three months ended September 30, 2013 from $2.5 million for the three months ended September 30, 2012. Non-cash incentives increased $1.3 million to $3.2 million for the three months ended September 30, 2013 from $1.9 million for the three months ended September 30, 2012. Non-cash incentives as a percentage of gross Vacation Interest sales revenue were 2.3% for the three months ended September 30, 2013 as compared to 2.1% for the three months ended September 30, 2012.
General and Administrative Expense. General and administrative expense, which is recorded under Corporate and Other, increased $33.1 million, or 118.5%, to $61.1 million for the three months ended September 30, 2013 from $28.0 million for the three months ended September 30, 2012. This increase was primarily attributable to a $35.4 million non-cash stock-based compensation charge related to option grants made at the time of the IPO recognized during the three months ended September 30, 2013 and higher payroll expense to support operations acquired in connection with the Island One Acquisition and the PMR Service Companies Acquisition, partially offset by lower legal and professional expenses after the integration of the PMR Acquisition and higher allocation of our expenses to the HOAs and the Collections for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012.
On July 18, 2013, DRII issued stock options exercisable for 3.8 million shares of common stock that vested immediately to the former holders of restricted Class B common units (the "BCUs") of DRP in part to maintain the incentive value intended when we originally issued the BCUs to these individuals and to provide an incentive for such individuals to continue providing services to us. $31.2 million of the total stock-based compensation charge recorded during the three months ended September 30, 2013 related to these options.
In addition, on July 18, 2013, in connection with the IPO, DRII also issued stock options exercisable for 2.7 million shares of common stock to certain of its employees and employees of HM&C that provide services to DRII. $4.1 million of the total stock-based compensation charge during the three months ended September 30, 2013 related to these options. These options vested with respect to 25% of the shares of common stock immediately on the grant date and the options vest with respect to the remaining 75% of the shares of common stock equally on each of the next three anniversary dates. See "Note 19—Equity Transactions" and "Note 20—Stock-Based Compensation" of our condensed consolidated financial statements included elsewhere in this report for additional information on the BCUs of DRP and stock options issued by DRII. Excluding the $35.4 million non-cash stock-based compensation charge, general and administrative expense would have decreased 8.0% for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012.
Depreciation and Amortization. Depreciation and amortization, which is recorded under Corporate and Other, increased $2.4 million, or 45.7%, to $7.6 million for the three months ended September 30, 2013 from $5.2 million for the three months ended September 30, 2012. This increase was primarily attributable to the addition of depreciable and amortizable assets in connection with the Island One Acquisition and the PMR Service Companies Acquisition (both completed in July 2013), the expansion of our global headquarters, renovation projects at certain sales centers and information technology related projects.
Interest Expense. Interest expense, which is recorded in Corporate and Other and the Vacation Interest Sales and Financing segment, decreased $3.9 million, or 15.7%, to $20.9 million for the three months ended September 30, 2013 from $24.8 million for the three months ended September 30, 2012.
Interest expense recorded in our Corporate and Other segment decreased $3.6 million, or 17.8%, to $16.7 million for the three months ended September 30, 2013 from $20.3 million for the three months ended September 30, 2012. Cash and paid-in-kind interest and debt issuance cost amortization in connection with the PMR Acquisition Loan (which we entered into on May 21, 2012 and repaid in full on July 24, 2013) were $2.4 million lower due to its inclusion in a portion of the three months ended September 30, 2013 as compared to the full three months ended September 30, 2012. Cash and paid-in-kind interest and debt issuance cost amortization in connection with the Tempus Acquisition Loan (which we entered into on July 1, 2011 and repaid in full on July 24, 2013) were $1.4 million lower due to its inclusion in a portion of the three months ended September 30, 2013 as compared to the full three months ended September 30, 2012.
Interest expense recorded in our Vacation Interest Sales and Financing segment decreased $0.3 million, or 6.3%, to $4.3 million for the three months ended September 30, 2013 from $4.6 million for the three months ended September 30, 2012. The decrease was primarily attributable to our principal pay down of securitization notes and funding facilities bearing higher interest rates and their replacement with those bearing lower interest rates. See "Liquidity and Capital Resources" for further detail on these borrowings.
Loss on Extinguishment of Debt. Loss on extinguishment of debt, which is recorded in Corporate and Other, was $13.4 million for the three months ended September 30, 2013 compared to zero for the three months ended September 30, 2012. On July 24, 2013, we repaid all outstanding indebtedness under the Tempus Acquisition Loan and the PMR Acquisition Loan using the proceeds from the IPO. The unamortized debt issuance cost on both the Tempus Acquisition Loan and the PMR Acquisition Loan and the additional exit fees paid were recorded as loss on extinguishment of debt. See "Liquidity and Capital Resources—Tempus Acquisition Loan and Tempus Resorts Acquisition Financing” and "Liquidity and Capital Resources—PMR Acquisition Loan and Inventory Loan” for further detail on repayments.
In addition, on August 23, 2013, we completed the Tender Offer and a pro rata portion of the unamortized debt issuance cost associated with the Senior Secured Notes and the call premium paid upon the completion of the Tender Offer were recorded as loss on extinguishment of debt. See "Liquidity and Capital Resources—Senior Secured Notes” for further detail on the Tender Offer.

Impairments and Other Write-offs. Impairments and other write-offs, which is recorded under Corporate and Other, was $1.2 million for the three months ended September 30, 2013 and $0.4 million for the three months ended September 30, 2012. The impairment for the three months ended September 30, 2013 was attributable to the write down of a parcel of real estate acquired in connection with the PMR Acquisition to its net realizable value based on a third-party appraisal. The impairment for the three months ended September 30, 2012 was primarily attributable to the write down associated with an unprofitable European golf course operation.
Gain on Disposal of Assets. Gain on disposal of assets, which is recorded under Corporate and Other was $0.6 million for the three months ended September 30, 2013 and $0.1 million for the three months ended September 30, 2012 mainly due to the sale of real estate at certain European locations recorded during the three months ended September 30, 2013.
Gain on Bargain Purchase from Business Combinations. Gain on bargain purchase from business combinations, which is recorded under Corporate and Other, was $2.8 million for the three months ended September 30, 2013, compared to $0.1 million for the three months ended September 30, 2012, as the fair value of the assets acquired in the PMR Service Companies Acquisition net of the liabilities assumed exceeded the purchase price.
Income Taxes. Benefit for income taxes, which is recorded under Corporate and Other, was $7.6 million for the three months ended September 30, 2013. The benefit was primarily attributable to the recording of a deferred tax liability as a result of the Island One Acquisition that resulted in a tax benefit through the release of deferred tax asset valuation allowance. Provision for income taxes was $0.3 million for the three months ended September 30, 2012, and was attributable to a combination of state and foreign tax provision, which were partially offset by the recording of a gain on bargain purchase from business combinations related to the PMR Acquisition with a corresponding deferred tax liability that resulted in a tax benefit through the release of deferred tax asset valuation allowance.

Comparison of the Nine Months Ended September 30, 2013 to the Nine Months Ended September 30, 2012

	Nine Months Ended September 30, 2013				Nine Months Ended September 30, 2012
	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total
	(In thousands)
	(Unaudited)
Revenues:
Management and member services	$96,304	$—	$—	$96,304	$85,574	$—	$—	$85,574
Consolidated resort operations	26,465	—	—	26,465	25,522	—	—	25,522
Vacation Interest sales, net of provision $0, $29,731, $0, $29,731, $0, $16,093, $0 and $16,093, respectively	—	325,815	—	325,815	—	202,764	—	202,764
Interest	—	40,021	1,138	41,159	—	38,015	1,039	39,054
Other	7,535	21,649	—	29,184	3,835	16,357	—	20,192
Total revenues	130,304	387,485	1,138	518,927	114,931	257,136	1,039	373,106
Costs and Expenses:
Management and member services	27,952	—	—	27,952	25,597	—	—	25,597
Consolidated resort operations	26,169	—	—	26,169	22,620	—	—	22,620
Vacation Interest cost of sales	—	45,451	—	45,451	—	17,175	—	17,175
Advertising, sales and marketing	—	181,668	—	181,668	—	124,591	—	124,591
Vacation Interest carrying cost, net	—	29,141	—	29,141	—	26,674	—	26,674
Loan portfolio	782	6,773	—	7,555	631	6,549	—	7,180
Other operating	—	6,518	—	6,518	—	5,419	—	5,419
General and administrative	—	—	105,612	105,612	—	—	70,937	70,937
Depreciation and amortization	—	—	19,912	19,912	—	—	13,379	13,379
Interest expense	—	12,451	58,110	70,561	—	14,240	55,718	69,958
Loss on extinguishment of debt	—	—	13,383	13,383	—	—	—	—
Impairments and other write-offs	—	—	1,279	1,279	—	—	390	390
Gain on disposal of assets	—	—	(673)	(673)	—	—	(218)	(218)
Gain on bargain purchase from business combinations	—	—	(2,726)	(2,726)	—	—	(22,634)	(22,634)
Total costs and expenses	54,903	282,002	194,897	531,802	48,848	194,648	117,572	361,068
Income (loss) before benefit for income taxes	75,401	105,483	(193,759)	(12,875)	66,083	62,488	(116,533)	12,038
Benefit for income taxes	—	—	(6,777)	(6,777)	—	—	(13,353)	(13,353)
Net income (loss)	$75,401	$105,483	$(186,982)	$(6,098)	$66,083	$62,488	$(103,180)	$25,391

Revenues
Total revenues increased $145.8 million, or 39.1%, to $518.9 million for the nine months ended September 30, 2013 from $373.1 million for the nine months ended September 30, 2012. Total revenues in our Hospitality and Management Services segment grew by $15.4 million, or 13.4%, to $130.3 million for the nine months ended September 30, 2013 from $114.9 million for the nine months ended September 30, 2012. This growth was driven mainly by increased management fees as a result of the inclusion of the managed properties from the Island One and PMR Service Companies Acquisitions (both completed in July 2013) and increased revenues from the Clubs. Total revenues in our Vacation Interest Sales and Financing segment increased $130.4 million, or 50.7%, to $387.5 million for the nine months ended September 30, 2013 from $257.1 million for the nine months ended September 30, 2012. The increase was attributable primarily to the increase in Vacation Interest sales, net, interest and other revenue. Revenues in our Corporate and Other segment increased $0.1 million, or 9.5%, to $1.1 million for the nine months ended September 30, 2013 from $1.0 million for the nine months ended September 30, 2012.
Management and Member Services. Total management and member services revenue, which is recorded in our Hospitality and Management Services segment, increased $10.7 million, or 12.5%, to $96.3 million for the nine months ended September 30, 2013 from $85.6 million for the nine months ended September 30, 2012. Management fees increased as a result of the inclusion of the managed properties from the PMR Acquisition (completed in May 2012) for the full nine months ended September 30, 2013 and the inclusion of managed properties from the Island One Acquisition and the PMR Service Companies Acquisition (both completed in July 2013) for a portion of the nine months ended September 30, 2013. We also experienced higher club revenues due to increased membership dues, a higher collection rate in THE Club and a higher membership count in the Clubs primarily as a result of the Island One Acquisition in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. We had a total of 183,110 and 154,987 members in the Clubs as of September 30, 2013 and 2012, respectively. These increases were partially offset by the reduction in commissions earned under the fee-for-service agreements that terminated in conjunction with the Island One Acquisition on July 24, 2013
Consolidated Resort Operations. Consolidated resort operations revenue, which is recorded in our Hospitality and Management Services segment, increased $1.0 million, or 3.7%, to $26.5 million for the nine months ended September 30, 2013 from $25.5 million for the nine months ended September 30, 2012 primarily due to retail ticket sales and food and beverage operations acquired in the Island One Acquisition and higher food and beverage revenues at certain other restaurants that we own and manage.
Vacation Interest Sales, Net. Vacation Interest sales, net, in our Vacation Interest Sales and Financing segment increased $123.1 million, or 60.7%, to $325.8 million for the nine months ended September 30, 2013 from $202.8 million for the nine months ended September 30, 2012. The increase in Vacation Interest sales, net, was attributable to a $136.7 million increase in Vacation Interest sales revenue, partially offset by a $13.6 million increase in our provision for uncollectible Vacation Interest sales revenue.
The $136.7 million increase in Vacation Interest sales revenue was generated by sales growth on a same-store basis from 47 sales centers due to an increase in the number of transactions and a higher average sales price per transaction as well as the revenue contribution from our sales centers acquired pursuant to the PMR Acquisition for the full nine months ended September 30, 2013 and from our sales centers acquired pursuant to the Island One Acquisition for a portion of the nine months ended September 30, 2013. In August 2013, we closed two low performing off-site sales centers, which we believe will enable us to increase sales efficiencies. Our total number of tours increased to 156,971 for the nine months ended September 30, 2013 from 130,883 for the nine months ended September 30, 2012, primarily due to an increase in the number of tours generated on a same-store basis resulting from the expansion of our lead-generation and marketing programs, as well as the addition of a full period of tour flow from the sales centers acquired pursuant to the PMR Acquisition. We closed a total of 20,598 VOI sales transactions during the nine months ended September 30, 2013, compared to 18,710 transactions during the nine months ended September 30, 2012. Our closing percentage decreased to 13.6% for the nine months ended September 30, 2013 from 14.3% for the nine months ended September 30, 2012. This decrease in closing percentage was primarily due to an increase in the number of tours presented to prospective new customers (which have a lower closing percentage than tours presented to existing customers) during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. In an effort to increase the number of tours presented to new customers, we tested several marketing programs. Although many of these were successful, some of these programs were not as successful as we had anticipated. This resulted in a reduced closing percentage for those programs. VOI sales price per transaction increased to $16,442 for the nine months ended September 30, 2013 from $12,297 for the nine months ended September 30, 2012 due principally to a change in our selling strategy that focuses on selling larger point packages and the impact of sales and marketing initiatives implemented in furtherance of this strategy.
Sales incentives increased $0.6 million, or 11.2%, to $5.9 million for the nine months ended September 30, 2013 from $5.3 million for the nine months ended September 30, 2012. As a percentage of gross Vacation Interest sales revenue, sales incentives were 1.7% for the nine months ended September 30, 2013, compared to 2.4% for the nine months ended September 30, 2012. The amount we record as sales incentives in each reporting period is reduced by an estimate of the amount of such sales incentives that we do not expect customers to redeem and, accordingly, the amount of such estimate is included in our Vacation Interest sales revenue. During the first half of 2013, however, we completed the process of collecting adequate data regarding historical usage of our sales incentives provided under a program implemented in December 2011. Accordingly, during the six months ended June 30, 2013, the amount we recorded as sales incentives was reduced (and our Vacation Interest sales revenue was increased) by $3.2 million relating to the expiration, and expected future expiration, of sales incentives we provided to customers prior to the six months ended June 30, 2013. No such reduction of sales incentives relating to prior periods was recorded for the three months ended September 30, 2013 or the nine months ended September 30, 2012. Excluding the $3.2 million reduction, sales incentives as a percentage of gross Vacation Interest sales revenue were 2.6% for the nine months ended September 30, 2013, compared to 2.4% for the nine months ended September 30, 2012.
Provision for uncollectible Vacation Interest sales revenue increased $13.6 million, or 84.7%, to $29.7 million for the nine months ended September 30, 2013 from $16.1 million for the nine months ended September 30, 2012, primarily due to the increase in Vacation Interest sales revenue and an increase in the percentage of financed Vacation Interest sales for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. Provision for uncollectible Vacation Interest sales revenue as a percentage of Vacation Interest sales revenue increased to 8.4% in the nine months ended September 30, 2013 from 7.4% in the nine months ended September 30, 2012.
Interest Revenue. Interest revenue increased $2.1 million, or 5.4%, to $41.2 million for the nine months ended September 30, 2013 from $39.1 million for the nine months ended September 30, 2012. The $2.1 million increase resulted from a $2.0 million increase related to our Vacation Interest Sales and Financing segment and a $0.1 million increase related to Corporate and Other. The $2.0 million increase in our Vacation Interest Sales and Financing segment was comprised of a $2.9 million increase resulting from larger outstanding loan balances in the mortgage and contracts receivable portfolio, partially offset by a decrease of $0.9 million attributable to a reduction in the weighted average interest rate in the portfolio.
 Other Revenue. Other revenue increased $9.0 million, or 44.5%, to $29.2 million for the nine months ended September 30, 2013 from $20.2 million for the nine months ended September 30, 2012.
Other revenue in our Hospitality and Management Services segment increased $3.7 million, or 96.5%, to $7.5 million for the nine months ended September 30, 2013 from $3.8 million for the nine months ended September 30, 2012. This increase was primarily attributable to $2.9 million in insurance proceeds received related to settlement agreements reached with insurance carriers during the nine months ended September 30, 2013. One agreement calls for us to receive $1.7 million in insurance proceeds related to property damage at one of our managed resorts, a second agreement calls for us to receive $0.5 million in insurance proceeds related to the reimbursement of defense costs incurred in connection with a case filed in April 2012 in the State of Washington and a third agreement calls for us to receive $0.7 million in insurance proceeds in connection with the Hawaii Water Intrusion case. See "Part II—Item 1. Legal Proceedings" for further detail on these two cases.
Other revenue in our Vacation Interest Sales and Financing segment increased $5.2 million, or 32.4%, to $21.6 million for the nine months ended September 30, 2013 from $16.4 million for the nine months ended September 30, 2012. We recorded higher closing fee revenue resulting from the increase in the number of VOI transactions closed, higher loan servicing revenue on third-party portfolios, higher commission revenue on consumer financing transactions in Europe completed through third parties and higher collection fee revenue. In addition, non-cash incentives increased by a $0.7 million to $4.6 million for the nine months ended September 30, 2013 from $3.9 million for the nine months ended September 30, 2012. The increase was primarily due to higher gross Vacation Interest sales revenue, partially offset by a reduction of sales incentives recorded for the six months ended June 30, 2013 resulting from the expiration, and expected future expiration, of sales incentives we provided to customers. No such reduction was recorded for the three months ended September 30, 2013.

Costs and Expenses
Total costs and expenses increased $170.7 million, or 47.3%, to $531.8 million for the nine months ended September 30, 2013 from $361.1 million for the nine months ended September 30, 2012. Total costs and expenses in the nine months ended September 30, 2013 included primarily non-cash items totaling $49.1 million related to the IPO and related transactions. These primarily non-cash items were charges related to stock-based compensation of $38.5 million and loss on early extinguishment of debt of $13.4 million, offset in part by a gain on bargain purchase from business combinations of $2.8 million (as discussed below).
Management and Member Services Expense. Management and member services expense, which is recorded in our Hospitality and Management Services segment, increased $2.4 million, or 9.2%, to $28.0 million for the nine months ended September 30, 2013 from $25.6 million for the nine months ended September 30, 2012. This increase was primarily attributable to higher operating expense associated with the additional member exchange club acquired in the Island One Acquisition as well as a $0.8 million in stock-based compensation charge related to option grants made at the time of the IPO. See "Note 20—Stock-Based Compensation" of our condensed consolidated financial statements included elsewhere in this report for additional information. The above increases were partially offset by a reduction in the costs incurred under the fee-for-service agreements that terminated in conjunction with the Island One Acquisition and an increase in allocation of certain resort management expenses to the HOAs that we manage. Management and member services expense as a percentage of management and member services revenue decreased slightly to 29.0% for the nine months ended September 30, 2013 from 29.9% for the nine months ended September 30, 2012.
Consolidated Resort Operations Expense. Consolidated Resort Operations Expense, which is recorded in our Hospitality and Management Services segment, increased $3.6 million, or 15.7%, to $26.2 million for the nine months ended September 30, 2013 from $22.6 million for the nine months ended September 30, 2012. Consolidated resort operations expense as a percentage of consolidated resort operations revenue increased 10.3% to 98.9% for the nine months ended September 30, 2013 from 88.6% for the nine months ended September 30, 2012. This increase was primarily due to an increase in expenses related to retail ticket sales and food and beverage operations acquired in Island One Acquisition and higher food and beverage expenses at certain other restaurants that we own and manage. In addition, we recorded a non-cash defined benefit plan charge related to a collective labor agreement entered into with the employees of our two resorts in St. Maarten, where we provide services traditionally administered by an HOA. See "Note 23—Post-retirement Benefit Plan" of our condensed consolidated financial statements included elsewhere in this report. Furthermore, we experienced a higher delinquency on maintenance fee invoices at our properties located in St. Maarten.
Vacation Interest Cost of Sales. Vacation Interest cost of sales, which is recorded in our Vacation Interest Sales and Financing segment increased $28.3 million, to $45.5 million for the nine months ended September 30, 2013 from $17.2 million for the nine months ended September 30, 2012. $10.4 million of the increase was due to the 60.7% increase in Vacation Interest sales revenue for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. The remaining $17.1 million increase was primarily due to an increase in our estimated average cost of inventory in connection with the relative sales value method. Specifically, there was less low-cost inventory added during the nine months ended September 30, 2013 as compared to the same period in 2012 related to (i) a larger amount of inventory purchased in the PMR Acquisition in 2012 as compared to the inventory purchased in the Island One Acquisition in 2013 and (ii) less inventory that became eligible for recovery and capitalization pursuant to our inventory recovery agreements in the nine months ended September 30, 2013 as compared to the same period in 2012. Vacation Interest cost of sales as a percentage of Vacation Interest sales, net increased to 13.9% from 8.5% for the nine months ended September 30, 2013 and 2012, respectively. See "Critical Accounting Policies and Use of Estimates— Vacation Interest Cost of Sales" for additional information regarding the relative sales value method.
Advertising, Sales and Marketing. Advertising, sales and marketing costs, which is recorded in our Vacation Interest Sales and Financing segment, increased $57.1 million, or 45.8%, to $181.7 million for the nine months ended September 30, 2013 from $124.6 million for the nine months ended September 30, 2012. This increase was primarily due to the increase in the Vacation Interest sales revenue during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 and a $2.0 million stock-based compensation charge related to option grants made at the time of the IPO. See "Note 20—Stock-Based Compensation" of our condensed consolidated financial statements included elsewhere in this report and "—General and Administrative Expense" below for further detail on these stock options. As a percentage of Vacation Interest sales revenue, advertising, sales and marketing costs were 51.1% for the nine months ended September 30, 2013, compared to 56.9% for the nine months ended September 30, 2012. The decrease of such costs as a percentage of Vacation Interest sales revenue was primarily due to improved leverage of fixed costs through increased sales efficiencies, as well as the expiration, and expected future expiration, of sales incentives we provided to customers prior to the nine months ended September 30, 2013. Excluding the $2.0 million stock-based compensation charge related to option grants made at the time of the IPO and increase in Vacation Interest sales revenue resulting from the expiration and expected future expiration of sales incentives provided to customers in periods prior to the nine months ended September 30, 2013, as discussed above, advertising, sales and marketing costs as a percentage of Vacation Interest sales revenue, were 51.6% for the nine months ended September 30, 2013, compared to 56.9% for the nine months ended September 30, 2012.
Vacation Interest Carrying Cost, Net. Net Vacation Interest carrying cost, which is recorded in our Vacation Interest Sales and Financing segment, increased $2.4 million, or 9.2%, to $29.1 million for the nine months ended September 30, 2013 from $26.7 million for the nine months ended September 30, 2012. This increase was primarily due to a higher level of inventory owned by us resulting from maintenance fee and loan defaults and an increase in maintenance fees due to inventory acquired in the Island One Acquisition. In addition, we recorded higher operating expenses as a result of higher rental activity. These increases were partially offset by an increase in rental revenue and sampler revenue, which reduced carrying costs. The increase in rental revenue was due to more occupied room nights and a higher average daily rate. The increase in sampler revenue was due to increases in the number of sampler packages recognized and in the average sampler package price.
Loan Portfolio Expense. Loan portfolio expense increased $0.4 million, or 5.2%, to $7.6 million for the nine months ended September 30, 2013 from $7.2 million for the nine months ended September 30, 2012. Higher loan portfolio expense, which was the result of a larger portfolio for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012, was partially offset by a decrease resulting from the increase in deferred costs pursuant to ASC 310 described below. In accordance with ASC 310, we defer certain costs incurred in connection with consumer loan originations, which are then amortized over the life of the related consumer loans. More loans were originated in the nine months ended September 30, 2013, which resulted in an increase in the amount of deferred loan origination costs relative to the nine months ended September 30, 2013. Because a portion of our loan origination costs are fixed, this increase in deferred costs resulted in a net decrease in loan portfolio expense recognized for the nine months ended September 30, 2013.
Other Operating Expense. Other operating expense related to our Vacation Interest Sales and Financing segment increased $1.1 million, to $6.5 million for the nine months ended September 30, 2013 from $5.4 million for the nine months ended September 30, 2012. Non-cash incentives increased by $0.7 million to $4.6 million for the nine months ended September 30, 2013 from $3.9 million for the nine months ended September 30, 2012. The increase was primarily due to higher gross Vacation Interest sales revenue, partially offset by a reduction of sales incentives recorded for the six months ended June 30, 2013 resulting from the expiration, and expected future expiration, of sales incentives we provided to customers prior to the six months ended June 30, 2013. No such reduction of sales incentives relating to prior periods was recorded for the three months ended September 30, 2013 or the nine months ended September 30, 2012. Non-cash incentives as a percentage of gross Vacation Interest sales revenue were 1.3% for the nine months ended September 30, 2013 as compared to 1.8% for the nine months ended September 30, 2012.
General and Administrative Expense. General and administrative expense, which is recorded under Corporate and Other, increased $34.7 million, or 48.9%, to $105.6 million for the nine months ended September 30, 2013 from $70.9 million for the nine months ended September 30, 2012. This increase was primarily attributable to a $35.4 million non-cash stock-based compensation charge related to option grants made at the time of the IPO recognized during the nine months ended September 30, 2013 and higher payroll expense to support operations acquired in connection with the PMR Acquisition, the Island One Acquisition and the PMR Service Companies Acquisition, partially offset by lower legal and professional expenses after the integration of the PMR Acquisition and higher allocation of our expenses to the HOAs and the Collections in the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. See "Note 20—Stock-Based Compensation" of our condensed consolidated financial statements included elsewhere in this report and "Results of operations—Comparison of The Three Months Ended September 30, 2013 to the three Months ended September 30, 2012—General and Administrative Expense" for further detail on the stock-based compensation. Excluding the $35.4 million non-cash stock-based compensation charge, general and administrative expense would have decreased 1.0% for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012.
Depreciation and Amortization. Depreciation and amortization, which is recorded under Corporate and Other, increased $6.5 million, or 48.8%, to $19.9 million for the nine months ended September 30, 2013 from $13.4 million for the nine months ended September 30, 2012. This increase was primarily attributable to the addition of depreciable and amortizable assets in connection with the PMR Acquisition (due to its inclusion in the full nine months ended September 30, 2013 as compared to a portion of the nine months ended September 30, 2012), the Island One Acquisition and the PMR Service Companies Acquisition (both completed in July 2013), the expansion of our global headquarters, renovation projects at certain sales centers and information technology related projects.
Interest Expense. Interest expense, which is recorded in Corporate and Other and the Vacation Interest Sales and Financing segment, increased $0.6 million, or 0.9%, to $70.6 million for the nine months ended September 30, 2013 from $70.0 million for the nine months ended September 30, 2012.
Interest expense in our Corporate and Other segment increased $2.4 million, or 4.3%, to $58.1 million for the nine months ended September 30, 2013 from $55.7 million for the nine months ended September 30, 2012. Cash and paid-in-kind interest, exit fee accruals and debt issuance cost amortization in connection with the PMR Acquisition Loan (which we entered into in May 21, 2012 and repaid in full on July 24, 2013) were $2.7 million higher due to its inclusion for a longer period in the nine months ended September 30, 2013 as compared the nine months ended September 30, 2012. This increase was partially offset by a $0.6 million decrease in cash and paid-in-kind interest, exit fee accruals and debt issuance cost amortization in connection with the Tempus Acquisition Loan (which we entered into on July 1, 2011 and repaid in full on July 24, 2013) due to its inclusion for only a portion of the nine months ended September 30, 2013 as compared to the full nine months ended September 30, 2012.
Interest expense in our Vacation Interest Sales and Financing segment decreased $1.7 million, or 12.6%, to $12.5 million for the nine months ended September 30, 2013 from $14.2 million for the nine months ended September 30, 2012. The decrease was primarily attributable to our principal pay down of securitization notes and Funding Facilities bearing higher interest rates and their replacement with those bearing lower interest rates.
Loss on Extinguishment of Debt. Loss on extinguishment of debt, which is recorded in Corporate and Other, was $13.4 million for the nine months ended September 30, 2013 compared to zero for the nine months ended September 30, 2012. On July 24, 2013, we repaid all outstanding indebtedness under the Tempus Acquisition Loan and the PMR Acquisition Loan using the proceeds from the IPO. The unamortized debt issuance cost on both the Tempus Acquisition Loan and the PMR Acquisition

Loan and the additional exit fees paid were recorded as loss on extinguishment of debt. See "Liquidity and Capital Resources—Tempus Acquisition Loan and Tempus Resorts Acquisition Financing” and "Liquidity and Capital Resources—PMR Acquisition Loan and Inventory Loan” for further detail on repayments.
In addition, on August 23, 2013, we completed the Tender Offer, as required by the Notes Indenture in the event of an IPO. See "Liquidity and Capital Resources—Senior Secured Notes” for further detail on the Tender Offer. A pro rata portion of the unamortized debt issuance cost associated with the Senior Secured Notes and the call premium paid upon the completion of the Tender Offer were recorded as loss on extinguishment of debt for the nine months ended September 30, 2013.
Impairments and Other Write-offs. Impairments and other write-offs, which are recorded under Corporate and Other, were $1.3 million and $0.4 million for the nine months ended September 30, 2013 and 2012, respectively. The impairment for the nine months ended September 30, 2013 was attributable to the write down of a parcel of real estate acquired in connection with the PMR Acquisition to its net realizable value based on a third-party appraisal. The impairment for the nine months ended September 30, 2012 was primarily attributable to the write down associated with an unprofitable European golf course operation.
Gain on Disposal of Assets. Gain on disposal of assets, which is recorded under Corporate and Other, was $0.7 million for the nine months ended September 30, 2013 and $0.2 million for the nine months ended September 30, 2012 mainly due to the sale of real estate at certain European locations recorded during the nine months ended September 30, 2013.
Gain on Bargain Purchase from Business Combinations. Gain on bargain purchase from business combinations, which is recorded under Corporate and Other, was $2.7 million for the nine months ended September 30, 2013 and $22.6 million for the nine months ended September 30, 2012. We recorded gain on bargain purchase from business combinations related to the PMR Service Companies Acquisition during the nine months ended September 30, 2013 and related to the PMR Acquisition during the nine months ended September 30, 2012, as the fair value of the assets acquired net of the liabilities assumed exceeded the purchase price in both acquisitions.
Income Taxes. Benefit for income taxes, which is recorded under Corporate and Other, was $6.8 million for the nine months ended September 30, 2013. The benefit was primarily attributable to the recording of a deferred tax liability as a result of the Island One Acquisition that resulted in a tax benefit through the release of deferred tax asset valuation allowance. Benefit for income taxes was $13.4 million for the nine months ended September 30, 2012, and was primarily attributable to the recording of a gain on bargain purchase from business combinations related to the PMR Acquisition with a corresponding deferred tax liability that resulted in a tax benefit through the release of deferred tax asset valuation allowance.

Liquidity and Capital Resources
Overview. We had $29.9 million and $21.1 million in cash and cash equivalents as of September 30, 2013 and December 31, 2012, respectively. Our primary sources of liquidity have historically come from cash from operations and borrowings.
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
On October 14, 2011, we amended and restated the Conduit Facility agreement that was originally entered into on November 3, 2008 (the “Conduit Facility”) to extend the maturity date of the facility to April 12, 2013. The amendment provided for a $75.0 million, 18-month facility that was annually renewable for 364-day periods at the election of the lenders. The advance rates on loans receivable in the portfolio were limited to 75% of the face value of the eligible loans. On April 11, 2013, we entered into another amended and restated Conduit Facility agreement that extended the maturity date of the facility to April 10, 2015. That amended and restated Conduit Facility provided for a $125.0 million, 24-month facility that is annually renewable for 364-day periods at the election of the lenders, bears interest at either LIBOR or the commercial paper rate (each having a floor of 0.50%) plus 3.25% and has a non-use fee of 0.75%. The overall advance rate on loans receivable in the portfolio is limited to 85% of the aggregate face value of the eligible loans. On October 18, 2013, we entered into an amended and restated Conduit Facility agreement to temporarily increase the maximum facility balance under the Conduit Facility from $125.0 million to $180.0 million. See "Note 27—Subsequent Events" of our condensed consolidated financial statements included elsewhere in this quarterly report for additional detail.
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
On September 20, 2013, we completed a securitization transaction and issued the Diamond Resorts Tempus Owner Trust 2013 Notes with a face value of $31.0 million (the "Tempus 2013 Notes"). The notes bear interest at a rate of 6.0% per annum and mature on December 20, 2023. The proceeds from the Tempus 2013 Notes were used to pay off in full the then-outstanding principal balances and accrued interest and fees under the Tempus Receivables Loan and Notes Payable—RFA fees
Although we completed these securitization and Funding Facilities transactions, we may not be successful in completing similar transactions in the future. If we are unable to continue to participate in securitization transactions or renew and/or replace our Funding Facilities on acceptable terms, our liquidity and cash flows would be materially and adversely affected.

As of September 30, 2013, the funding availability under the Quorum Facility and the Conduit Facility was $23.9 million and $20.0 million, respectively.

On September 11, 2013, we entered into a $25.0 million revolving credit facility with an affiliate of Credit Suisse AG, acting as administrative agent for a group of lenders (the “Revolving Credit Facility”). The Revolving Credit Facility provides that, subject to customary borrowing conditions, we may, from time to time prior to the fourth anniversary of the effective date of the Revolving Credit Facility, borrow, repay and re-borrow loans in an aggregate amount outstanding at any time not to exceed $25.0 million, and borrowings under the Revolving Credit Facility are expected to bear interest, at our option, at a variable rate equal to the sum of LIBOR plus 4.0% per annum or an adjusted base rate plus 3% per annum. The Revolving Credit Facility is subject to negative covenants generally consistent with the negative covenants applicable to the Senior Secured Notes. The repayment of borrowings and certain other obligations under the Revolving Credit Facility is secured on a pari passu basis by the collateral that secures the Senior Secured Notes. On October 25, 2013, the Company paid off in full the $15.0 million then-outstanding principal balance under the Revolving Credit Facility using the proceeds from borrowings under the Conduit Facility.
We used cash of $18.9 million and $24.6 million during the nine months ended September 30, 2013 and 2012, respectively, for acquisitions of VOI inventory pursuant to inventory recovery agreements and in open market and bulk VOI inventory purchases, for capitalized legal, title and trust fees and for the construction of VOI inventory. Of these total cash amounts (which do not reflect our acquisition of inventory in the PMR Acquisition), $3.6 million and $1.0 million during the nine months ended September 30, 2013 and 2012, respectively, were used for the construction of VOI inventory, primarily related to construction of units at our managed properties in Mexico and Italy.

In addition, we had increases in unsold Vacation Interests, net, that did not have an impact on our working capital during the respective periods. Specifically, we capitalized $20.9 million and $23.6 million during the nine months ended September 30, 2013 and 2012, respectively, related to inventory recovery agreements in the U.S., offset by an equal increase in due to related parties, net; cash will be used in future periods to settle these amounts. In addition, we transferred $2.5 million and $14.0 million during the nine months ended September 30, 2013 and 2012, respectively, from due from related parties, net, to unsold Vacation Interests, net, as a result of our recovery of VOI inventory pursuant to inventory recovery arrangements in Europe; cash was used in prior periods when these amounts were recorded to due from related parties, net. Furthermore, we transferred $2.6 million and $3.1 million from mortgages and contracts receivable, net, to unsold Vacation Interests, net, during the nine months ended September 30, 2013 and 2012, respectively, as a result of our recovery of underlying VOI inventory due to loan defaults.
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
Cash Flow From Operating Activities. During the nine months ended September 30, 2013, net cash used in operating activities was $5.8 million and was the result of net loss of $6.1 million and non-cash revenues and expenses totaling $100.0 million, partially offset by other changes in operating assets and liabilities that resulted in a net credit of $99.7 million. The significant non-cash revenues and expenses included (i) $38.5 million in stock-based compensation costs; (ii) $29.7 million in the provision for uncollectible Vacation Interest sales revenue; (iii) $19.9 million in depreciation and amortization; (iv) $13.4 million in loss on extinguishment of debt; (v) $5.6 million in amortization of capitalized financing costs and original issue discounts, (vi) $4.3 million in amortization of capitalized loan origination costs and portfolio discounts (net of premiums), (vii) $1.3 million in impairments and other write-offs; (viii) $0.8 million in unrealized loss on post-retirement benefit plan; (ix) $0.7 million in unrealized loss on derivative instruments; and (x) $0.2 million loss on foreign currency exchange, offset by (a) $8.0 million in deferred taxes, (b) $2.9 million in gain from insurance settlement recognized in connection with insurance proceeds we expect to receive related to settlement of a claim for property damage at one of our managed resorts and two cases disclosed in Part II—Item 1."Legal Proceedings;" (c) $2.7 million in gain from bargain purchase from business combination; and (d) $0.7 million in gain from disposal of assets.
During the nine months ended September 30, 2012, net cash provided by operating activities was $25.3 million and was the result of net income of $25.4 million and other changes in operating assets and liabilities of $0.4 million, partially offset by non-cash revenues and expenses totaling $0.4 million. The significant non-cash revenues and expenses included (i) $16.1 million in the provision for uncollectible Vacation Interest sales revenue, (ii) $13.4 million in depreciation and amortization, (iii) $4.7 million in amortization of capitalized financing costs and original issue discounts and (iv) $1.6 million in amortization of capitalized loan origination costs and portfolio discounts (net of premiums), offset by (a) $22.6 million in gain on bargain purchase from business combination related to the PMR Acquisition, (b) $13.6 million in deferred taxes and (c) $0.2 million in gain from disposal of assets.

Cash Flow From Investing Activities. During the nine months ended September 30, 2013, net cash used in investing activities was $56.7 million, comprised of (i) $47.8 million paid in connection with the PMR Service Companies Acquisition and (ii) $12.8 million used to purchase property and equipment, primarily associated with information technology related projects and equipment, offset by (a) $3.1 million in proceeds from the sale of assets in our European operations and (b) $0.7 million in cash and cash equivalents acquired in connection with the Island One Acquisition.
During the nine months ended September 30, 2012, net cash used in investing activities was $62.4 million, comprised of (i) $51.6 million in connection with the PMR Acquisition and (ii) $11.3 million used to purchase property and equipment, including $1.1 million for the replacement of assets that were destroyed due to a severe flood in 2008 for which insurance proceeds were received, offset by $0.5 million in proceeds from the sale of assets in our European operations.
Cash Flow From Financing Activities. During the nine months ended September 30, 2013, net cash provided by financing activities was $71.3 million. Cash provided by financing activities consisted of (i) $265.9 million from the issuance of debt under our securitization notes and Funding Facilities, (ii) $204.7 million from the IPO, net of related costs, (iii) $15.0 million from the issuance of debt under our revolving credit facility and (iv) $3.9 million from the issuance of notes payable, consisting primarily of insurance policy premium financing notes. These amounts were offset by cash used in financing activities consisting of (a) $201.6 million in repayments on our securitization notes and Funding Facilities, (b) $131.8 million in repayments on notes payable, (c) $50.6 million in repayments on the Senior Secured Notes (d) a $17.7 million increase in cash in escrow and restricted cash, (e) $10.3 million for the repurchase of outstanding warrants to purchase shares of DRC common stock and (f) $6.2 million of debt issuance costs.
During the nine months ended September 30, 2012, net cash provided by financing activities was $35.1 million. Cash provided by financing activities consisted of (i) $82.9 million from the issuance of debt under our securitization notes and Funding Facilities and (ii) $65.3 million from the issuance of notes payable. These amounts were partially offset by cash used by financing activities consisting of (a) $82.3 million in repayments on our securitization notes and Funding Facilities, (b) $23.3 million in repayments on notes payable, (c) $4.8 million increase in cash in escrow and restricted cash and (d) $2.6 million of debt issuance costs.

The following table presents selected information on our borrowings as of the dates presented below (dollars in thousands):

	September 30, 2013						December 31, 2012
	Principal Balance	Weighted Average Interest Rate	Maturity	Gross Amount of Mortgages and Contracts as Collateral	Borrowing / Funding Availability		Principal Balance
Senior Secured Notes	$374,440	12.0%	8/15/2018	$—	$—		$425,000
Original issue discount related to Senior Secured Notes	(6,798)			—	—		(8,509)
Revolving Credit Facility	15,000	4.2%	9/11/2017	—	10,000		—
Notes payable-insurance policies (2)	2,303	3.2%	Various	—	—		2,366
Island One Note Payable (2)	696	5.0%	5/27/2016	—	—		—
Notes payable-other (2)	348	5.6%	Various	—	—		872
Total Corporate Indebtedness	385,989			—	10,000		419,729

ILXA Inventory Loan (1)(2)(3)	12,256	7.5%	8/31/2015	—	—		15,939
DPM Inventory Loan (1)(2)(3)	4,786	8.0%	Various				1,267
Tempus Inventory Loan (1)(2)(3)	2,464	7.5%	6/30/2016	—	—		2,992
Notes payable-other (1)(2)(3)	13	—%	11/18/2015	—	—		18
Note Payable-RFA fees (1)(2)(3)	—			—	—		1,395
PMR Acquisition Loan (1)(2)(3)(4)	—			—	—		62,211
Tempus Acquisition Loan (1)(2)(3)(4)	—			—	—		50,846
Total Non-Recourse Indebtedness other than Securitization Notes and Funding Facilities	19,519			—	—		134,668

Conduit Facility (1)	104,970	3.8%	4/10/2015	116,167	20,030	(5)	75,000
Diamond Resorts Owner Trust Series 2013-1 (1)	69,231	2.0%	1/20/2025	71,949	—		—
Quorum Facility (1)	56,098	5.9%	12/31/2015	59,368	23,902	(5)	52,417
Diamond Resorts Tempus Owner Trust 2013 (1)	30,990	6.0%	12/20/2023	35,802	—		—
Diamond Resorts Owner Trust Series 2009-1 (1)	28,665	9.5%	3/20/2026	69,000	—		50,025
Original issue discount related to Diamond Resorts Owner Trust Series 2009-1	(269)			—	—		(441)
Diamond Resorts Owner Trust Series 2011-1 (1)	27,156	4.0%	3/20/2023	27,662	—		36,849
Original issue discount related to Diamond Resorts Owner Trust Series 2011-1	(246)			—	—		(312)
ILXA Receivables Loan (1)(3)	4,985	10.0%	8/31/2015	2,691	—		5,832
Island One Quorum Funding Facility (1)	4,270	8.0%	1/30/2015	5,010	—		—
Island One Receivables Loan (1)	4,105	7.0%	5/24/2016	5,761	—		—
Island One Conduit Facility (1)	107	7.4%	9/30/2016	908	—		—
Tempus Receivables Loan (1)(3)	—			—	—		44,027
Payments in transit (1)(3)	—			—	—		(1,150)
10% participation interest (Tempus Acquisition, LLC) (1)(3)	—			—	—		(5,945)
Total Securitization Notes and Funding Facilities	330,062			394,318	43,932		256,302
Total	$735,570			$394,318	$53,932		$810,699

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

See Note 15—Borrowings to our condensed consolidated financial statements included elsewhere in this report for additional information on indebtedness incurred by us.
Senior Secured Notes. On August 13, 2010, we completed the issuance of the $425.0 million Senior Secured Notes. The Senior Secured Notes carry an interest rate of 12.0% and were issued with an original issue discount of 2.5%, or $10.6 million. Interest payments are due in arrears on February 15 and August 15 of each year, commencing February 15, 2011. The Senior Secured Notes mature in August 2018 and may be redeemed by us at any time pursuant to the terms of the Senior Secured Notes. If we redeem, in whole or in part, the Senior Secured Notes prior to August 2014, the redemption price will be the face value of the Senior Secured Notes plus accrued and unpaid interest and an applicable premium. If we redeem all or part of the Senior Secured Notes on or after August 2014, the redemption price will be 106% of the face value of the Senior Secured Notes, subject to decreases over the next two years.
On August 23, 2013, DRC completed its Tender Offer as required by the Notes Indenture in the event of an IPO. Holders who validly tendered their Notes received $1,120 per $1,000 principal amount of Senior Secured Notes, plus accrued and unpaid interest to (but excluding) the date of purchase. Senior Secured Notes in an aggregate principal amount of $374.4 million remained outstanding as of September 30, 2013 following the completion of the Tender Offer.
The Notes Indenture contains covenants that limit our ability to: (i) incur additional indebtedness or issue certain preferred shares; (ii) create liens; (iii) pay dividends or make other equity distributions; (iv) purchase or redeem capital stock or subordinated debt; (v) make certain investments; (vi) sell assets; (vii) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and (viii) engage in transactions with affiliates. As of September 30, 2013, we were in compliance with the above covenants.
Covenants limiting our ability to incur indebtedness or liens and covenants requiring us to offer to repurchase the Senior Secured Notes are determined by reference to Adjusted EBITDA for us and our restricted subsidiaries. Our restricted subsidiaries are all of our subsidiaries other than certain subsidiaries that we have designated as unrestricted subsidiaries in accordance with the Notes Indenture. As of September 30, 2013 and December 31, 2012, our unrestricted subsidiaries included our special purpose subsidiaries formed for the purpose of acquiring assets and assuming related liabilities in connection with strategic acquisitions (including ILX Acquisition Inc. and its subsidiaries; Tempus Acquisition, LLC and its subsidiaries; DPM Acquisition, LLC and its subsidiaries; and Aegean Blue Holdings Plc and its subsidiaries), as well as FLRX Inc. ("FLRX") (which currently conducts no operations and has no material assets other than an indirect interest in two undeveloped real estate parcels in Mexico) and its subsidiaries. Neither we nor any of our restricted subsidiaries has assumed or guaranteed the indebtedness of any of our unrestricted subsidiaries. See “Commitments and Contingencies—FLRX Litigation” for further detail regarding FLRX Inc. and “Use of Special-Purpose Subsidiaries” for a description of our use of special purpose subsidiaries.
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
Adjusted EBITDA for us and our restricted subsidiaries is derived from our consolidated Adjusted EBITDA, which we calculate in accordance with the Notes Indenture as our net income (loss), plus: (i) corporate interest expense; (ii) provision (benefit) for income taxes; (iii) depreciation and amortization; (iv) Vacation Interest cost of sales; (v) loss on extinguishment of debt; (vi) impairments and other non-cash write-offs; (vii) loss on the disposal of assets; (viii) amortization of loan origination costs; (ix) amortization of net portfolio premiums; and (x) stock-based compensation; less (a) gain on the disposal of assets; (b) gain on bargain purchase from business combination; and (c) amortization of net portfolio discounts. Adjusted EBITDA is a non-United States generally accepted accounting principles ("U.S. GAAP") financial measure and should not be considered in isolation, or as an alternative to net cash provided by (used in) operating activities or any other measure of liquidity, or as an alternative to net income (loss), operating income (loss) or any other measure of financial performance, in any such case calculated and presented in accordance with U.S. GAAP. Provided below is additional information regarding the calculation of Adjusted EBITDA for purposes of the Notes Indenture.
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
Vacation Interest sales revenue does not accrue until collectability is reasonably assured, and is not subject to cumulative adjustments similar to those required in determining Vacation Interest cost of sales pursuant to ASC 978. As a result, Vacation Interest sales revenue is included in the calculation of Adjusted EBITDA, even though Vacation Interest cost of sales is excluded from such calculation.
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
Stock-based compensation is excluded from our Adjusted EBITDA calculation because it represents a non-cash item. We calculate our stock-based compensation utilizing the Black-Scholes option pricing model that is dependent on management's estimate on the expected volatility, the average expected option life, the risk-free interest rate, the expected annual dividend per share and the annual forfeiture rate. A small change in any of the estimates could have a material impact on the stock-based compensation. Accordingly, stock-based compensation can vary greatly from company to company and across periods for the same company.

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
The following tables present Adjusted EBITDA for us and our restricted subsidiaries, as calculated in accordance with, and for purposes of covenants contained in, the Notes Indenture, reconciled to each of (1) our net cash provided by operating activities and (2) our net income (loss). The tables below present this reconciliation on an actual basis for the three and nine months ended September 30, 2013 and 2012 and for the 12 months ended September 30, 2013 (LTM). Our net cash provided by operating activities and certain other financial data for the three months ended September 30, 2013 and 2012 is calculated by subtracting the applicable amount for the six months ended June 30, 2013 and 2012, respectively, from the corresponding amount for the nine months ended September 30, 2013 and 2012, respectively. LTM is calculated by adding the applicable financial data for the nine months ended September 30, 2013 to the corresponding amount for the year ended December 31, 2012, and then subtracting the corresponding amount for the nine months ended September 30, 2012. LTM Adjusted EBITDA is presented because, as discussed above, the covenants in the Notes Indenture restricting the incurrence of indebtedness and liens are based upon Adjusted EBITDA for us and our restricted subsidiaries for the four most recently ended fiscal quarters.

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2013	2012	2013	2012	2013
	(In thousands)
Net cash (used in) provided by operating activities	$(12,981)	$(5,251)	$(5,777)	$25,339	$(6,516)
(Benefit) provision for income taxes	(7,626)	340	(6,777)	(13,353)	(7,734)
Provision for uncollectible Vacation Interest sales revenue(a)	(13,851)	(6,276)	(29,731)	(16,093)	(39,095)
Amortization of capitalized financing costs and original issue discounts(a)	(1,804)	(1,660)	(5,607)	(4,742)	(7,158)
Deferred income taxes(b)	8,040	159	8,040	13,612	7,438
Gain (loss) on foreign currency(c)	3	154	(215)	98	(426)
Gain on mortgage purchase(a)	33	7	71	26	72
Unrealized loss on derivative instruments(d)	(657)	—	(657)	—	(657)
Unrealized loss on post-retirement benefit plan(e)	(774)	—	(774)	—	(774)
Gain on insurance settlement(f)	—	—	2,876	—	2,876
Corporate interest expense(g)	16,658	20,254	58,110	55,718	79,814
Change in operating assets and liabilities excluding acquisitions(h)	54,757	7,797	99,654	(356)	112,193
Vacation Interest cost of sales(i)	18,605	16,778	45,451	17,175	60,426
Adjusted EBITDA - Consolidated	60,403	32,302	164,664	77,424	200,459
Less: Adjusted EBITDA - Unrestricted Subsidiaries(j)	7,917	756	20,930	3,333	26,554
Plus: Intercompany elimination(k)	8,099	7,172	21,756	13,586	27,228
Adjusted EBITDA - Diamond Resorts Parent, LLC and Restricted Subsidiaries	$60,585	$38,718	$165,490	$87,677	$201,133

(a)    Represents non-cash charge or gain.
(b)    Represents the deferred income tax liability arising from the difference between the treatment for financial reporting purposes as compared to income tax return purposes, primarily related to the Island One Acquisition in 2013 and the PMR Acquisition in 2012 .

(c)
Represents net realized gains (losses) on foreign exchange transactions settled at favorable (unfavorable) exchange rates and unrealized net gains (losses) resulting from the appreciation (devaluation) of foreign currency-denominated assets and liabilities.

(d)	Represents the effects of the changes in mark-to-market valuations of derivative liabilities.

(e)	Represents unrealized loss on our post-retirement benefit plan related to a collective labor agreement entered into with the employees of our two resorts in St. Maarten.

(f)	Represents insurance settlements received in connection with property damage claims or reimbursement of defense costs related to litigation.
(g)    Represents corporate interest expense; does not include interest expense related to non-recourse indebtedness incurred by our special-purpose subsidiaries that is secured by our VOI consumer loans.
(h)    Represents the net change in operating assets and liabilities excluding acquisitions, as computed directly from the statements of cash flows. Vacation Interest cost of sales is included in the net changes in unsold Vacation Interests, net, as presented in the statements of cash flows.
(i)    We record Vacation Interest cost of sales using the relative sales value method in accordance with ASC 978, which requires us to make significant estimates which are subject to significant uncertainty. In determining the appropriate amount of costs using the relative sales value method, we rely on complex, multi-year financial models that incorporate a variety of estimated inputs. These models are reviewed on a regular basis, and the relevant estimates used in the models are revised based upon historical results and management's new estimates.
(j)     Represents the Adjusted EBITDA of unrestricted subsidiaries as defined in, and calculated in accordance with, the Notes Indenture.
(k)     Represents the elimination of revenues and expenses related to agreements entered into between our restricted and unrestricted subsidiaries. The agreements include service agreements for sales and marketing management (terminated on July 24, 2013), resort management, reservation services and portfolio management, whereby certain restricted subsidiaries operate these functions on behalf of the unrestricted subsidiaries for a fee. In addition to these service agreements, we have also entered into intercompany sales agreements, whereby certain restricted subsidiaries purchase unsold Vacation Interests from unrestricted subsidiaries.

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2013	2012	2013	2012	2013
	(In thousands)
Net (loss) income	$(26,327)	$(11,645)	$(6,098)	$25,391	$(17,846)
Plus: Corporate interest expense(a)	16,658	20,254	58,110	55,718	79,814
(Benefit) provision for income taxes	(7,626)	340	(6,777)	(13,353)	(7,734)
Depreciation and amortization(b)	7,583	5,205	19,912	13,379	25,390
Vacation Interest cost of sales(c)	18,605	16,778	45,451	17,175	60,426
Loss on extinguishment of debt(c)	13,383	—	13,383	—	13,383
Impairments and other non-cash write-offs(b)	1,200	401	1,279	390	1,898
Gain on the disposal of assets(b)	(585)	(122)	(673)	(218)	(1,060)
(Gain) adjustment on bargain purchase from business combinations(d)	(2,756)	115	(2,726)	(22,634)	(702)
Amortization of loan origination costs(b)	1,408	896	3,876	2,391	4,780
Amortization of net portfolio premium (discounts)(b)	365	80	432	(815)	294
Stock-based compensation(e)	38,495	—	38,495	—	41,816
Adjusted EBITDA - Consolidated	60,403	32,302	164,664	77,424	200,459
Less: Adjusted EBITDA - Unrestricted Subsidiaries(f)	7,917	756	20,930	3,333	26,554
Plus: Adjusted EBITDA - Intercompany elimination(g)	8,099	7,172	21,756	13,586	27,228
Adjusted EBITDA - Diamond Resorts Parent, LLC and Restricted Subsidiaries	$60,585	$38,718	$165,490	$87,677	$201,133

(a)	Corporate interest expense does not include interest expense related to non-recourse indebtedness incurred by our special-purpose vehicles that is secured by our VOI consumer loans.

(b)	These items represent non-cash charges/gains.

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

(d)
Represents the amount by which the fair value of the assets acquired net of the liabilities assumed in the PMR Service Companies Acquisition and the PMR Acquisition exceeded the respective purchase prices in 2013 and 2012, respectively.

(e)	Represents the non-cash charge related to stock-based compensation due to stock options exercisable for 6.4 million shares of common stock we issued in connection with the IPO.

(f)	Represents the Adjusted EBITDA of unrestricted subsidiaries as defined in, and calculated in accordance with, the Notes Indenture.
(g) Represents the elimination of revenues and expenses related to agreements entered into between our restricted and unrestricted subsidiaries. The significant agreements include service agreements for sales and marketing management, resort management, reservation services and portfolio management, whereby certain restricted subsidiaries operate these functions on behalf of the unrestricted subsidiaries for a fee. In addition to these service agreements, we have also entered into intercompany sales agreements, whereby certain restricted subsidiaries purchase unsold Vacation Interests from unrestricted subsidiaries.
Conduit Facility, 2009 Securitization, 2011 Securitization, 2013 Securitization, and Tempus 2013 Notes. On November 3, 2008, we entered into agreements for our Conduit Facility, pursuant to which we issued secured VOI receivable-backed variable funding notes designated Diamond Resorts Issuer 2008 LLC Variable Funding Notes in an aggregate principal amount not to exceed $215.4 million, which was decreased to $200.0 million, $73.4 million and $64.6 million on March 27, 2009, October 15, 2009 and August 31, 2010, respectively. On October 14, 2011, we entered into an amended and restated Conduit Facility agreement that extended the maturity date of the facility to April 12, 2013. On April 11, 2013, we entered into another amended and restated the Conduit Facility agreement that extended the maturity date of the facility to April 10, 2015. That amended and restated Conduit Facility provided for a $125.0 million, 24-month facility that is annually renewable for 364-day periods at the election of the lenders, bears interest at either LIBOR or the commercial paper rate (each having a floor of 0.50%) plus 3.25% and has a non-use fee of 0.75%. The overall advance rate on loans receivable in the portfolio is limited to 85% of the aggregate face value of the eligible loans. On October 18, 2013, we entered into an amended and restated Conduit Facility agreement to temporarily increase the maximum facility balance under the Conduit Facility from $125.0 million to $180.0 million. See "Note 27—Subsequent Events" of our condensed consolidated financial statements included elsewhere in this quarterly report for additional detail.
In July 2010, we entered into an interest rate cap agreement to manage our exposure to interest rate increases associated with the Conduit Facility. During the year ended December 31, 2012, we entered into a series of interest rate cap agreements to further limit our exposure to interest rate increases associated with the Conduit Facility. During the three months ended September 30, 2013, we entered into two interest rate swap agreements. See "Note 3—Concentrations of Risk" to our condensed consolidated financial statements included elsewhere in this report and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" below for further detail on these cap agreements.
The Conduit Facility is subject to covenants including the maintenance of specific financial ratios. The financial ratio covenants consist of a minimum consolidated interest coverage ratio of at least 1.5 to 1.0 as of the measurement date and a maximum consolidated leverage ratio not to exceed 5.0 to 1.0 on each measurement date. The consolidated interest coverage ratio is calculated by dividing Consolidated EBITDA (as defined in the credit agreement) by Consolidated Interest Expense (as defined in the credit agreement); both are measured on a trailing 12-month basis preceding the measurement date. As of September 30, 2013, our interest coverage ratio was 4.17x. The consolidated leverage ratio is calculated by dividing Total Funded Debt (as defined in the credit agreement) minus unrestricted cash and cash equivalents as of the measurement date by Consolidated EBITDA as measured on a trailing 12-month basis preceding the measurement date. As of September 30, 2013, our consolidated leverage ratio was 1.86x. Covenants in the Conduit Facility also include a minimum liquidity requirement. The total liquidity covenant stipulates that our aggregate unrestricted cash and cash equivalents as of the measurement date must exceed $10.0 million through the Commitment Expiration Date. As of September 30, 2013, our unrestricted cash and cash equivalents under the non-special-purpose subsidiaries was $22.9 million, which was $12.9 million higher than the minimum requirement. As of September 30, 2013, we were in compliance with all of these covenants.
On October 15, 2009, we completed our 2009 securitization transaction and issued two consumer loan backed notes designated as the DROT 2009 Class A Notes and the DROT 2009 Class B Notes, (together, the "DROT 2009 Notes"). The DROT 2009 Class A Notes carried an interest rate of 9.3% and had an initial face value of $169.2 million. The DROT 2009 Class B Notes carried an interest rate of 12.0% and had an initial face value of $12.8 million. The DROT 2009 Notes had an original maturity date of March 20, 2026. The net proceeds received were $181.1 million compared to the $182.0 million face value, and we recorded the $0.9 million difference as an original issue discount on the securitization notes payable. Also on October 15, 2009, we used the proceeds from the DROT 2009 Notes to pay down the $148.9 million then-outstanding principal balance under our Conduit Facility, along with requisite accrued interest and fees associated with both conduit facilities. On October 21, 2013, we redeemed all of the DROT 2009 Class A Notes and Class B Notes at an aggregate redemption price of $24.4 million and $1.8 million, respectively, by using the proceeds from borrowings under the Conduit Facility.
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
On September 20, 2013, we completed a securitization transaction and issued the Diamond Resorts Tempus Owner Trust 2013 Notes with a face value of $31.0 million (the "Tempus 2013 Notes"). The notes bear interest at a rate of 6.0% per annum and mature on December 20, 2023. The proceeds from the Tempus 2013 Notes were used to pay off in full the then-outstanding principal balances and accrued interest and fees under the Tempus Receivables Loan and Notes Payable—RFA fees.

Quorum Facility. Our subsidiary, DRI Quorum 2010, LLC (“DRI Quorum”), entered into a Loan Sale and Servicing Agreement (the “LSSA"), dated as of April 30, 2010 with Quorum, as purchaser. The LSSA and related documents provide for an aggregate minimum $40.0 million loan sale facility and joint marketing venture where DRI Quorum may sell eligible consumer loans and in-transit loans to Quorum on a non-recourse, permanent basis, provided that the underlying consumer obligor is a Quorum credit union member. The joint marketing venture has a minimum term of two years, and the LSSA provides for a purchase period of two years. The purchase price payment and the program purchase fee are each determined at the time that the loan is sold to Quorum. To the extent excess funds remain after payment of the sold loans at Quorum’s purchase price, such excess funds are required to be remitted to us as a deferred purchase price payment. The LSSA was amended on April 27, 2012 to increase the aggregate minimum committed amount of the Quorum Facility to $60.0 million. The LSSA was further amended and restated effective as of December 31, 2012 to increase the aggregate minimum committed amount of the Quorum Facility to $80.0 million and to extend the term of the agreement to December 31, 2015; provided that Quorum may further extend the term for additional one-year periods by written notice. Through September 30, 2013, the weighted average purchase price payment was 89.7% of the obligor loan amount and the weighted average program purchase fee was 5.9%.
ILXA Receivables Loan and Inventory Loan. On August 31, 2010, we completed the ILX Acquisition through our wholly-owned subsidiary, ILX Acquisition, Inc. (“ILXA”). In connection with the ILX Acquisition, ILXA entered into an Inventory Loan and Security Agreement (“ILXA Inventory Loan”) and a Receivables Loan and Security Agreement (“ILXA Receivables Loan”) with Textron Financial Corporation. The ILXA Inventory Loan is a non-revolving credit facility in the maximum principal amount of $23.0 million at an interest rate of 7.5%. The ILXA Receivables Loan is a receivables facility with an initial principal amount of $11.9 million at an interest rate of 10.0% and is collateralized by mortgages and contracts receivable of ILXA. Both loans mature on August 31, 2015. The proceeds from these loans were used to fund the ILX Acquisition. ILXA and each of its wholly-owned subsidiaries are special-purpose subsidiaries.
Tempus Acquisition Loan and Tempus Resorts Acquisition Financing. On July 1, 2011, we completed the Tempus Resorts Acquisition through Mystic Dunes, LLC, a wholly-owned subsidiary of Tempus Acquisition, LLC. In order to fund the Tempus Resorts Acquisition, Tempus Acquisition, LLC entered into a Loan and Security Agreement with Guggenheim Corporate Funding, LLC, as administrative agent for the lenders, which include affiliates of, or funds or accounts managed or advised by, Guggenheim Partners, LLC, which is an affiliate of DRP Holdco, LLC (the "Guggenheim Investor"), and Silver Rock Financial LLC, which is an affiliate of one of our investors (the “Tempus Acquisition Loan”). The Tempus Acquisition Loan was collateralized by all assets of Tempus Acquisition, LLC. The Tempus Acquisition Loan was initially in an aggregate principal amount of $41.1 million (which included a $5.5 million revolving loan). The Tempus Acquisition Loan bore interest at a rate of 18.0% (of which an amount equal to not less than 10.0% per annum was paid in cash on a quarterly basis and the remaining accrued amount was to be paid, at our election, in cash or in kind by adding the applicable accrued amount to principal), and was scheduled to mature on June 30, 2015. In addition, Tempus Acquisition, LLC paid a 2.0% closing fee based on the initial Tempus Acquisition Loan balance as of July 1, 2011 and was also required to make an exit fee payment for up to 10% of the initial Tempus Acquisition Loan balance upon the final payment-in-full of the outstanding balance under the loan. Tempus Acquisition, LLC was required to make principal prepayments equal to (i) on a monthly basis, 40% of the aggregate interval purchase price received by Mystic Dunes, LLC in the prior month, (ii) within one business day of receipt, net participation proceeds payments less amounts attributable to interest paid, generated by Tempus Acquisition, LLC's acquisition of a participating interest in the Tempus Receivables Loan (as defined below), (iii) 100% of excess cash flow from the Tempus Resorts Acquisition and the Aegean Blue Acquisition, commencing with the quarter ending December 31, 2012, and (iv) $0.3 million, payable monthly, commencing in January 2013. Within 30 days after the end of each calendar year commencing with calendar year 2012, Tempus Acquisition, LLC was also required to make an additional prepayment in an amount equal to the difference between the aggregate principal prepayments paid in the calendar year and $5.0 million, such that a minimum of $5.0 million in aggregate annual principal reductions were made. On September 28, 2012, Tempus Acquisition, LLC amended the Loan and Security Agreement to terminate the revolving loan and transfer the then-outstanding balance under the revolving loan to the term loans. On October 4, 2012, Tempus Acquisition, LLC further amended the Loan and Security Agreement to provide an additional $6.6 million borrowing under the term loans to fund the Aegean Blue Acquisition. The Tempus Acquisition Loan was further amended on November 20, 2012 and December 31, 2012 to increase the term loans by $2.5 million and $5.0 million, respectively, to pay separation payments to principals of the Mystic Dunes resorts, and to fund guaranties and indemnities required to be paid to Mystic Dunes, LLC's HOAs. Some of the investment advisory clients of Wellington Management Company, LLP, which are investors in our company, became lenders under this credit facility in connection with the December 2012 amendment to the Tempus Acquisition Loan.
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
On July 24, 2013, we repaid all outstanding indebtedness under the Tempus Acquisition Loan in the amount of $46.7 million, along with $0.6 million in accrued interest and $2.7 million in exit fees and other fees, using the proceeds from the IPO. In addition, the Mystic Dunes Loan was paid off in full.
On July 1, 2011, Mystic Dunes Receivables, LLC, a subsidiary of Mystic Dunes, LLC, entered into a Loan and Security Agreement with Resort Finance America, LLC (the “Tempus Receivables Loan”). The Tempus Receivables Loan was a receivables credit facility in the amount of $74.5 million, collateralized by mortgages and contracts receivable acquired in the Tempus Resorts Acquisition. All cash flows received from customer payments, including principal, interest and miscellaneous fees (net of contractual servicing costs) were used to pay the principal and accrued interest balances on the Tempus Receivables Loan. In addition, Mystic Dunes Receivables, LLC was required to make additional principal payments in the event the aging status of the receivables in the underlying portfolio did not meet certain requirements. During the nine months ended September 30, 2013 and 2012, Mystic Dunes, LLC made additional principal payments of $0.3 million and $0.1 million, respectively, pursuant to this requirement. The Tempus Receivables Loan bore interest at a rate that was the higher of (i) one-month LIBOR plus 7.0% or (ii) 10%, adjusted monthly, and was scheduled to mature on July 1, 2015. Furthermore, we were obligated to pay Resort Finance America, LLC an initial defaulted timeshare loans release fee over 36 months from August 2011 through June 2014 ("Notes Payable—RFA fees"). The fee was recorded at fair value as of July 1, 2011, using a discount rate of 10%.
On September 20, 2013, the Tempus Receivables Loan and Notes Payable—RFA fees were paid off in full using the proceeds from the Tempus 2013 Notes.
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
The PMR Acquisition Loan provided that, (i) DPMA was required to pay quarterly (a) to the administrative agent, for its own account, an administration fee, and (b) to Guggenheim Corporate Funding, LLC, for the benefit of the lenders with commitments to make revolving loans there under, an unused line fee based upon each such lender's commitment to provide revolving loans and the then outstanding principal amount of such lender's revolving loan, (ii) DPMA was required to make certain mandatory monthly and quarterly prepayments of amounts borrowed under the PMR Acquisition Loan, and (iii) on the maturity date for the term loan, if not paid earlier in accordance therewith, DPMA was required to pay an exit fee of up to 10.0% of the initial loan amount. On the closing date for the PMR Acquisition, pursuant to the PMR Acquisition Loan, DPMA paid a closing fee of approximately $2.1 million to the administrative agent and certain lenders party thereto. The proceeds of the PMR Acquisition Loan were used to fund the purchase price for the PMR Acquisition and associated closing costs.

On September 28, 2012, DPMA amended the Loan and Security Agreement to terminate the revolving loan and transfer the then-outstanding balance under the revolving loan to the term loan.
On July 24, 2013, we repaid all outstanding indebtedness under the PMR Acquisition Loan in the amount of $58.3 million, along with $0.8 million in accrued interest and $3.1 million in exit fees and other fees, using the proceeds from the IPO.
On May 21, 2012, DPMA also entered into an Inventory Loan and Security Agreement (the "DPM Inventory Loan") with RFA PMR LoanCo, LLC. The DPM Inventory Loan provides debt financing for a portion of the purchase price of the defaulted receivables to be purchased by DPMA pursuant to a collateral recovery and repurchase agreement entered into between DPMA and an affiliate of RFA PMR LoanCo, LLC in connection with the PMR Acquisition. The interest rate is a variable rate equal to the sum of LIBOR plus 6.0% per annum; provided that LIBOR is never less than 2.0% or greater than 4.0% per annum.
DPMA and each of its wholly-owned subsidiaries are special-purpose subsidiaries.

Revolving Credit Facility. On September 11, 2013, we entered into a $25.0 million revolving credit facility with an affiliate of Credit Suisse AG, acting as administrative agent for a group of lenders (the “Revolving Credit Facility”). The Revolving Credit Facility provides that, subject to customary borrowing conditions, we may, from time to time prior to the fourth anniversary of the effective date of the Revolving Credit Facility, borrow, repay and re-borrow loans in an aggregate amount outstanding at any time not to exceed $25.0 million, and borrowings under the Revolving Credit Facility will bear interest, at our option, at a variable rate equal to the sum of LIBOR plus 4.0% per annum or an adjusted base rate plus 3% per annum. The Revolving Credit Facility is subject to negative covenants generally consistent with the negative covenants applicable to the Senior Secured Notes. The repayment of borrowings and certain other obligations under the Revolving Credit Facility is secured on a pari passu basis by the collateral that secures the Senior Secured Notes. On October 25, 2013, the Company paid off in full the $15.0 million then-outstanding principal balance under the Revolving Credit Facility using the proceeds from borrowings under the Conduit Facility.
Island One Borrowings. In connection with the Island One Acquisition completed on July 24, 2013, we assumed the loan sale agreement entered into on January 31, 2012 with Quorum that provides for an aggregate minimum $15.0 million loan sale facility (the "Island One Quorum Funding Facility") under which eligible consumer loans and in-transit loans are sold to Quorum on a non-recourse, permanent basis, provided that the underlying consumer obligor is a Quorum credit union member. The Island One Quorum Funding Facility provides for a purchase period of three years at a variable program fee of the published Wall street Journal prime rate plus 6.0%, with a floor of 8.0%. The loan purchase commitment is conditional upon certain portfolio delinquency and default performance measurements.
In addition, we assumed a mortgage-backed loan (the "Island One Receivables Loan") that bore interest at the published Wall street Journal prime rate plus 5.5%, with a floor of 7.0%. The Island One Receivables Loan was scheduled to mature on May 27, 2016 and was collateralized by certain consumer loan portfolios. The advance rates on loans receivable in the portfolio were limited to 70.0% to 90.0% of the face value of the eligible loans depending upon the credit quality of the underlying mortgages. The Island One Receivables Loan was subject to certain financial covenants, including a minimum tangible net worth and a maximum debt to tangible net worth ratio. On October 28, 2013, the Company paid off in full the then-outstanding principal balance under the Island One Receivables Loan in an amount equal to $4.1 million using the Company's general corporate funds.
Furthermore, we assumed a conduit facility that matures on September 30, 2016 (the "Island One Conduit Facility"). The Island One Conduit Facility bears interest rate at 7.4% per annum and is secured by certain consumer loan portfolios and guaranteed by Island One, Inc. We are required to make mandatory monthly principal payments based upon the aggregate remaining outstanding principal balance of the eligible underlying collateral. Under the terms of the Island One Conduit Facility, we may, subject to certain limitations, repurchase defaulted receivables or make additional principal payments.
We also assumed a note payable secured by certain real property in Orlando, Florida (the "Island One Note Payable"). The loan bears interest at 5.0% per annum and requires monthly principal and interest payments, with the final balloon payment due May 27, 2016.
Except with respect to the Senior Secured Notes, a substantial amount of our indebtedness, including the DROT 2011 Notes, the DROT 2013 Notes, the Conduit Facility, the Quorum Facility, the ILXA Receivables Loan, the ILXA Inventory Loan, the Tempus 2013 Notes, the Tempus Inventory Loan, the DPM Inventory Loan, the Island One Quorum Funding Facility, the Island One Receivables Loan and the Island One Conduit Facility, is non-recourse. Our securitizations represent debt that is securitized through bankruptcy-remote special-purpose entities, the creditors of which have no recourse to DRII, DRP or DRC for principal or interest. The funds received from the obligors of our consumer loans are directly used to pay the principal and interest due on the securitization notes.

Notes Payable. We finance premiums on certain insurance policies under unsecured notes. These unsecured notes will mature in December 2013 and February 2014, and each carries an interest rate of 3.2% per annum. In addition, we purchased certain software licenses during the year ended December 31, 2012, with monthly interest-free payments due for the next two years, and this obligation was recorded at fair value using a discount rate of 5.7%.
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
Deferred Taxes. As of September 30, 2013, we had available approximately $233.3 million of unused federal net operating loss carry-forwards, $203.4 million of unused state net operating loss carry-forwards, and $168.5 million of foreign net operating loss carry-forwards with expiration dates from 2017 through 2033 (except for certain foreign net operating loss carry-forwards that do not expire) that may be applied against future taxable income, subject to certain limitations.
Due to the IPO and the resulting change in ownership, our federal net operating losses will be limited with a prorated limitation in 2013 and an additional $29.5 million becomes available each year. State net operating loss carry-forwards are also available for use subject to similar limitations in many cases.
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
On May 18, 2012, the case was removed to the U.S. District Court for the Western District of Washington, Case No. 2:12-cv-00870. On August 29, 2012, DRC filed an answer to the complaint, denying all material allegations therein and raising various affirmative defenses. On September 24, 2012, the court entered an order dismissing DRP. The court has set the case for trial on December 3, 2013. DRC has filed a motion for summary judgment. The court has not yet ruled on that motion.
Although we believe that we will not have any material liability when these matters are ultimately resolved, there can be no assurance that this will be the case. As of September 30, 2013, we had an estimated litigation accrual of $0.9 million in accrued liabilities in the accompanying condensed consolidated balance sheet, which represents the write-down of FLRX’s investment in subsidiaries to $0. Legal fees associated with these cases are expensed as incurred.

Off-Balance Sheet Arrangements. As of September 30, 2013, we did not have any off-balance sheet arrangements (as defined in Item 303(a)(4) of Regulation S-K).
Contractual Obligations. The following table presents obligations and commitments to make future payments under contracts and under contingent commitments as of September 30, 2013 (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Revolving Credit Facility	$17,476	$627	$1,255	$15,594	$—
Senior Secured Notes, including interest payable	593,487	44,933	89,866	458,688	—
Securitization notes payable, including interest payable (1)	238,851	122,023	111,908	4,920	—
Conduit Facility, including interest payable (1)	109,246	47,220	62,026	—	—
Notes payable, including interest payable	26,504	12,087	10,827	2,329	1,261
Purchase obligations	2,332	2,332	—	—	—
Operating lease obligations	36,039	10,177	13,629	11,444	789
Total	$1,023,935	$239,399	$289,511	$492,975	$2,050
 ______________________
 (1) Assumes certain estimates for payments and cancellations on collateralized outstanding mortgage receivables.
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

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenue
North America	$168,172	$131,358	$459,457	$341,003
Europe	23,430	11,354	59,470	32,103
Total Revenues	$191,602	$142,712	$518,927	$373,106

	September 30, 2013	December 31, 2012
Mortgages and contracts receivable, net
North America	$374,142	$310,955
Europe	3,371	1,977
Total mortgages and contracts receivable, net	$377,513	$312,932

Unsold Vacation Interests, net
North America	$258,824	$275,352
Europe	42,885	40,515
Total unsold Vacation Interests, net	$301,709	$315,867

Property and equipment, net
North America	$56,803	$50,643
Europe	4,415	4,477
Total property and equipment, net	$61,218	$55,120

Goodwill and intangible assets, net
North America	$223,852	$103,141
Europe	7,273	9,357
Total goodwill and intangible assets, net	$231,125	$112,498

Total long-term assets, net
North America	$913,621	$740,091
Europe	57,944	56,326
Total long-term assets, net	$971,565	$796,417

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
Vacation Interest Sales Revenue Recognition
With respect to our recognition of revenue from VOI sales, we follow the guidelines included in ASC 978. Under ASC 978, Vacation Interest sales revenue is divided into separate components that include the revenue earned on the sale of the VOI and the revenue earned on the sales incentive given to the customer as motivation to purchase the VOI. Each component is treated as a separate transaction but both are recorded in Vacation Interest sales line of our statement of operations and comprehensive income (loss). In order to recognize revenue on the sale of VOIs, ASC 978 requires a demonstration of a buyer's commitment (generally a cash payment of 10% of the purchase price plus the value of any sales incentives provided). A buyer's down payment and subsequent mortgage payments are adequate to demonstrate a commitment to pay for the VOI once 10% of the purchase price plus the value of the incentives provided to consummate a VOI transaction has been covered. We recognize sales of VOIs on an accrual basis after (i) a binding sales contract has been executed; (ii) the buyer has adequately demonstrated a commitment to pay for the VOI; (iii) the rescission period required under applicable law has expired; (iv) collectability of the receivable representing the remainder of the sales price is reasonably assured; and (v) we have completed substantially all of our obligations with respect to any development related to the real estate sold (i.e., construction has been substantially completed and certain minimum project sales levels have been met). If the buyer's commitment has not met ASC 978 guidelines, the VOI sales revenue and related Vacation Interest cost of sales and direct selling costs are deferred and recognized under the installment method until the buyer's commitment is satisfied, at which time the remaining amount of the sale is recognized. The net deferred revenue is recorded as a reduction to mortgages and contracts receivable on our balance sheet. Under ASC 978, the provision for uncollectible Vacation Interest sales revenue is recorded as a reduction of Vacation Interest sales revenue.
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
The mortgages and contracts receivable we acquired on April 27, 2007 in connection with the Sunterra Corporation acquisition, on August 31, 2010 in connection with the ILX Acquisition, on July 1, 2011 in connection with the Tempus Resorts Acquisition, on May 21, 2012 in connection with the PMR Acquisition, on October 5, 2012 in connection with the Aegean Blue Acquisition and on July 24, 2013 in connection with the Island One Acquisition are each accounted for separately as an acquired pool of loans. Any discount or premium associated with each pool of loans is amortized using an amortization method that approximates the effective interest method.
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
We recorded a deferred tax asset as a result of net operating losses incurred (the use of which for tax purposes are subject to limitations). As a result of uncertainties regarding our ability to utilize our net operating loss carry forwards, we maintain a valuation allowance against the balance of our deferred tax assets.
Accounting standards regarding uncertainty in income taxes provide a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on examination, based solely on the technical merits. The second step is to measure the tax benefit as the largest amount which is more than 50% likely, based solely on the technical merits, of being sustained on examination. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.

Stock-based Compensation Expense
We account for the stock-based compensation issued to our employees in accordance with ASC 718, "Compensation - Stock Compensation" ("ASC 718"). For a stock-based award with service-only vesting conditions, we measure compensation expense at fair value on the grant date and recognize this expense in the statement of operations and comprehensive income (loss) over the vesting period during which our employees provide service in exchange for the award.
We account for its stock-based compensation issued to employees of Hospitality Management and Consulting Service, LLC ("HM&C"), a Nevada limited liability company, in accordance with ASC 505-50, "Equity-Based Payments to Non-Employees." Pursuant to a services agreement that we entered into with HM&C effective as of December 31, 2010 (as amended and restated effective as of December 31, 2012, the “HM&C Agreement”), HM&C provides certain services to us, including the services of Messrs. Cloobeck, Palmer, Bentley, Lanznar and approximately 40 other employees.
The fair value of an equity instrument issued to employees of HM&C is measured by using the stock price and other measurement assumptions as of the date at the earlier of: (i) a commitment for performance by the employees of HM&C has been reached; or (ii) the performance by employees of HM&C is complete. Accordingly, these grants are re-measured at each balance sheet date as additional services are performed.
Significant estimates were used by us to estimate compensation expense related to stock options issued by us to our employees and employees of HM&C under the Diamond Resorts International, Inc. 2013 Incentive Compensation Plan. We utilize the Black-Scholes option-pricing model to estimate the fair value of the stock options granted. Some of the assumptions that require significant estimates are: (i) expected volatility, which was calculated based on the historical volatility of the stock prices for a group of identified peer companies for the expected term of the stock options granted (which is significantly greater than the volatility of the S&P 500® index as a whole during the same period) due to our lack of historical stock trading prices; (ii) average expected option life, which represents the period of time the stock options are expected to be outstanding at the issuance date based on management’s estimate, and (iii) annual forfeiture rate, which represents a portion of the grants expected to expire prior to vesting due to employee terminations.

In accordance with SEC Staff Accounting Bulletins Topic 14, we record stock-based compensation to the same line item on the statement of operations and comprehensive income (loss) as the grantees' cash compensation. In addition, we record stock-based compensation to the same business segment on the statement of operations and comprehensive income (loss)
as the grantees' cash compensation for segment reporting purposes in accordance with ASC 280, "Segment Reporting."

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
Interest Rate Risk. Historically, we have been exposed to interest rate risk through our variable rate indebtedness, including our Funding Facilities discussed above, which we have attempted to manage through the use of derivative financial instruments. For example, we are required to hedge 90% of the outstanding note balance under our Conduit Facility. We do not hold or issue financial instruments for trading purposes and do not enter into derivative transactions that would be considered speculative positions. At September 30, 2013, our derivative financial instruments consisted of two interest rate swap agreements, which did not qualify for hedge accounting. Interest differentials resulting from these agreements are recorded on an accrual basis as an adjustment to interest expense. To manage exposure to counterparty credit risk in interest rate swap and cap agreements, we enter into agreements with highly rated institutions that can be expected to fully perform under the terms of such agreements.
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
As of September 30, 2013, 17.3% of our borrowings, or $127.2 million, bore interest at variable rates. However, most of our variable-rate borrowings require a minimal interest rate floor when LIBOR is below certain levels. Assuming the level of variable-rate borrowings outstanding at September 30, 2013 and assuming a one percentage point increase in the 2013 average interest rate payable on these borrowings, it was estimated that our 2013 interest expense would have increased and net income would have decreased by $0.7 million.
Foreign Currency Translation Risk. In addition to our operations throughout the U.S., we conduct operations in international markets from which we receive, at least in part, revenues in foreign currencies. For example, we receive Euros and British Pounds Sterling in connection with operations in our European managed resorts and European VOI sales and Mexican Pesos in connection with our operations in Mexico. Because our financial results are reported in U.S. dollars, fluctuations in the value of the Euro and British Pound Sterling against the U.S. dollar have had and will continue to have an effect, which may be significant, on our reported financial results. A decline in the value of any of the foreign currencies in which we receive revenues, including the Euro, British Pound Sterling or Mexican Peso, against the U.S. dollar will tend to reduce our reported revenues and expenses, while an increase in the value of any such foreign currencies against the U.S. dollar will tend to increase our reported revenues and expenses. Variations in exchange rates can significantly affect the comparability of our financial results between financial periods. For additional information on the potential impact of exchange rate fluctuations on our financial results, see "Item 1A, Risk Factors—Fluctuations in foreign currency exchange rates, including as a result of the ongoing European debt crisis, may affect our reported results of operations" in the Final Prospectus.

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

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On May 18, 2012, the case was removed to the U.S. District Court for the Western District of Washington, Case No. 2:12-cv-00870. On August 29, 2012, DRC filed an answer to the complaint, denying all material allegations therein and raising various affirmative defenses. On September 24, 2012, the court entered an order dismissing DRP. The court has set the case for trial on December 3, 2013. DRC has filed a motion for summary judgment. The court has not yet ruled on that motion.
Although we believe that we will not have any material liability when these matters are ultimately resolved, there can be no assurance that this will be the case. At September 30, 2013, we had an estimated litigation accrual of $0.9 million in accrued liabilities in the accompanying condensed consolidated balance sheet, which represents the write-down of our investment in the FLRX subsidiaries to $0. Legal fees associated with these cases are expensed as incurred.

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

ITEM 1A.    RISK FACTORS
There have been no material changes from the risk factors previously disclosed under “Item 1A. Risk Factors” in the Final Prospectus.

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
Issuance of Common Stock in Island One Acquisition
On July 1, 2013, we entered into a transaction agreement with the Island One Companies” and the Island One Equityholder, pursuant to which we agreed to acquire, upon the consummation of the IPO and subject to other conditions included in the transaction agreement, management contracts, unsold VOIs, a portfolio of consumer loans and other assets owned by the Island One Companies. Pursuant to the terms of the transaction agreement, on July 24, 2013, we completed the acquisition of the Island One Companies and paid the purchase price of an aggregate of 5,236,251 shares of our common stock to the Island One Equityholder and two individuals designated by the Island One Equityholder. These shares represent an aggregate purchase price of $73.3 million, based upon the IPO price per share of $14.00. The Island One Equityholder and such individuals also received, in a distribution of cash from the Island One Companies, an aggregate amount in cash of $1.75 million as a result of the Island One Companies' excess working capital and excess accrual for certain bad debt expenses.
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
(b) Use of Proceeds
On July 18, 2013, the Registration Statement (File No. 333-189306) pertaining to the IPO was declared effective by the SEC. The Registration Statement registered for sale an aggregate of 17,825,000 shares of common stock. Pursuant to the IPO, we sold, at a price of $14.00 per share, an aggregate of 16,100,000 shares of common stock, for an aggregate offering price of approximately $225.4 million, and CDP, in its capacity as a selling stockholder, sold, at a price of $14.00 per share, 1,725,000 shares of common stock, for an aggregate offering price of approximately $24.2 million. See "Part I. Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview" for further detail on the use of the proceeds from the IPO.
On July 26, 2013, DRC commenced the Tender Offer to purchase for cash a portion of the outstanding Senior Secured Notes. DRC was required to make the Tender Offer under the Notes Indenture, as a result of the consummation of the IPO on July 24, 2013. The Tender Offer expired at 11:59 p.m., New York City time, on August 22, 2013. Holders that validly tendered their Senior Secured Notes prior to the Expiration Time (and did not validly withdrawn their Senior Secured Notes prior to 5:00 p.m., New York City time, on August 22, 2013) received $1,120 per $1,000 principal amount of Senior Secured Notes (the “Tender Offer Consideration”), plus accrued and unpaid interest to (but excluding) the date of purchase (the “Accrued Interest”). On August 23, 2013, because the Tender Offer was oversubscribed, DRC accepted for purchase an aggregate principal amount of $50.6 million of the Senior Secured Notes on a prorated basis, which represents the aggregate principal amount of Senior Secured Notes that could be purchased by DRC for the aggregate amount of Tender Offer Consideration which, together with the Accrued Interest, equals $56.8 million (25% of the net cash proceeds received by us and the selling stockholder in the IPO) and, out of the net proceeds of the IPO, paid such aggregate amount of Tender Offer Consideration and Accrued Interest for the aggregate principal amount of Senior Secured Notes accepted for purchase.
Affiliates of, or funds or accounts managed or advised by, Guggenheim Partners Investment Management, LLC held an aggregate of approximately $119.3 million in principal amount of the Senior Secured Notes, and received an aggregate of approximately $1.1 million in connection with such repurchase.
On September 27, 2013, we paid approximately $10.3 million to repurchase warrants to purchase shares of common stock of DRC and, substantially concurrently therewith, we borrowed approximately $15.0 million under the Revolving Credit Facility. An affiliate of Guggenheim Securities, LLC was the holder of one of these warrants and received approximately $2.8 million in connection with such repurchase.

ITEM 6.     EXHIBITS

Exhibit	Description
10.1
Credit Agreement, dated as of September 11, 2013, by and among Diamond Resorts Corporation, as borrower, Diamond Resorts International, Inc., the lenders party thereto and Credit Suisse AG, as administrative agent, and the exhibits and schedules thereto (incorporated by reference to Exhibit 10.1 to Diamond Resorts International, Inc.'s Current Report on Form 8-K filed on September 17, 2013)

10.2
Indenture, dated as of September 20, 2013, by and among Diamond Resorts Tempus Owner Trust 2013, as issuer, Diamond Resorts Financial Services, Inc., as Servicer, and Wells Fargo Bank, National Association, as indenture trustee and back-up servicer (incorporated by reference to Exhibit 10.1 to Diamond Resorts International, Inc.'s Current Report on Form 8-K filed on September 26, 2013)

10.3
Sale Agreement, dated as of September 20, 2013, by and among Diamond Resorts Tempus Seller 2013, LLC, as seller, Diamond Resorts Tempus Owner Trust 2013, as issuer, and their respective permitted successors and assigns (incorporated by reference to Exhibit 10.2 to Diamond Resorts International, Inc.'s Current Report on Form 8-K filed on September 26, 2013)

10.4
Omnibus Amendment, dated as of October 18, 2013, by and among Diamond Resorts Issuer 2008 LLC, as Issuer; Diamond Resorts Corporation, Diamond Resorts Holdings, LLC and Diamond Resorts International, Inc., as Performance Guarantors; Diamond Resorts Depositor 2008 LLC, as Depositor; Diamond Resorts Financial Services, Inc., as Servicer; Wells Fargo Bank, National Association, as Indenture Trustee, Custodian and Back-Up Servicer; Credit Suisse AG, New York Branch, as Administrative Agent and a Funding Agent; GIFS Capital Company, LLC, as Conduit; and Diamond Resorts Finance Holding Company, as Seller (incorporated by reference to Exhibit 10.1 to Diamond Resorts International, Inc.'s Current Report on Form 8-K filed on October 24, 2013)

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
101
The following materials from Diamond Resorts International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Condensed Consolidated Statement of Stockholder's Equity (Deficit), (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements, furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAMOND RESORTS INTERNATIONAL, INC.

Date:	November 8, 2013	By:	/s/ DAVID F. PALMER
David F. Palmer
President and Chief Executive Officer (Principal Executive Officer)

Date	November 8, 2013	By:	/s/ C. ALAN BENTLEY
C. Alan Bentley
Executive Vice President and Chief Financial Officer (Principal Financial Officer)