Form 10-K
period 2013-12-31
Diamond Resorts International, Inc.
filed 2014-03-03
CIK 1566897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-K
______________________________________
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .
Commission file number: 001-35967
______________________________________
DIAMOND RESORTS INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)
______________________________________

Delaware	46-1750895
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

10600 West Charleston Boulevard Las Vegas, Nevada	89135
(Address of principal executive offices)	(Zip code)

(702) 684-8000
(Registrant's telephone number including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES ☒ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, Diamond Resorts International, Inc. qualifies as an "emerging growth company," as defined in the JOBS Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES ☒ NO
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter) was zero, as such date is prior to July 24, 2013, the date on which the registrant closed the initial public offering of its common stock.
As of January 31, 2014, there were 75,458,402 outstanding shares of the common stock, par value $0.01 per share, of the registrant.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, in connection with the registrant's 2014 Annual Meeting of Stockholders, are incorporated by reference into Part III of this report.

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
Prior to the consummation of the IPO, DRII was a newly-formed Delaware corporation that had not conducted any activities other than those incident to its formation and the preparation of filings with the Securities and Exchange Commission (the "SEC") in connection with the IPO. DRII was formed for the purpose of changing the organizational structure of Diamond Resorts Parent, LLC ("DRP") from a limited liability company to a corporation. Immediately prior to the consummation of the IPO, DRP was the sole stockholder of DRII. In connection with, and immediately prior to the completion of the IPO, each member of DRP contributed all of its equity interests in DRP to DRII in return for shares of common stock of DRII. Following this contribution, DRII redeemed the shares of common units held by DRP and DRP was merged with and into DRII. As a result, DRII is now a holding company, and its principal asset is the direct and indirect ownership of equity interests in its subsidiaries, including Diamond Resorts Corporation ("DRC"), which is the operating subsidiary that has historically conducted the business described in this annual report on Form 10-K and is the issuer of the 12.0% Senior Secured Notes due 2018 (the "Senior Secured Notes"). We refer to these, and other related transactions entered into substantially concurrently with the IPO, as the "Reorganization Transactions."
Except where the context otherwise requires or where otherwise indicated, (i) references in this annual report on Form 10-K to "the Company," "we," "us" and "our," refer to DRP prior to the consummation of the Reorganization Transactions on July 24, 2013, and DRII, as the successor to DRP, following the consummation of the Reorganization Transactions, in each case together with its subsidiaries, including DRC; and (ii) our consolidated financial statements and other historical financial data included in this annual report on Form 10-K are (a) those of DRP and its subsidiaries through July 24, 2013, after giving retroactive effect to the Reorganization Transactions, and (b) those of DRII and its subsidiaries after July 24, 2013. The shares of common stock of DRII outstanding as of December 31, 2012 and weighted average common shares outstanding for the years ended December 31, 2012 and 2011 are based upon the number of Class A and Class B common units of DRP outstanding as of such date or period, as applicable, retroactively adjusted for the exchange thereof for shares of common stock of DRII pursuant to the Reorganization Transactions.
Prior to the consummation of the IPO, DRC, pursuant to contractual obligations under the indenture governing the Senior Secured Notes (the "Notes Indenture"), filed periodic and other reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As a result of the consummation of the IPO and the substantially contemporaneous effectiveness of registration statements on Form S-1 and Form 8-A with respect to DRII's common stock, DRII is now required to file with the SEC periodic and other reports under the Exchange Act, and DRC ceased filing such Exchange Act reports with the SEC. The financial and other information historically included within the Exchange Act reports filed by DRC with the SEC will be disclosed in the Exchange Act reports filed by DRII with the SEC, and the filings by DRII will satisfy the applicable contractual obligations under the Notes Indenture.
Throughout this annual report, we use the term “Adjusted EBITDA.” See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Indebtedness—Senior Secured Notes” for information concerning our Adjusted EBITDA.

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. These statements can be identified by the fact that they do not relate strictly to historical or current facts. We have tried to identify forward-looking statements in this report by using words such as “anticipates,” “estimates,” “expects,” “intends,” “plans” and “believes,” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could.” These forward-looking statements include, among others, statements relating to our future financial performance, our business prospects and strategy, anticipated financial position, liquidity and capital needs and other similar matters. These forward-looking statements are based on management's current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.
Our actual results may differ materially from those expressed in, or implied by, the forward-looking statements included in this report as a result of various factors, including, among others:

•	adverse trends or disruptions in economic conditions generally or in the vacation ownership, vacation rental and travel industries;

•	adverse changes to, or interruptions in, relationships with our affiliates and other third parties, including termination of our hospitality management contracts;

•	our ability to maintain an optimal inventory of VOIs for sale overall, as well as in specific Collections;

•	our ability to sell, securitize or borrow against our consumer loans;

•	decreased demand from prospective purchasers of VOIs;

•	adverse events or trends in vacation destinations and regions where the resorts in our network are located;

•	changes in our senior management;

•	our ability to comply with regulations applicable to the vacation ownership industry;

•	the effects of our indebtedness and our compliance with the terms thereof;

•	our ability to successfully implement our growth strategy;

•	our ability to compete effectively; and

•	other risks and uncertainties discussed in "Item 1A. Risk Factors" and elsewhere in this report.

Accordingly, you should read this report completely and with the understanding that our actual future results may be materially different from what we expect.
Forward-looking statements speak only as of the date of this report. Except as expressly required under federal securities laws and the rules and regulations of the SEC, we do not have any obligation, and do not undertake, to update any forward-looking statements to reflect events or circumstances arising after the date of this report, whether as a result of new information or future events or otherwise. You should not place undue reliance on the forward-looking statements included in this report or that may be made elsewhere from time to time by us, or on our behalf. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

INDUSTRY AND MARKET DATA

Certain market, industry and similar data included in this report have been obtained from third-party sources that we believe to be reliable, including the ARDA International Foundation, (the "AIF"). Our market estimates are calculated by using independent industry publications and other publicly available information in conjunction with our assumptions about our markets. We have not independently verified any market, industry or similar data presented in this report. Such data involves risks and uncertainties and are subject to change based on various factors, including those discussed under the headings “Cautionary Statement Regarding Forward-Looking Statements” and "Item 1A. Risk Factors" in this report.

TRADEMARKS
Diamond Resorts International®, Diamond Resorts®, THE Club®, The Meaning of Yes®, We Love to Say YesTM, Vacations of a LifetimeTM, Affordable Luxury. Priceless MemoriesTM, Events of a LifetimeTM and our other registered or common law trademarks, service marks or trade names appearing in this report are property of the Company. This report also refers to brand names, trademarks or service marks of other companies. All brand trademarks, service marks or trade names cited in this report are the property of their respective holders.

ITEM 1.     BUSINESS

Company Overview

We are a global leader in the hospitality and vacation ownership industry, with an ownership base of more than 527,000 owner-families, or members, and a worldwide network of 307 vacation destinations located in 33 countries throughout the continental United States ("U.S."), Hawaii, Canada, Mexico, the Caribbean, Central America, South America, Europe, Asia, Australia and Africa. Our resort network includes 93 resort properties with approximately 11,000 units that we manage and 210 affiliated resorts and hotels and four cruise itineraries, which we do not manage and do not carry our brand, but are a part of our network and, through the Clubs (defined below), are available for our members to use as vacation destinations. We offer Vacations of a LifetimeTM--a simple way to acquire a lifetime of vacations at top destinations worldwide.

We offer a vacation ownership program whereby members acquire vacation ownership interests ("VOIs" or "Vacation Interests") in the form of points. Members receive an annual allotment of points depending on the number of points purchased, and, through The Clubs, they can use these points to stay at destinations within our network of resort properties, including Diamond Resorts managed properties as well as affiliated resorts, luxury residences, hotels and cruises. Unlike a traditional interval-based vacation ownership product that is linked to a specific resort and week during the year, our points-based system permits our members to maintain flexibility relating to the location, season and duration of their vacation.

A core tenet of our management philosophy is delivering consistent quality and personalized services to each of our members, and we strive to infuse hospitality and service excellence into every aspect of our business and each member's vacation experience. To that end, we are committed to We Love to Say YesTM, a set of Diamond values designed to provide each of our members and guests with a consistent, “high touch” hospitality experience through our efforts to be flexible and open in responding to the desires of our members and guests. Our service-oriented culture is highly effective in building a strong brand name and fostering long-term relationships with our members, resulting in additional sales to our existing member base.

Our business consists of two segments: (i) hospitality and management services and (ii) Vacation Interest Sales and Financing.

Hospitality and Management Services. We are fundamentally a hospitality company that manages a worldwide network of resort properties and provides services to a broad member base. We manage 93 resort properties, as well as seven multi-resort trusts (the "Collections"), each of which holds ownership interests in a group of resort properties. Substantially all of our management contracts automatically renew, and the management fees we receive are based on a cost-plus structure. As the manager, we operate the front desks, provide housekeeping, conduct maintenance and manage human resources services. We also operate, or outsource the operation of, amenities such as golf courses, food and beverage venues and retail shops, and we provide an online reservation system, a customer service contact center, rental services, billing services, account collections, accounting and treasury functions and communications and information technology services. In addition to resort services, key components of our business are the Clubs, which enable our members to use their points to stay at resorts in our network. The Clubs offer our members a wide range of other benefits, such as the opportunity to purchase various products and services including consumer electronics, home appliances and insurance products from third parties at discounted prices, for which we earn commissions. Our Clubs include THE Club, which is the primary Club sold, and provides members access to all resorts in our network and offers the full range of member services, as well as other Clubs that enable their members to use their points to stay at specified resorts in our network and provide their members with a more limited offering of benefits. We refer to THE Club and other Club offerings as "the Clubs." Annual fees paid by our members cover the operating costs of our managed resorts (including the absorption of a substantial portion of our overhead related to the provision of our management services), our management fees, maintenance fees for VOIs at resorts that we do not manage that are held by the Collections, and, in the case of members of the Clubs, membership dues. As part of our hospitality and management services, we typically enter into agreements with our managed resorts and the Collections under which we reacquire VOIs from members who fail to pay their annual maintenance fees or other assessments, serving as the principal source of our VOI inventory that we sell.

Vacation Interest Sales and Financing. We sell VOIs principally through presentations, which we refer to as “tours,” at our 52 sales centers, substantially all of which are located at our managed resorts. We generate sales prospects by utilizing a variety of marketing programs, including presentations at our managed resorts targeted at existing members and current guests who stay on a per-night or per-week basis, overnight mini-vacation packages, targeted mailings, telemarketing, gift certificates and various destination-specific marketing efforts. As part of our sales efforts, and to generate interest income and other fees, we also provide loans to qualified VOI purchasers.

The charts below show the total revenue and net income for each segment of our business for the year ended December 31, 2013 (with the percentages representing the relative contributions of these two segments):

The Vacation Ownership Industry
The vacation ownership industry enables individuals and families to purchase VOIs, which facilitates shared ownership and use of fully-furnished vacation accommodations at a particular resort or network of resorts. VOI ownership distinguishes itself from other vacation options by integrating aspects of traditional property ownership and the flexibility afforded by pay-per-day resorts or hotels. As compared to pay-per-day resorts or hotels, VOI ownership typically offers consumers more space and home-like features, such as a full kitchen and one or more bedrooms. Further, room rates and availability at pay-per-day resorts and hotels are subject to periodic change, while much of the cost of a VOI is generally fixed at the time of purchase. Relative to traditional property ownership, VOI ownership affords consumers greater convenience and variety of vacation experiences and requires significantly less up-front capital, while still offering common area amenities such as swimming pools, playgrounds, restaurants and gift shops. Consequently, for many vacationers, VOI ownership is an attractive alternative to traditional property ownership and pay-per-day resorts and hotels.
Typically, a vacation ownership resort is overseen by an organization generally referred to as a homeowners association ("HOA"), which is administered by a board of directors elected by the owners of VOIs at the resort. The HOA is responsible for ensuring that the resort is adequately maintained and operated. To fund the ongoing operating costs of the resort, each VOI holder is required to pay its pro rata share of the expenses to operate and maintain the resort, including any management fees payable to a company to manage and oversee the day-to-day operation of the resort. If a VOI owner fails to pay its maintenance fee, that owner will be in default, which may ultimately result in a forfeiture of that owner's VOI to the HOA and a consequent ratable increase in the expense-sharing obligations of the non-defaulted VOI owners.

The management and maintenance of a resort in which VOIs are sold are generally either provided by the developer of the resort or outsourced to a management company, but, in either case, many developers often regard the management services provided as ancillary to the primary activities of property development and VOI sales. Historically, certain real estate developers have created and offered VOI products in connection with their investments in purpose-built vacation ownership properties or converted hotel or condominium buildings. These developers have frequently used substantial project-specific debt financing to construct or convert vacation ownership properties. The sales and marketing efforts of these developers have typically focused on selling out the intervals in the development, so that the developer can repay its indebtedness, realize a profit from the interval sales and proceed to a new development project.

As the vacation ownership industry evolved, some in the industry recognized the potential benefits of a more integrated approach, where the developer's resort management operations complemented its sales and marketing efforts. In addition, the types of product offerings have also expanded over time, moving from fixed-or floating-week intervals, which provide the right to use the same property each year, or in alternate years, to points-based memberships in multi-resort vacation networks. These multi-resort vacation networks are designed to offer a more flexible vacation experience. In addition to these resort networks, developers of all sizes may also affiliate with vacation ownership exchange companies in order to give customers the ability to exchange their rights to use the developer's resorts for the right to access a broader network of resorts. According to the AIF, a trade association representing the vacation ownership and resort development industries, the percentage of resort networks offering points-based products has been rising in recent years and, due to the flexibility of these types of products, the AIF believes that this trend will continue in the near future as companies that have traditionally offered only weekly intervals expand their product offerings.

Growth in the vacation ownership industry has been achieved through expansion of existing resort companies as well as the entry of well-known lodging and entertainment companies, including Disney, Four Seasons, Hilton, Hyatt, Marriott, Starwood and Wyndham, which have developed larger purpose-built resorts and added vacation ownership developments to their existing pay-per-day resorts and hotels. The industry's growth can also be attributed to increased market acceptance of vacation ownership resorts, enhanced consumer protection laws and the evolution from a product offering a specific week-long stay at a single resort to the multi-resort vacation networks, which offer a more flexible vacation experience.
According to the AIF's State of the Vacation Timeshare Industry Report ("State of the Industry Report"), as of December 31, 2013, the U.S. vacation ownership community was comprised of approximately 1,551 resorts, representing approximately 189,200 units and an estimated 8.3 million vacation ownership week equivalents. As reported by the AIF and reflected in the graph below, VOI sales during 2009 through 2011 were down significantly from levels prior to the economic downturn that started in 2008, which the AIF attributes largely to the fact that several of the larger VOI developers intentionally slowed their sales efforts through increased credit score requirements and larger down payment requirements in the face of an overall tighter credit environment. However, according to the State of the Industry Report, VOI sales in the U.S. increased by 2.4% from 2010 to 2011, and by 6.0% from 2011 to 2012. Based on AIF's Quarterly Pulse Survey reports, this trend of increasing VOI sales continued to accelerate to a 9.8% increase for the year ended December 31, 2013 as compared to the same period in 2012.
Source: Historical timeshare industry research conducted by Ragatz Associates and American Economic Group, as of December 31, 2012.

We expect the U.S. vacation ownership industry to continue to grow over the long term due to favorable demographics, more positive consumer attitudes and the low penetration of vacation ownership in North America. According to the AIF's bi-annual 2012 Shared Vacation Ownership Owners Report (the “Owners Report”), based upon a survey of the U.S. VOI owners, the median household income of VOI owners was $74,000 in 2012, 89% of VOI owners own their primary residence and 58% have a college degree. The Owners Report indicated that 83% of VOI owners rate their overall ownership experience as good to excellent and that the top four reasons for purchasing a VOI are resort location, saving money on future vacations, overall flexibility and quality of the accommodations. According to the Owners Report, less than 8% of U.S. households own a VOI. We believe this relatively low penetration rate of vacation ownership suggests the presence of a large base of potential customers.
The European vacation ownership industry is also significant. According to the AIF, in 2010, the European vacation ownership community was comprised of approximately 1,345 resorts, representing approximately 87,832 units. In addition, we believe that rapidly-growing international markets, such as Asia and Central and South America, present significant opportunities for expansion of the vacation ownership industry due to the substantial increases in spending on travel and leisure activities forecasted for consumers in those markets.
As the vacation ownership industry continues to mature, we believe that keys to success for a company in this industry include:

•
Hospitality Focus. Integrating hospitality into every aspect of a guest's vacation experience, including VOI sales, should result in higher levels of customer satisfaction and generate increased VOI sales, as compared to companies that do not view hospitality as an integral component of the services they provide.

•
Broad, Flexible Product Offering. Offering a flexible VOI product that allows customers to choose the location, season, duration and size of accommodation for their vacation, based upon the size of the product purchased, coupled with a broad resort network, will likely attract a broader spectrum of customers.

•
Consistent, High-Quality Resort Management. Ensuring a consistent, high-quality guest experience across a company's managed resorts and a brand the customer can trust should enhance VOI sales and marketing efforts targeted at new customers and increase the potential for additional VOI sales to existing customers.

•	Financing. Providing quick and easy access to consumer financing will often expedite a potential purchaser's decision-making process and result in additional VOI purchases.
We believe that competition in the vacation ownership industry is based primarily on the quality of the hospitality services and overall experience provided to customers, the number and location of vacation ownership resorts in the network, trust in the brand and the availability of program benefits.
Competitive Strengths
Our competitive strengths include:
A substantial portion of the revenue from our hospitality and management services business converts directly to Adjusted EBITDA.
Substantially all of our management contracts with our managed resorts and the Collections automatically renew, and under these contracts we receive management fees generally ranging from 10% to 15% of the other costs of operating the applicable resort or Collection (with a weighted average of 12.9% based upon the total management fee revenue for the year ended December 31, 2013). The covered costs paid by our managed resorts and the Collections include both the direct resort operating costs and the absorption of a substantial portion of our overhead related to this part of our business. Accordingly, our management fee revenue results in a comparable amount of Adjusted EBITDA. Generally, our revenue from management contracts increases to the extent that (i) operating costs at our managed resorts and the Collections rise and, consequently, our management fees increase proportionately under our cost-plus management contracts, (ii) we add services under our management contracts or (iii) we acquire or enter into contracts to manage resorts not previously managed by us.
The principal elements of our business provide us with significant financial visibility.

•
Management fees from our cost-plus management contracts. All anticipated operating costs of each of our managed resorts and Collections, including our management fees and costs pertaining to the specific managed resort or Collection, such as costs associated with the maintenance and operations of the resort, are included in the annual budgets of these resorts and Collections. These annual budgets are determined by the board of directors of the HOA or

Collection, as applicable, and are typically finalized before the end of the prior year. As a result, a substantial majority of our management fees are collected by January of the applicable year as part of the annual maintenance fees billed to VOI owners and released to us as services are provided. Unlike typical management agreements for traditional hotel properties, our management fees are not affected by average daily rates ("ADR") or occupancy rates at our managed resorts. In addition, while our management contracts may be subject to non-renewal or termination, no resort or Collection has terminated or elected not to renew any of our management contracts during the past five years.

•
Recurring fees earned by operating the Clubs. Dues payments for each of the Clubs are billed and generally collected together with the member's related annual maintenance fees. Members of the Clubs are not permitted to make reservations or access the applicable Club's services and benefits if they are not current in payment of these dues.

•
VOI sales. Our VOI sales revenue is primarily a function of three levers: the number of tours we conduct, our closing percentage (which represents the percentage of VOI sales closed relative to the total number of sales presentations at our sales centers) and the sales price per transaction. We generally have a high degree of near-term visibility as to each of these factors. Before the beginning of a year, we can predict with a high degree of confidence the number of tours we will conduct that year, and we believe that we can tailor our sales and marketing efforts to effectively influence our closing percentage and average transaction size in order to calibrate our VOI sales levels over the course of the year.

•
Financing of VOI sales. We target the level of our consumer financing activity in response to capital market conditions. We accomplish this by offering sales programs that either encourage or discourage our customers to finance their VOI purchases with us, without compromising our underwriting standards. As of December 31, 2013, the weighted average Fair Isaac Corporation ("FICO") score (based upon loan balance) for our borrowers across our existing loan portfolio was 712, and the weighted average FICO score for our borrowers on loans originated since October 2008 was 758. The default rate on our originated consumer loan portfolio was 5.7% (as a percentage of our outstanding originated portfolios) for 2013, and ranged from 5.7% to 8.6% on an annual basis from 2009 through 2013.

Our capital-efficient business model requires limited investment in working capital and capital expenditures.

•
Limited working capital required. Our hospitality and management services business consumes limited working capital because a substantial portion of the funds we receive under our management contracts is collected by January of each year and released to us as services are provided. Moreover, all resort-level maintenance and improvements are paid for by the owners of VOIs, with our financial obligation generally limited to our pro rata share of the VOIs we hold as unsold inventory.

•
Limited investment capital required. Generally we do not believe that we will need to build resort properties or acquire real estate in the foreseeable future to support our anticipated VOI sales levels; however, in certain geographic areas, we may from time to time acquire additional VOI inventory through open market purchases or other means. Although the volume of points or intervals that we recover could fluctuate in the future for various reasons, we have consistently reacquired approximately 3.0% to 5.0% of our total outstanding VOIs from defaulted owners on an annual basis. This provides us with a relatively low-cost, consistent stream of VOI inventory that we can resell. Furthermore, we have not undertaken any major development projects in the last several years, other than the planned completion of a portion of a resort we now manage following our transaction with Pacific Monarch Resorts, Inc. completed in May 2012. We may engage in targeted development projects, particularly in attractive locations where member demand exceeds our existing supply. In a majority of our strategic transactions, we have acquired an on-going business, consisting of management contracts, unsold VOI inventory and an existing owner base, which has generated immediate cash flow for us.

•
Access to financing. The liquidity to support our provision of financing to our customers for VOI purchases is provided through conduit, loan sale and securitization financings and, as a result, also consumes limited working capital.

Our scalable VOI sales and marketing platform has considerable operating leverage and drives increases in Adjusted EBITDA.
We have built a robust and versatile sales and marketing platform. This platform enables us to take actions that directly impact the three levers that primarily determine our VOI sales revenue: the number of tours we conduct, our closing percentage and the sales price per transaction. Our objective is to consistently monitor and adjust these three factors to reach an optimum level of VOI sales based on our available VOI inventory. With our scalable sales platform in place, we do not foresee the need to significantly increase the number of sales centers or the size of our sales team. Accordingly, we believe our VOI sales business has considerable operating leverage and the ability to drive increases in Adjusted EBITDA.

Our high level of customer satisfaction results in significant sales of additional VOIs to our members.
We believe our efforts to introduce hospitality, service excellence and quality into each member's vacation experience have resulted in a high degree of customer satisfaction, driving significant sales of additional VOIs to our members. The percentage of the total dollar amount of VOI sales made to our existing members purchasing additional points for the years ended December 31, 2013, 2012 and 2011 was 77%, 72% and 66%, respectively.
Our accomplished management team positions us for continued growth.
We are led by an experienced management team that has delivered strong operating results through disciplined execution. Our founder and Chairman, Stephen J. Cloobeck, who provides strategic oversight and direction for our hospitality services, including the services provided to our managed resorts, has over 30 years of experience in the hospitality and vacation ownership industry and in the development, management, operation, marketing and sales of real estate properties. Our President and Chief Executive Officer, David F. Palmer, has over 25 years of management and finance experience, and our Executive Vice President and Chief Financial Officer, C. Alan Bentley, has over 30 years of experience focused on business management, strategic planning and complex financing transactions. Messrs. Cloobeck and Palmer, as well as other members of our management team, have substantial equity interests in the Company that closely aligns their economic interests with those of our other stockholders. Our management team has taken a number of significant steps to refine our strategic focus, build our brand recognition and streamline our operations, including (i) maximizing revenue from our hospitality and management services business, (ii) implementing a focus throughout our business on service and hospitality and (iii) adding resorts to our network and owners to our owner base through complementary strategic acquisitions.
Growth Strategies
Our growth strategies are as follows:
Continue to grow our hospitality and management services business.
We expect our hospitality and management services revenue will continue to grow as rising operating expenses at our managed resorts result in higher revenues under our cost-plus management contracts. We intend to generate additional growth in our hospitality and management services business by (i) increasing membership in the Clubs, (ii) adding service and activity offerings for members of the Clubs and (iii) expanding opportunities for our members to purchase third-party products and services.

•
Increase membership in the Clubs. Purchasers of our points are, in almost all cases, automatically enrolled in THE Club. In addition, we regularly reacquire previously sold VOIs from defaulted owners, including legacy owners of non-points-based VOIs (intervals). Because all intervals that we reacquire are then sold by us in the form of points, we expect that membership in THE Club will grow organically as intervals are reacquired and resold in the form of points to new members. When we complete an acquisition, we typically create a tailor-made Club, with limited additional resorts and benefits, which is offered to these owners for an annual fee. This not only results in incremental Club fees at minimal additional expense, but also an owner base that becomes familiar with the concept of a Club, and should therefore be more likely to upgrade and purchase points from us with membership in THE Club. We also encourage interval owners at our managed resorts to join THE Club.

•
Broaden hospitality service and activity offerings. We intend to continue to make membership in the Clubs more attractive to our members by expanding the number and variety of offered services and activities, such as airfare, cruises, escorted excursions, golf outings, entertainment, theme park tickets and luggage and travel protection. For example, in October 2013 we commenced The Diamond Luxury Selection, a new Club member benefit exclusively for our members with large point ownership. Qualifying members can access The Diamond Luxury Selection using their points through THE Club for stays within a collection of over 2,500 private luxury properties, including villas, resorts, boutique hotels and yachts. Such hospitality-focused enhancements may allow us to increase the annual dues paid by members of THE Club and should also generate commission revenue for us.

•
Expand offers of third-party products and services to our members. We intend to expand the opportunities we offer our members to purchase products and services, including consumer electronics, home appliances and insurance products, from third parties at discounted prices. We receive a commission based on the sales revenue from those transactions, without incurring costs associated with these products and services.

Continue to leverage our scalable sales and marketing platform to increase VOI sales revenue.
We intend to continue to take advantage of the operating leverage in our sales and marketing platform. While we have increased our focus on potential new owners, we will continue to market to our existing membership base, and expect that through these efforts and our continuing commitment to ensuring high member satisfaction, a significant percentage of our VOI sales will continue to be made to our existing members. We also intend to target the ownership bases at resorts that we now manage as a result of our strategic acquisitions completed since August 2010 to encourage these prospective customers to purchase our VOIs. While we anticipate that the bulk of our future VOI sales will be made through our traditional selling methods, we are seeking to more fully integrate the VOI sales experience into our hospitality and management services. For example, at some of our managed resorts, we offer enhanced mini-vacation packages, which we refer to as Events of a LifetimeTM, in which a group of members or prospective customers who have purchased such packages are invited to dine together, along with our sales team members, and to attend a show, golf outing or other local attraction as a group over a two-day period. At the end of the stay, our sales team provides an in-depth explanation of our points-based VOI system and the value proposition it offers. We have found that, by creatively engaging with potential purchasers and infusing hospitality into the sales process, we improve potential purchasers' overall experience and level of satisfaction and, as a result, are able to increase the likelihood that they will buy our VOIs and increase the average transaction size.
Pursue additional revenue opportunities consistent with our capital-efficient business model.
We believe that we can achieve growth without pursuing revenue opportunities beyond those already inherent in our core business model. However, to the extent consistent with our capital-efficient business model, we intend to:

•
Selectively pursue strategic transactions. We intend to pursue acquisitions of ongoing businesses, including management contracts and VOI inventory, on an opportunistic basis where the economic terms are favorable and we can achieve substantial synergies and cost savings. Future acquisitions may be similar in structure to transactions we have completed during the past several years in which we added locations to our network of available resorts, additional management contracts, new members to our owner base and additional VOI inventory that we may sell to existing members and potential customers. Additionally, we may purchase or otherwise obtain additional management contracts and acquire VOI inventory at resorts that we do not currently manage.

•
Prudently expand our geographic footprint. We believe that there are significant opportunities to expand our business into new geographic markets in which we currently may have affiliations, but do not manage resorts or market or sell our VOIs. We believe that certain countries in Asia and Central and South America are particularly attractive potential new markets for us because of the substantial increases in spending on travel and leisure activities forecasted for their consumers. To the extent that we can maintain our high quality standards and strong brand reputation, we are selectively exploring acquisitions of ongoing resort businesses in these markets and may also pursue co-branding opportunities, joint ventures or other strategic alliances with existing local or regional hospitality companies. For example, in early 2013, we entered into a memorandum of understanding for a joint venture arrangement with Dorsett Hospitality International, a large hotel developer, owner and operator in Asia, pursuant to which we have added properties operated by Dorsett and its affiliated companies in China (including Hong Kong), Japan, Malaysia and Singapore to our network of affiliated resorts and hotels and have agreed to jointly market and sell vacation ownership products to potential customers in Asia. We believe that expansion of our geographic footprint will produce revenue from consumers in the markets into which we enter and also make our resort network more attractive to existing and prospective members worldwide.

•
Broaden our business-to-business services. We have developed a broad set of business systems, skills and practices that we believe we can profitably offer on a fee-for-service basis to other companies in the hospitality and vacation ownership industry. For example, we have entered into fee-for-service agreements with resort operators and hospitality companies pursuant to which we provide them with resort management services, VOI sales and marketing services and inventory rental services. These types of arrangements are highly profitable for us because we are not required to invest any significant capital. In the future, in situations where we can leverage our unique expertise, skills and infrastructure, we intend to expand our provision of business-to-business services on an à la carte basis or as a suite of services to third-party resort developers and operators and other hospitality companies.

Our Customers
Our customers are typically families seeking a flexible vacation experience. A majority of our new customers stay at one of the resorts in our network, either by reserving a unit on a per-night or per-week basis, exchanging points through an external exchange service, or purchasing a mini-vacation package, prior to purchasing a VOI. We have also generated significant additional sales to our existing members who wish to purchase additional points and thereby increase their vacation options within our network.
A majority of our customers are between 45 and 65 years old. The baby boomer generation is the single largest population segment in the U.S. and Europe and is our key target market. With the premium resorts in our network and the broad range of benefits that we offer, we believe we are well-positioned to target an affluent subsection of the baby boomer population.

Our Strategic Acquisitions
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

On May 21, 2012, we acquired from Pacific Monarch Resorts, Inc. and its affiliates four management contracts, unsold VOIs and the rights to recover and resell such interests, a portfolio of consumer loans and certain real property and other assets (the "PMR Acquisition"), which added nine locations to our resort network.

On October 5, 2012, we acquired all of the issued and outstanding shares of Aegean Blue Holdings Plc, thereby acquiring management contracts, unsold VOIs and the rights to recover and resell such interests and certain other assets (the “Aegean Blue Acquisition”), which added five resorts located on the Greek Islands of Rhodes and Crete to our resort network.

The above transactions were effected through special-purpose subsidiaries, and funded by financial partners on a non-recourse basis. We believe that this transaction structure enables us to obtain substantial benefits from these acquisitions, without subjecting our historical business or our capital structure to the full risks associated with acquisitions and related leverage.

On July 24, 2013, concurrent with the closing of the IPO, we acquired all of the equity interests of Island One, Inc. and Crescent One, LLC (together, the “Island One Companies”) in exchange for 5,236,251 shares of common stock. These shares represented an aggregate purchase price of $73.3 million based on the IPO price of $14.00 per share. In this transaction, we acquired management contracts, unsold VOIs, a portfolio of consumer loans and other assets owned by the Island One Companies, adding eight additional managed resorts in Florida to our resort network and more owner-families to our ownership base (the “Island One Acquisition”). Prior to the closing of the Island One Acquisition, we had provided sales and marketing services and HOA management oversight services to Island One, Inc. See "Note 24—Business Combinations" of our consolidated financial statements included elsewhere in this annual report for further detail on the Island One Acquisition.
On July 24, 2013, concurrent with the closing of the IPO, we acquired management agreements for certain resorts from Monarch Owner Services, LLC, Resort Services Group, LLC and Monarch Grand Vacations Management, LLC, each of which provided various management services to the resorts and the Collection added to our network through the PMR Acquisition (the “PMR Service Companies”), for $47.4 million in cash (the “PMR Service Companies Acquisition”).

Our Services

Hospitality and Management Services. We manage 93 resort properties, which are located in the continental U.S., Hawaii, Mexico, the Caribbean and Europe, as well as the Collections. As the manager of these resorts and the Collections, we provide rental services, billing services, account collections, accounting and treasury functions and communications and information technology services. In addition, for managed resorts we also provide an online reservation system and customer service contact center, operate the front desks, provide housekeeping, conduct maintenance, manage human resources services and operate amenities such as golf courses, food and beverage venues and retail shops.

As an integral part of our hospitality and management services, we have entered into inventory recovery agreements with a substantial majority of the Collections and HOAs for our managed resorts in North America, together with similar arrangements with the European Collection and a majority of our European managed resorts, whereby we recover VOIs from members who fail to pay their annual maintenance fee or assessments due to, among other things, death or divorce or other life-cycle events or lifestyle changes. Because the cost of operating the resorts that we manage is spread across our member base, by recovering VOIs from members who have failed to pay their annual maintenance fee or assessments, we reduce bad debt expense at the HOA and Collection level (which is a component of the management fees billed to members by each resort's HOA or Collection association), supporting the financial well-being of those HOAs and Collections.

HOAs. Each of the Diamond Resorts managed resorts, other than certain resorts in our European Collection, is typically operated through an HOA, which is administered by a board of directors. Directors are elected by the owners of intervals at the resort (which may include one or more of the Collections) and may also include representatives appointed by us as the developer of the resort. As a result, we are entitled to voting rights with respect to directors of a given HOA by virtue of (i) our ownership of intervals at the related resort, (ii) our control of the Collections that hold intervals at the resort and/or (iii) our status as the developer of the resort. The board of directors of each HOA hires a management company to provide the services described above, which in the case of all Diamond Resorts managed resorts, is us. We function as the HOA for two resorts in St. Maarten and collect maintenance fees, earn management fees and incur operating expenses at these two resorts.

Our management fees with respect to a resort are based on a cost-plus structure and are calculated based on the direct and indirect costs (including the absorption of a substantial portion of our overhead related to the provision of management services) incurred by the HOA of the applicable resort. Under our current resort management agreements, we receive management fees generally ranging from 10% to 15% of the other costs of operating the applicable resort (with a weighted average of 12.9% based upon the total management fee revenue for the year ended December 31, 2013). Unlike typical commercial lodging management contracts, our management fees are not impacted by changes in a resort's ADR or occupancy level. Instead, the HOA for each resort engages in an annual budgeting process in which the board of directors of the HOA estimates the costs the HOA will incur for the coming year. In evaluating the anticipated costs of the HOA, the board of directors of the HOA considers the operational needs of the resort, the services and amenities that will be provided at or to the applicable resort and other costs of the HOA, some of which are impacted significantly by the location, size and type of the resort. Included in the anticipated operating costs of each HOA are our management fees. The board of directors of the HOA discusses the various considerations and approves the annual budget, which determines the annual maintenance fees charged to each owner. One of the management services we provide to the HOA is the billing and collection of annual maintenance fees on the HOA's behalf. Annual maintenance fees for a given year are generally billed during the previous November, due by January and deposited in a segregated or restricted account we manage on behalf of the HOA. As a result, a substantial majority of our fees for February through December of each year are collected from owners in advance. Funds are released to us from these accounts on a monthly basis for the payment of management fees as we provide our management services.

Our HOA management contracts typically have initial terms of three to ten years, with automatic renewals. These contracts can generally only be terminated by the HOA upon a vote of the owners (which may include one or more of the Collections) prior to each renewal period, other than in some limited circumstances involving cause. No HOA has terminated any of our management contracts during the past five years. We generally have the right to terminate our HOA management contracts at any time upon notice to the HOA. During the past five years, we have terminated only one and sold two immaterial HOA management contracts.

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

•
the Premiere Vacation Collection (“PVC”), which includes interests in resorts added to our network in connection with the ILX Acquisition (see "Our Strategic Acquisitions" for the definition of the ILX Acquisition) located in Arizona, Colorado, Indiana, Nevada and Mexico;

•
Monarch Grand Vacations (“MGV”), which includes interests in resorts added to our network in connection with the PMR Acquisition (see "Our Strategic Acquisitions" for the definition of the PMR Acquisition) located in California, Nevada, Utah and Mexico;

•
the Diamond Resorts European Collection (the “European Collection”), which includes interests in resorts located in Austria, England, France, Italy, Norway, Portugal, Scotland, Spain Balearics, Spain Costa and Spain Canaries; and

•
the Diamond Resorts Mediterranean Collection (the “Mediterranean Collection”), which includes interests in resorts added to our network in connection with the Aegean Blue Acquisition (see “Our Strategic Acquisitions” for the definition of the Aegean Blue Acquisition) located in the Greek Islands of Crete and Rhodes.

Each of the Collections is operated through a Collection association, which is administered by a board of directors. Directors are elected by the points holders within the applicable Collection with the following exceptions: (i) The PVC allows the developer to appoint the board of directors until 90% of all membership interests are sold and (ii) the board of directors of the European Collection is comprised of five directors, three of whom are appointed by the developer and two of whom are appointed by the points holders. In addition, the developer may exercise its vote as a point holder. We own a significant number of points in each of the Collections, which we hold as inventory. The board of directors of each Collection hires a company to provide management services to the Collection, which in each case is us.

As with our HOA management contracts, management fees charged to the Collections in the U.S. are based on a cost-plus structure and are calculated based on the direct and indirect costs (including the absorption of a substantial portion of our overhead related to the provision of our management services) incurred by the Collection. Under our current Collection management agreements, we receive management fees of 15% of the other costs of the applicable Collection (except with respect to our management agreement with MGV, under which we receive a management fee of 10% of the costs of MGV). Our management fees are included in the budgets prepared by each Collection association, which determines the annual maintenance fee charged to each owner. One of the management services we provide to the Collections is the billing and collection of annual maintenance fees on the Collection's behalf. Annual maintenance fees for a given year are generally billed during the previous November, due by January and deposited in a segregated or restricted account we maintain on behalf of each Collection. As a result, a substantial majority of our fees for February through December of each year are collected from owners in advance. Funds are released to us from these accounts on a monthly basis for the payment of management fees as we provide our management services.

Apart from the management contract for the European Collection, our Collection management contracts generally have initial terms of three to ten years, with automatic renewals of three to ten years, and can generally only be terminated by the Collection upon a vote of the Collection's members prior to each renewal period, other than in some limited circumstances involving cause. In the case of the resorts we manage that are part of the European Collection, generally the management agreements have either indefinite terms or long remaining terms (i.e., over 40 years) and can only be terminated for an uncured breach by the manager or a winding up of the European Collection. No Collection has terminated, or elected not to renew, any of our management contracts during the past five years. Apart from the management contract for the European Collection, we generally have the right to terminate our Collection management contracts at any time upon notice to the Collection. The management contract for the European Collection has an indefinite term, can only be terminated by the European Collection for an uncured breach by the manager or a winding up of the European Collection, and may not be terminated by the manager.

Clubs. Another key component of our hospitality and management services business is our management of the Clubs. We operate a proprietary reservation system that enables our members to use their points to stay at resorts within their Collection, as well as other resorts in our network. The Clubs offer our members a wide range of other benefits, such as the opportunity to purchase various products and services, including consumer electronics, home appliances and insurance products, from third parties at discounted prices, for which we earn commissions. See "Our Flexible Points-Based Vacation Ownership System and the Clubs—The Clubs" for additional information regarding the Clubs.

Vacation Interest Sales and Financing. We market and sell VOIs that provide access to our network of 93 Diamond Resorts managed resorts and 210 affiliated resorts and hotels and four cruise itineraries. Since late 2007, we have marketed and sold VOIs primarily in the form of points.

The VOI inventory that we reacquire pursuant to our inventory recovery agreements provides us with a steady stream of low-cost VOI inventory that we can sell to our current and prospective members. Our VOI inventory is also supplemented by VOIs recovered from members who default on their consumer loans, including consumer loans that we originate and loans that we acquire from third-parties, as well as inventory purchased in strategic acquisitions. See "Note 24—Business Combinations" of our consolidated financial statements included elsewhere in this report for discussion of these acquisitions. In addition, we may engage in targeted development projects in particularly attractive locations where member demand exceeds our existing supply.

We capitalized amounts to Unsold Vacation Interests, net, of approximately $35.0 million, $48.1 million and $25.7 million during the years ended December 31, 2013, 2012 and 2011, respectively, related to our inventory recovery agreements and arrangements, as well as, consumer loan defaults. These amounts are inclusive of capitalized legal costs of $0.9 million, $2.2 million and $2.2 million, respectively. See "Note 2—Summary of Significant Accounting Policies" of our consolidated financial statements included elsewhere in this report for discussions on unsold Vacation Interests.

We acquired VOI inventory in connection with most of our strategic acquisitions completed since August 2010. Specifically, we acquired $10.1 million and $23.1 million of additional VOI inventory in the ILX Acquisition in 2010 and the Tempus Resorts Acquisition in 2011, respectively. In 2012, we acquired $30.4 million of inventory in the PMR Acquisition and $3.5 million in the Aegean Blue Acquisition. In 2013, we acquired $4.8 million of inventory in the Island One Acquisition. As of December 31, 2013, 2012, and 2011, we had VOI inventory with a value of approximately $298.1 million, $315.9 million and $256.8 million, respectively. We have 52 sales centers across the globe, 46 of which are located at managed resorts, four of which are located at affiliated resorts and two of which are located off-site. We currently employ an in-house sales and marketing team at 36 of these locations and also maintain agency agreements with independent sales organizations at 16 locations. A relatively small portion of our sales, principally sales of additional points to existing members, are effected through our call centers. Our sales representatives utilize a variety of marketing programs to generate prospects for our sales efforts, including presentations at resorts targeted to current members and guests, overnight mini-vacation packages, targeted mailing, telemarketing, gift certificates and various destination-specific local marketing efforts. Additionally, we offer incentive premiums in the form of tickets to local attractions and activities, hotel stays, gift certificates or free meals to guests and other potential customers to encourage attendance at sales presentations. We also offer volume discounts for purchasers of a large number of points.

We generate our VOI sales primarily through conducting sales presentations ("tours") at our sales centers. These tours generally include a tour of the resort properties, as well as an in-depth explanation of our points-based VOI system and the value proposition it offers our members. Our tours are designed to provide guests with an in-depth overview of our Company, our resort network and benefits associated with membership in THE Club, as well as a customized presentation to explain how our products and services can meet their vacationing needs.
Our sales force is highly trained in a consultative sales approach designed to ensure that we meet customers' needs on an individual basis. We manage our sales representatives' consistency of presentation and professionalism using a variety of sales tools and technology. The sales representatives are principally compensated on a variable basis determined by performance, subject to a base compensation amount.
Our marketing efforts are principally directed at the following channels:

•	our existing member base;

•
participants in third-party vacation ownership exchange programs, such as Interval International, Inc. (“Interval International”), and Resorts Condominiums International, LLC (“RCI”), who stay at our managed resorts;

•	guests who stay at our managed resorts;

•	member referrals;

•	off-property contacts who are solicited from the premises of hospitality, entertainment, gaming and retail locations; and

•	other potential customers who we target through various marketing programs.
We employ innovative programs and techniques designed to infuse hospitality into our sales and marketing efforts. For example, we offer enhanced mini-vacation packages at some of our managed resorts, which we refer to as Events of a LifetimeTM, at which our members or prospective customers who have purchased such packages are invited to dine together, along with our sales team members, and to attend a show, golf outing or other local attraction as a group over a two-day period. At the end of the stay, our sales team provides an in-depth explanation of our points-based VOI system and the value proposition it offers our members. We have found that, by creatively engaging with potential purchasers and infusing hospitality into the sales process, we improve potential purchasers' overall experience and level of satisfaction and, as a result, are able to increase the likelihood that they will buy our VOIs and increase the average transaction size.
We have also commenced offering one-on-one in-unit presentations of the benefits of our points-based VOI system to interested customers at our resorts. By focusing on sales and marketing methods that do not rely exclusively on increased tour flow, we believe that we can improve our closing percentage and increase the average VOI sales price per transaction, without significant increases in fixed sales and marketing costs associated with our sales centers.
In addition, we have an initiative in which select members and guests receive “high-touch” services such as a special welcome package, resort orientation and concierge services, as part of a pre-scheduled in-person sales presentation. Results from these enhanced programs and initiatives have been positive.
Although the principal goal of our marketing activities is the sale of points, in order to generate additional revenue and offset the carrying cost of our VOI inventory, we use a portion of the points and intervals which we own or acquire the right to use to offer accommodations to consumers on a per-night or per-week basis, similar to hotels. We generate these stays through direct consumer marketing, travel agents, websites and vacation package wholesalers. In addition, we provide rental services on behalf of certain of our affiliated resorts for a commission. We believe that these operations, in addition to generating supplemental revenue, provide us with a good source of potential customers for the purchase of points.
We provide loans to eligible customers who purchase VOIs through our U.S., Mexican and St. Maarten sales centers and choose to finance their purchase. These loans are collateralized by the underlying VOI, generally bear interest at a fixed rate, have a typical term of 10 years and are generally made available to consumers who make a down payment within established credit guidelines. Our minimum required down payment is 10%. Since late 2008, our average cash down payment has been 19.1% and the average initial equity contribution for new VOI purchases by existing owners (which take into account the value of VOIs already held by purchasers and pledged to secure a new consumer loan) has been 29.5%, which has resulted in an average combined cash and equity contribution of 48.6% for these new VOI purchases.
As of December 31, 2013, our loan portfolio (including loans we have transferred to special-purpose subsidiaries in connection with conduit, loan sale and securitization transactions) was comprised of approximately 72,000 loans (which includes loans that have been written off for financial reporting purposes due to payment defaults and delinquencies but which we continue to administer), with an outstanding aggregate loan balance of approximately $723.0 million. Approximately 45,000 of these consumer loans are loans under which the consumer was not in default, and the average balance of such loans was approximately $10,663. Approximately 27,000 loans within our loan portfolio are loans that were in default (which we define as having occurred upon the earlier of (i) the completion of cancellation or foreclosure proceedings or (ii) the customer’s account becoming over 180 days delinquent), and had not yet been foreclosed upon or canceled. We elect, subject to applicable law, to foreclose or cancel defaulted loans based on a variety of factors, including our VOI inventory needs and the carrying costs associated with recapturing the VOI inventory.
The weighted-average interest rate for all of the loans in our portfolio as of December 31, 2013 was approximately 15.7%, which includes a weighted average interest rate for loans in default of approximately 16.7%. As of December 31, 2013, approximately 8.50% of our approximately 527,000 owner-families had an active loan outstanding with us.
We underwrite each loan application to assess the prospective buyer's ability to pay through the credit evaluation score methodology developed by FICO based on credit files compiled and maintained by Experian (for U.S. residents) and Equifax (for Canadian residents). In underwriting each loan, we review the completed credit application and the credit bureau report and/or the applicant’s performance history with us, including any delinquency on existing loans with us, and consider in specified circumstances, among other factors, whether the applicant has been involved in bankruptcy proceedings within the previous 12 months and any judgments or liens, including civil judgments and tax liens, against the applicant. As of December 31, 2013, the weighted average FICO score (based upon loan balance) for our borrowers across our existing loan portfolio was 712, and the weighted average FICO score for our borrowers on loans we originated since late 2008 was 758.
Our consumer finance servicing division includes underwriting, collection and servicing of our consumer loan portfolio. Loan collections and delinquencies are managed by utilizing modern collection technology and an in-house collection team to minimize account delinquencies and maximize cash flow. We generally sell or securitize a substantial portion of the consumer loans we generate from our customers through conduit and securitization financings. We act as servicer for consumer loan portfolios, including those sold or securitized through conduit or securitization financings and receivables owned by third parties, for which we receive a fee.
Through arrangements with certain financial institutions in the United Kingdom, we broker financing for qualified customers who purchase points through our European sales centers.
We take measures to adjust the percentage of the sales of our VOIs that we finance based on prevailing economic conditions. For example, during the 12-month period prior to October 2008, we financed approximately 67.0% of the total amount of our VOI sales. In response to the dramatic contraction of conduit and securitization financing during the economic downturn that began in late 2008, we implemented a strategy to increase the cash sales of VOIs, which included offering discounts for purchases paid in cash and raising the interest rates applicable to financed purchases. As a result of these changes, the percentage of the total amount of our VOI sales we financed from October 2008 through September 2011 was approximately 34.6%. In October 2011, in response to stabilization in the consumer markets and improved securitization and conduit markets, we eliminated incentives for cash VOI purchases and took other actions to generate more financed sales of VOIs. From October 1, 2011 through December 31, 2013, we financed approximately 72.3% of the total amount of our VOI sales.

Our Resort Network
Our resort network currently consists of 307 vacation destinations, which includes 93 Diamond Resorts managed properties with approximately 11,000 units worldwide that we manage, and 210 affiliated resorts and hotels and four cruise itineraries, which we do not manage and which do not carry our brand name but are a part of our network and, consequently, are available for our Club members to use as vacation destinations. Through our management, we provide guests with a consistent and high quality suite of services and amenities, and, pursuant to our management agreements, we have oversight and management responsibility over the staff at each location. Of the managed resorts, 38 have food and beverage operations, 41 have a gift shop, pro shop or convenience store, and 20 have a golf course, leisure center or spa. Most of these amenities are operated by third parties pursuant to leases, licenses or similar agreements. Revenue from these operations is included in Consolidated Resort Operations Revenue in our consolidated statements of operations, together with revenues from services that we provide for our properties located in St. Maarten where we function as the HOA (which have historically constituted a majority of such revenue). For a further discussion of our Consolidated Resort Operations Revenue, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Revenue and Expense Items—Consolidated Resort Operations Revenue."
Affiliated resorts are resorts with which we have contractual arrangements to use a certain number of vacation intervals or units either in exchange for our providing similar usage of intervals or units at our managed resorts or for a maintenance or rental fee. These resorts are made available to members of the Clubs through affiliation agreements. In the vast majority of cases, our affiliated resorts provide us with access to their vacation intervals or units in exchange for our providing similar usage of intervals or units at our managed resorts, and no fees are paid by us in connection with these exchanges. However, in a limited number of circumstances, we receive access to accommodations at our affiliated resorts through two other types of arrangements. In the first of these types of arrangements, we pay an upfront fee to an affiliated resort or cruise company for access to a specified number of vacation intervals or units, and we incorporate this upfront fee into our calculation for annual dues to be paid by members of the Clubs. In the second of these types of arrangements, a member who desires to stay at an affiliated resort for a particular time period deposits points with us and, in exchange, we pay our affiliated resort the funds required in order to allow such member access to the desired unit for the desired time period and we can use the unit within the time period for marketing or rental purposes.
We identify and select affiliated resorts based on a variety of factors, including location, amenities and preferences of our members. We have established standards of quality that we require each of our affiliates to meet, including with respect to the maintenance of their properties and level of guest services. In general, our affiliate agreements allow for termination by us upon 30 days’ notice to the affiliate, although some of our affiliate agreements cannot be terminated until a specified future date. Further, our affiliate agreements permit us to terminate our relationship with an affiliate if it fails to meet our standards. In any event, none of our affiliate agreements requires us to make any payments in connection with terminating the agreement. In addition to our affiliate agreements, we own, through one or more of the Collections, intervals at a few of our affiliated resorts.
Our network of resorts includes a wide variety of locations and geographic diversity, including beach, mountain, ski and major city locations, as well as locations near major theme parks and historical sites. The accommodations at these resorts are fully furnished and typically include kitchen and dining facilities, a living room and a combination of bedroom types including studios and one-, two-, three- and four-bedroom units with multiple bathrooms. Resort amenities are appropriate for the type of resort and may include an indoor and/or outdoor swimming pool, hot tub, children's pool, fitness center, golf course, children's play area and/or tennis courts. Further, substantially all of our Diamond Resorts managed resorts in Europe and some of our Diamond Resorts managed resorts in North America include onsite food and beverage operations, the majority of which are operated by third-party vendors.
Purchasers of points acquire memberships in one of the seven Collections. Legal title to the real estate underlying the points is held by the trustees or the associations for the Collections and, accordingly, such purchasers do not have direct ownership interests in the underlying real estate. Other than unsold intervals which we maintain in inventory, various common areas and amenities at certain resorts and a small number of units in European resorts, we do not hold any legal title to the resort properties in our resort network.

The following is a list, by geographic location, of our managed resorts, with a brief description and the number of units at each such managed resort, together with a list of our affiliated resorts:
Managed Resorts

NORTH AMERICA AND THE CARIBBEAN
Resort	Location	Units
Rancho Mañana Resort	Cave Creek, Arizona	38
Set in the high desert of Arizona, Rancho Mañana Resort provides guests with breathtaking mountain views. The secluded retreat features spacious two bedroom accommodations, each with a gourmet kitchen, two full master suites and an elegant western décor. Guests can relax poolside or play golf at the adjacent championship Rancho Mañana Golf Club. Nearby amenities include shops, restaurants, galleries, sporting activities and cultural events in Phoenix.

Kohl's Ranch Lodge	Payson, Arizona	66
Located on the banks of Tonto Creek in the largest Ponderosa Pine Forest in the world, Kohl's Ranch Lodge is historically famous for its western hospitality. Situated at the base of the Mogollon Rim in the area that author Zane Grey made famous with his popular adventures of the Old West, the friendly and casual atmosphere of Kohl's Ranch Lodge makes each stay an inviting experience where guests can enjoy a classic stay in Arizona's back country.

PVC at the Roundhouse	Pinetop, Arizona	20
This resort is nestled in eastern Arizona’s White Mountains, where Pinetop-Lakeside’s motto is “Celebrate the Seasons” and where guests can enjoy year-round adventures. The log-sided mountain homes at this resort feature fireplaces, jetted spas, large fully equipped kitchens, covered porches and private yards and are a perfect getaway for family cabin fun. After a day of outdoor play, guests can look forward to a relaxing master suite spa retreat.

Scottsdale Links Resort	Scottsdale, Arizona	218
This 218 unit resort with one-, two- and three-bedroom accommodations is located between the TPC Desert Golf Course and the McDowell Mountains in Scottsdale, within easy reach of Phoenix. With a spa, fitness center, outdoor heated pool and spacious units, this resort is ideal for families making it a base for exploring the area.

Scottsdale Villa Mirage	Scottsdale, Arizona	154
Located 25 minutes from the Phoenix airport, this 154 unit resort has a heated outdoor pool, children’s pool, whirlpools, tennis courts, playground, fitness center and game room to provide fun and relaxation for guests and families of all ages.

Bell Rock Inn and Suites	Sedona, Arizona	85
Framed by extraordinary views along the Red Rock Scenic Byway, with its sandstone formations and rich red landscape of Arizona’s backcountry, this resort is set amid the natural beauty of Sedona and provides easy access to the sights, sounds and wonder of the Coconino National Forest. In addition to a laid-back and friendly ambience, the resort offers a poolside barbeque and in-suite fireplaces.

Los Abrigados Resort & Spa	Sedona, Arizona	194
Nestled against the banks of the famous Oak Creek in Sedona, Arizona, and situated in twenty-two acres filled with winding walkways, cascading fountains and shady nooks in the foothills of Arizona’s Red Rock Country, this resort is within walking distance to many restaurants, galleries, shops and hiking trails. From the scenic and quaint Oak Creek to the stunning red rock formations and new age energy of Sedona, Los Abrigados Resort & Spa provides a comfortable, quiet and relaxing selection of accommodation styles with easy access to many outdoor adventures and activities.

The Ridge on Sedona Golf Resort	Sedona, Arizona	174
Situated 15 minutes away from Sedona town center, The Ridge on Sedona Golf Resort has 174 units surrounding five whirlpools and pools with a fitness center, game room and a clubhouse.

Sedona Summit	Sedona, Arizona	278
Sedona Summit is located four miles from Sedona town center, amid stunning red rock mountain scenery nestled in the upper Sedona Plateau. The 278 units are spread across 39 two-story buildings with six pools and whirlpools located throughout the complex, as well as BBQ areas and a fitness center.

Resort	Location	Units
Varsity Clubs of America — Tucson	Tucson, Arizona	60
This resort provides all-suite guest accommodations with convenient proximity to the University of Arizona and a number of golf courses, including a variety of luxurious municipal and championship style courses. Tucson affords travelers an oasis under the Sonoran Sun. Affectionately known as Old Pueblo, Tucson is built upon a deep Native American, Spanish, Mexican and Old West foundation and the Varsity Clubs of America — Tucson affords a relaxing getaway whether traveling for business, game day, family and friends, or just a little down time.

Riviera Beach & Spa Resort	Capistrano Beach, California	102
This resort is positioned adjacent to the Riviera Shores Resort in Capistrano Beach, California, located in Capistrano Beach overlooking the coast on the southern end of Dana Point. Nearby Dana Point Harbor is home to spectacular dining, Ocean Village shopping, and marine activities. Many of the one- and two-bedroom villas offer Pacific Ocean views. A kitchen, whirlpool tub, and outdoor barbecue come standard in every villa, and the resort has two swimming pools, jacuzzi and sauna, fitness center and game room.

Riviera Shores Resort	Capistrano Beach, California	28
This resort is located adjacent to the Riviera Beach Resort in Capistrano Beach, California. The resort overlooks the coast on the southern end of Dana Point, and offers two swimming pools, a whirlpool spa, fitness center, game room, sauna and many other amenities. Every villa includes, a partial kitchen, two TVs and an outdoor barbecue, and many of the one- and two-bedroom villas include a whirlpool bathtub.

Marquis Villa Resort	Palm Springs, California	98
Located in the heart of Palm Springs, California with a spectacular mountain setting at the base of the beautiful San Jacinto Mountains, Marquis Villas Resort provides oversized accommodations with fully equipped kitchens and private patios or balconies.

Palm Canyon Resort	Palm Springs, California	235
This resort is located in Palm Springs and offers junior villa, one-, two- and three-bedroom accommodations. The resort features a dramatic rock formation with cascading waterfalls around a 1.5-acre swimming pool and sun deck, along with an in-cave whirlpool spa and water slides for adults and children.

Riviera Oaks Resort & Racquet Club	Ramona, California	70
Located in the San Vicente Valley, this resort offers spacious one- and two-bedroom villas, which have a fireplace as well as well-equipped kitchens. The family-friendly resort features 17 tennis courts, paddle tennis, hiking trails, horseback riding and a nearby country club with an 18-hole golf course. It also has two large swimming pools, two whirlpool spas and a day spa.

Lake Tahoe Vacation Resort	South Lake Tahoe, California	181
Located on the edge of Lake Tahoe, America’s largest alpine lake and only a mile away from the Heavenly Mountain Resort base lodge, Lake Tahoe Vacation Resort is ideally placed for a winter skiing vacation as well as for summer activities such as hiking, horseback riding and water sports. The resort has both indoor and outdoor pools and hot tubs, fitness center and game room.

The Historic Crags Lodge	Estes Park, Colorado	33
Nestled quietly on the north shoulder of Prospect Mountain, The Historic Crags Lodge offers breathtaking and majestic views of the Continental Divide to the west and a bird’s eye view of downtown Estes Park to the east. The Historic Crags Lodge is everything you would imagine from a quiet Colorado mountain retreat. The Historic Crags Lodge is set high amid the mountain pines of the Colorado Rockies and boasts comfortable guest suites complete with dining and group services suitable for families, couples, weddings and conferences, all within easy access of the Estes Park Aerial Tramway and the spectacular Rocky Mountain National Park.

Daytona Beach Regency	Daytona Beach, Florida	86
This resort is situated on beachfront of the world famous Daytona Beach. Close to the Speedway attractions, it provides one- and two-bedroom units, indoor and outdoor pools with slides and hot tubs, poolside bar, fitness center, volleyball courts and game room.

Barefoot’n Resort	Kissimmee, Florida	22
This resort, which offers one-bedroom accommodations, is located in Kissimmee, Florida, within easy access of Florida's Walt Disney World® Resort, Universal Orlando® Resort and SeaWorld® Orlando. The resort is equipped with an outdoor swimming pool, children’s pool, playground, and barbeque and picnic areas. The resort is accredited in the Florida Department of Environmental Protection’s (DEP) Florida Green Lodging program, which designates lodging facilities that commit to conserving and protecting Florida’s natural resources.

Resort	Location	Units
Parkway International Resort	Kissimmee, Florida	143
This resort is tucked away in a wooded area in Kissimmee, Florida, just one mile from the main gate of Walt Disney World® Resort. The resort offers two-bedroom, two-bathroom accommodations and nature trails, outdoor pool, hot tub, children’s wading pool and poolside bar and grill. The resort is accredited in the Florida Department of Environmental Protection’s (DEP) Florida Green Lodging program.

Polynesian Isles	Kissimmee, Florida	130
This resort offers beautiful accommodations just minutes from the epicenter of Orlando theme parks, shopping and dining experiences. Nearby attractions and activities also include backcountry horseback riding adventures, the Kennedy Space Center and the famed Daytona Beach. True to its South Pacific heritage, this resort features tropical splendor that surrounds the pools, spas, tennis, shuffleboard courts and putting greens.

Crescent Resort on South Beach	Miami Beach, Florida	27
This is a boutique resort situated in the heart of Miami’s South Beach neighborhood, in the center of the SoBe Historic District, with easy access to the beachfront. It was built in 1938, and was designed with a facade that resembles a fine steam ship with all of its port holes in classic Art Deco style, with neon lighting at night. The Art Deco style continues in the resort’s one- and two-bedroom accommodations.

Charter Club Resort of Naples Bay	Naples, Florida	33
Located in southwest Florida along the Paradise Coast on Naples Bay, this small resort is comprised of 11 three-story buildings, with spacious two-bedroom, two-bathroom accommodations, each with a private lanai. Situated on one of the marine inlets typical of Naples, the resort also has a heated pool and separate children’s pool with a Tiki Hut grill bar.

The Cove on Ormond Beach - North Tower	Ormond Beach, Florida	54
Located directly on the beach in Ormond Beach, Florida, this resort features an activity pool with a two-story tube slide, hot tub, barbecue and picnic area. It also has 150 feet of private beach and is situated for easy access to Daytona Beach restaurants, shops and golf facilities.

The Cove on Ormond Beach - South Tower	Ormond Beach, Florida	57
This resort shares the facilities, such as the activity pool and private beach front, with the North Tower and also offers studio and one- and two-bedroom accommodations.

Bryan’s Spanish Cove	Orlando, Florida	44
This resort, which is located directly on the waterfront of Lake Bryan in Orlando, offers two-bedroom, two-bathroom accommodations. The resort is accredited in the Florida Department of Environmental Protection’s (DEP) Florida Green Lodging program.

Grand Beach	Orlando, Florida	192
Located minutes from Florida’s Walt Disney World® Resort, SeaWorld® Orlando and Universal Orlando® Resort, this 192 unit resort is located on the edge of Lake Bryan. All units contain three bedrooms, three bathrooms and fully-equipped kitchens, which provide spacious family accommodations, as well as an outdoor pool, whirlpool, children’s pool, playground, game room and fitness center.

Grande Villas	Orlando, Florida	251
This resort provides distinctive and perfectly situated accommodations for a family vacation. The Grande Villas include comfortable accommodations with private screened patios or balconies, fully equipped kitchens, two outdoor swimming pools, spa pools, children's pool, playground and miniature golf. Nearby amenities include Walt Disney World® Resort, Universal Orlando® Resort and SeaWorld® Orlando.

Mystic Dunes Resort & Golf Club	Orlando, Florida	714
Built on one of the highest elevations in the area, Mystic Dunes Resort & Golf Club is nestled on over 600 acres of rolling hills, lush Florida nature preserves and beautiful tropical landscape, with a well-respected golf course that recently hosted the Brian Gay Invitational Golf Tournament. The vacation condo-sized villas, as well as a wide array of resort amenities and services, make Mystic Dunes Resort & Golf Club one of the best family vacation and golf resorts in Orlando.

Orbit One Vacation Villas	Orlando, Florida	116
This resort, which is located just one mile from Walt Disney World® Resort in Orlando, offers two-bedroom, two-bathroom accommodations and on-site amenities such as two swimming pools, children’s wading pool, hot tub, tennis courts, racquetball court and beach volleyball. The resort is accredited in the Florida Department of Environmental Protection’s (DEP) Florida Green Lodging program.

Resort	Location	Units
Liki Tiki Village Resort	Winter Garden, Florida	576
Situated in 64 landscaped acres in Winter Garden, Florida, this resort offers the Liki Tiki Lagoon Water Adventure, a 1.5 acre, 220,000-gallon water park with a gently rolling wave pool, five water slides, an erupting water volcano, a waterfall, a toddler’s area, spouting tiki heads and a dancing fountain. This large resort has studio and one-, two- and three-bedroom accommodations. The resort is accredited in the Florida Department of Environmental Protection’s (DEP) Florida Green Lodging program.

The Point at Poipu	Kauai, Hawaii	214
Located on the island of Kauai, this resort offers 214 units with lush garden or ocean views across Shipwreck Beach to every suite. The resort has an outdoor beach entry pool as well as a children's pool, hot tub, fitness center, spa and sauna.

Ka'anapali Beach Club	Maui, Hawaii	412
With 412 units in a 12-story building, Ka’anapali Beach Club is located on the beachfront of Maui’s famous North Shore. The resort has a newly opened restaurant and pool bar and newly refurbished pools, as well as a fitness center, spa, sauna, hair salon and gift shop.

Varsity Club of America — South Bend	Mishawaka, Indiana	86
Located in Mishawaka, Indiana, this all-suite hotel offers unique and convenient accommodations in the heart of a college town. With its close proximity and easy access to the University of Notre Dame, the Varsity Club of America — South Bend provides comfortable guest suites, indoor and outdoor swimming pools, a spacious indoor billiards parlor and plenty of outdoor barbeque grills for game days and family fun. The South Bend/Mishawaka area boasts a variety of enriching and entertaining attractions from outdoor recreation and sports to museums, nightlife and shopping.

The Suites at Fall Creek	Branson, Missouri	214
This resort offers 214 units, many with lake views over Lake Taneycomo. Ten minutes away from Branson town center, the resort is ideally located to explore this destination, while providing a selection of amenities onsite, including a fitness center, basketball courts, boating, fishing, indoor and outdoor pools, hot tubs, miniature golf, playground, shuffle board and tennis courts.

Cancun Resort	Las Vegas, Nevada	441
Located in Las Vegas, Nevada, this resort offers spacious and very comfortably appointed villas and penthouse suites, situated south of the heart pounding, non-stop excitement and glamour of the fabulous Las Vegas Strip. A towering Mayan Pyramid with a cascading waterfall, four enormous waterslides, a grand swimming pool and poolside cafe and a full range of spa services are just a few of the many amenities.

Desert Paradise Resort	Las Vegas, Nevada	141
This Las Vegas resort is tucked away from the Las Vegas Strip and provides a good base to explore the area. The resort has 141 units across two-story buildings, all with balconies or terraces. It also has two central pool areas equipped with hot tubs and children’s pools, as well as barbeque areas and a fitness center.

Polo Towers Suites	Las Vegas, Nevada	308
This resort is located in the heart of the Las Vegas Strip and shares facilities with Polo Towers Villas. With 308 units, the resort offers a new and comprehensive fitness center, and two outdoor pool areas including a roof top pool.

Polo Towers Villas	Las Vegas, Nevada	203
This resort has 203 units and shares facilities with Polo Towers Suites, including a new fitness center, outdoor pools and spa.

Villas de Santa Fe	Santa Fe, New Mexico	105
This resort is situated in Santa Fe, halfway between Taos and Albuquerque. With 105 one- and two-bedroom units, the resort offers a base to explore the surrounding area, which is rich in culture, as well as providing a heated outdoor pool and hot tub, fitness center, game room and clubhouse.

Bent Creek Golf Village	Gatlinburg, Tennessee	47
A combination of 47 one- and two- bedroom units and cabins situated amid a Gary Player golf course make up Bent Creek Golf Village. Located 11 miles away from the center of Gatlinburg and the Great Smoky Mountains National Park, this resort offers indoor and outdoor heated pools, fitness center, game room, and volleyball and basketball courts.

Resort	Location	Units
Cedar Breaks Lodge and Spa	Brian Head, Utah	159
This resort in Brian Head, Utah is a year round, family-oriented destination, located an easy three-hour drive from Las Vegas. With outdoor recreational activities for visitors of all ages and abilities, Brian Head activities include skiing and snowboarding during the winter and mountain biking, hiking, fishing and more in the warmer months. Amenities include two on-site restaurants serving classic American cuisine, as well as the Cedar Breaks Bar and Grill. Additional amenities include storage and an on-site convenience store, as well as an indoor heated pool, sauna, steam room and hot tubs.

Greensprings Vacation Resort	Williamsburg, Virginia	147
Offering 147 two- and four- bedroom units, this resort is ideally placed to explore the historical town of Colonial Williamsburg as well as the area's theme parks. The resort is equipped with indoor and outdoor pools, hot tubs, a fitness center, playgrounds, sauna and tennis, volleyball and basketball courts.

The Historic Powhatan Resort	Williamsburg, Virginia	443
Amid 256 acres of woodland and located a short drive from Colonial Williamsburg and the area’s theme parks, this resort offers one-, two- and three-bedroom accommodations totaling 443 units. Amenities include indoor and outdoor pools and hot tubs, two restaurants open for breakfast, lunch and dinner and a gift shop.

Cabo Azul Resort	Baja California, Mexico	141
Gleaming white-sand beaches and the unsurpassed allure of the Sea of Cortez make the Cabo Azul Resort a terrific destination. With a truly fresh look and feel, this resort is a true masterpiece on 12 oceanfront acres in San Jose del Cabo. This resort features a tri-level infinity-edge swimming pool, swim-up bars and an on-site Mexican cuisine restaurant. Additional amenities include a full service spa, a state of the art fitness center and a stunning five-story, open air wedding chapel.

Sea of Cortez Beach Club	Sonora, Mexico	30
The Sea of Cortez, with its laid back seaside havens dotted along the coast, provides a soothing escape in any season. Oceanfront, the Sea of Cortez Beach Club offers luxurious suites with private patios or balconies. Water sport excitement abounds with spectacular diving and snorkeling adventures, calm open sea kayaking, or deep sea fishing, or taking it slow with a relaxing poolside escape, whale and dolphin sightings or long and lazy beach strolls.

Royal Palm Beach Resort	Cole Bay, St. Maarten	140
Located on the Dutch side of the island, all 140 of the one-, two- and three-bedroom units at this resort face the beach and have balconies or terraces. Facilities at the resort include a restaurant, swimming pool and poolside bar, gym and beauty salon.

Flamingo Beach Resort	Simpson Bay, St. Maarten	208
Located on the Dutch side of St. Maarten, this resort is situated on a private beachfront with 208 studio and one-bedroom units. The resort offers a restaurant and snack bar, as well as an outdoor pool and tennis courts.

North America and the Caribbean Subtotal		7,918

EUROPE
Resort	Location	Units
The Alpine Club	Schladming, Austria	92
Overlooking the town of Schladming, this resort is located amidst stunning scenery one hour from Salzburg, Austria and two and a half hours from Munich, Germany. With accommodation choices across 92 units, The Alpine Club also offers a sauna and solarium, tennis, badminton and game room.

Alvechurch Marina*†	Alvechurch, England	2
With four- and six-berth canal boats based at this marina in Worcestershire, there are many round trip routes through the Black Country that can be followed. As a unique way to see the English countryside, visits to Birmingham city center, Worcester Cathedral, historic houses and theme parks can also be incorporated into a vacation itinerary.

Anderton Marina*†	Cheshire, England	3
Anderton Marina is based on the Trent and Mersey canals and has three boats available. From this location, routes include a journey to the old city of Chester as well as Middlewich.

Gayton Marina*†	Cheshire, England	3
Four- and six-berth canal boats are available to navigate through Warwick to Warwick Castle or the university city of Chester. Whichever route is taken, these boats provide the easiest access to the rolling English countryside in the midlands.

Woodford Bridge Country Club	Devon, England	103
Originally an old coaching inn from the 15th century, this resort in Devon has 103 units, with the majority of units having either a terrace or balcony. With a heated indoor pool and whirlpool and a restaurant and bar onsite, this resort offers a base to explore the Devonshire countryside including Dartmoor and Exmoor, which are short drives away, along with the well-known Eden Project.

Blackwater Meadow Marina*†	Ellesmere, England	2
This marina is located in Shropshire in the heart of the English countryside and has one four-berth and one six-berth canal boat based there. Numerous itineraries include visits to Wales and Chirk Castle, and navigating across Chirk Viaduct standing over 70 feet above the ground.

Broome Park Golf and Country Club	Kent, England	14
The resort is located on the grounds of a Grade I listed manor house in the county of Kent and is 15 minutes from the historic city of Canterbury, famous for its cathedral and historic buildings. With 14 two-bedroom lodges, this resort offers an 18-hole golf course onsite, as well as a restaurant and bar in the mansion house. Other resort amenities include a newly constructed gym, indoor pool, solarium, sauna and squash courts, as well as tennis courts and croquet. The resort is 10 minutes away from the coast and the cliffs of Dover and provides easy access to the Eurostar train.

Pine Lake Resort	Lancashire, England	125
Based on the edge of the Lake District and the Lune Valley, this resort is surrounded by superb English countryside and positioned around a lake. The resort is made up of 125 Scandinavian style two-bedroom lodges and a selection of studio apartments with a central reception building that includes the restaurant, bar, and entertainment and meeting rooms, along with a separate indoor heated pool and whirlpool.

Thurnham Hall	Lancaster, England	50
With 50 accommodation choices located either in the 12th century mansion house or in buildings within the 30 acre grounds, this resort offers a large indoor swimming pool and state of the art fitness center. The restaurant is located in the old mansion house along with a member’s lounge and a restored chapel house providing huge fireplaces and original exposed stone walls.

Thurnham Hall Tarnbrook	Lancaster, England	10
This building is located within the grounds of Thurnham Hall and shares the amenities there. It is a newly built building with 10 spacious two-bedroom apartments.

Resort	Location	Units
Cromer Country Club	Norfolk, England	101
This resort has 101 units, all with balconies or terraces that provide views over the gardens and woodlands. This resort is less than one mile from the sea and marina in Cromer, and includes an indoor heated pool and whirlpool, a gym, spa, sauna, steam room, badminton courts and game room.

Wychnor Park Country Club	Staffordshire, England	44
This resort is situated within the 55 acre estate of Wychnor Park, which dates from the time of Queen Anne in the 17th century. The main mansion house is a Grade II listed building and houses some of the 44 units that are available, most of which have a terrace or balcony. The resort has a restaurant and member lounge bar, as well as a heated indoor pool, sauna, solarium and spa.

Worcester Marina*†	Worcester, England	2
Based at the southern end of the Worcester Birmingham canal, two four- and six-berth canal boats are available for itineraries that include Worcester Cathedral, the Royal Worcester Porcelain factory and the home of Shakespeare: Stratford-upon-Avon.

Le Manoir des Deux Amants	Connelles, France	35
Set amid the stunning landscaped parkland in the heart of the Normandy countryside, the resort is one and a half hours from Paris and 100 kilometers from Le Havre. The resort offers 35 units situated on the banks of the famous River Seine and includes an onsite restaurant, a leisure center and an indoor swimming pool.

Le Résidence Normande	Connelles, France	14
This resort has 14 units and is situated next to Le Manoir des Deux Amants and shares its facilities.

Le Club Mougins	Mougins, France	55
Located 10 minutes from the beautiful beaches of Cannes and a half hour from Nice on the French Riviera, this resort has 55 units and a restaurant and bar and lounge onsite, as well as an outdoor pool, gym and sauna.

Royal Regency	Paris, France	48
Located 20 minutes from the center of Paris on the Metro Line, this resort is ideally suited to exploring this beautiful European city.

Grand Leoniki Resort†	Crete, Greece	40
Grand Leoniki, is a sister resort to Leoniki Residence Resort, and is situated across the road from the beach at Rethymnon on the highly demanded island of Crete. Guests enjoy the exclusive use of the squash court, gym, indoor and outdoor pools and jacuzzi as well as being able to use the health club and saunas. The resort also has an onsite Greek restaurant.

Leoniki Residence Resort†	Crete, Greece	98
This resort is a sister resort to Grand Leoniki Resort, and is located a short walk away from the beach at Rethymnon. It has the same two impressive outdoor swimming pools, a poolside bar and fitness facilities, as well as a full service traditional Greek onsite restaurant.

Village Heights Golf Resort†	Crete, Greece	199
Village Heights Resort overlooks Hersonissos on the north eastern coastline of Crete. The accommodations are built in traditional "Greek Village" style and set in beautifully landscaped gardens, and command breathtaking views of the coast, Hersonissos and its pretty harbor. The resort boasts three swimming pool areas, including a superb infinity style pool as well as a full service onsite spa/health club, with sauna and jacuzzis, gym and aerobics, and massage therapy and its own indoor hydrotherapy pool. In addition, Village Heights has two restaurants, a poolside snack bar, a full bar and an onsite convenience store/gift shop. There is also an 18 hole PGA designed golf course adjacent to the property.

The Village Holiday Club†	Crete, Greece	32
Located in the charming village of Koutouloufari, the Village Holiday Club has an authentic Greek Village atmosphere and is within easy walking distance of the local restaurants, shops and bars. Built into a hill, the resort offers an exclusive pool with bar amenities, and many accommodations have large balconies offering a panoramic view of the lush gardens and views over the Bay of Hersonissos.

Resort	Location	Units
Sun Beach Holiday Club†	Rhodes, Greece	67
Located in Ialyssos, on the Greek island of Rhodes, this is a seafront resort that is well equipped with gym, tennis courts, water polo, swimming, windsurfing and volleyball. There are two on-site restaurants to choose from, or alternatively a short distance away is Rhodes Town, where a variety of evening entertainment and dining experiences can be found. This is also a very historic island - Rhodes Old Town is a designated UNESCO World Heritage site that boasts the Palace of the Grand Masters - a fabulous medieval castle complete with its medieval walls.

East Clare Golf Village	Bodyke, Ireland	51
With 51 two-bedroom units, this recently-constructed resort is located next to East Clare Golf course in County Clare, Ireland, approximately one hour outside of Shannon. The resort provides a great base to explore the neighboring countryside and tourist attractions of Bunnratty Castle and the Cliffs of Moher.

Dangan Lodge Cottages	Ennis, Ireland	6
Converted from an original farmhouse and associated farm buildings, this small resort provides unusual, but traditional, Irish accommodations with exposed stone walls, solid fuel stoves and inglenook fireplaces.

Fisherman's Lodge	Scarriff, Ireland	6
Located on the edge of the shores of Lough Derg in County Clare, the largest lake in Ireland, this resort is made up of six split level open plan studio units with spiral staircases to the upper floor.

Palazzo Catalini	Soriano, Italy	19
This resort is a hideaway in the Italian countryside. Located in the medieval village of Soriano nel Cimino, this 17th century building perched on the top of a hill and now housing 19 units was once the mansion of a nobleman. The onsite restaurant specializes in Italian cuisine and features a bar and lounge.

Palazzo at Soriano	Soriano, Italy	15
Built into the rocky hillside this resort is completely unique in its design. Each of the 15 rooms has its own charm and individual floor plan. a spa and gym are available as are the tiered gardens that give panoramic views across the town and valley.

Diamond Suites on Malta	St. Julians, Malta	46
Located within the luxury five-star InterContinental Malta Hotel, this resort offers 46 accommodation choices, most with balconies or terraces. The resort is situated in St. Georges Bay in St. Julians and is less than five miles from the capital of Valletta.

Vilar Do Golf	Loulé, Portugal	181
Located on the southern coast of Portugal, this resort has 181 one- and two-bedroom units situated around a golf course all with balconies or terraces. Located two kilometers from the beach in the Algarve, the resort amenities include indoor and outdoor pools, gym, sauna, badminton, basketball, volleyball, game room and an onsite restaurant as well as a poolside bar and grill.

The Kenmore Club	Perthshire, Scotland	58
With 58 cottage style units located on the shores of Loch Tay, this is a special resort at the heart of the Scottish highlands, with easy access to explore the local whiskey distilleries. The resort is located a 90-minute drive from Dundee and less than two hours from the historic city of Edinburgh.

Los Amigos Beach Club	Costa del Sol, Spain	141
This resort has 141 units and is situated 300 meters from the beach. It is a short drive to the beautiful cities of Malaga, Marbella, Granada and Seville. Amenities include two outdoor and one indoor swimming pools, tennis courts and miniature golf, as well as two restaurants onsite, a market and a gift shop.

Royal Oasis Club at Benal Beach	Costa del Sol, Spain	33
Built around one of the largest privately-owned outdoor swimming pool complexes in Europe, this resort includes 33 units and is located 200 meters from the beach. In addition, the resort has an indoor swimming pool, fitness center and sauna.

Royal Oasis Club at Pueblo Quinta	Costa del Sol, Spain	52
This resort is situated in lush gardens and contrasts with the hotel blocks of the Costa del Sol, with 52 one- and two-bedroom units, many of which have balconies or terraces. This resort also offers a central outdoor pool, indoor pool, gym and onsite restaurant.

Resort	Location	Units
Sahara Sunset	Costa del Sol, Spain	150
Styled with Moorish architecture, this resort offers 150 units, all with a balcony or terrace. With a featured landscaped pool, this resort also features an additional outdoor pool, an indoor pool, an onsite restaurant, and newly constructed gym, sauna, spa and steam room.

Cala Blanca	Gran Canaria, Spain	93
Situated on Gran Canaria in the Canary Islands, this resort provides 93 one- and two-bedroom units. Built on a beautiful hillside, every room has a sea view and a sunny balcony or terrace. The resort is located 10 minutes away from Puerto de Mogan (known as Canarian Little Venice) and includes an outdoor pool and pool bar and grill, as well as an onsite restaurant.

Club del Carmen	Lanzarote, Spain	66
Located on Puerto del Carmen, this resort is perfectly situated two minutes from the beaches of Playa Grande and Playa Chica. With 66 units, this resort offers an outdoor pool and poolside bar, extensive sun terraces and rooftop deck and onsite restaurant.

Jardines del Sol	Lanzarote, Spain	53
Situated on the southern tip of Lanzarote near Playa Blanca, this resort has been built in the style of a Spanish pueblo blanco, or white village. This resort offers 48 bungalows, 2 two-bedroom and 3 three-bedroom villas and provides an onsite restaurant and outdoor pool.

Garden Lago	Majorca, Spain	82
Situated at the north of the island of Majorca, this resort offers 82 accommodation choices in two- and three-bedroom units. It is located one kilometer from the beach and includes an outdoor pool and whirlpool, gym and sauna, and onsite restaurant as well as many amenities nearby.

White Sands Beach Club†	Menorca, Spain	77
This resort has 77 units on a beachfront location built up into the hillside situated on the island of Menorca. With a central infinity edge pool and convenient snack bar restaurant onsite, this destination is a relaxing place to vacation and is available 44 weeks of the year.

Royal Sunset Beach Club	Tenerife, Spain	126
Located conveniently close to Playa de las Americas' abundant shops, restaurants and nightlife, this resort has a range of facilities situated in sub-tropical gardens and a beautifully landscaped outdoor pool. This resort has 126 units and a private clubhouse with a bar, lounge, restaurant, gym, squash courts and sauna.

Royal Tenerife Country Club	Tenerife, Spain	77
Set amid the greens of the challenging Golf del Sur course, with a focal point of a central landscaped swimming pool and the beach six kilometers away, the resort includes 77 one- and two-bedroom units, tennis courts, gym, restaurant and supermarket.

Santa Barbara Golf and Ocean Club	Tenerife, Spain	279
This resort exhibits Moorish inspired architecture and includes 279 units, most of which have a sea view. The resort amenities include a central pool and whirlpool, two onsite restaurants, a poolside bar and grill, gym, sauna, spa and solarium.

Sunset Bay Club	Tenerife, Spain	206
This village-style resort of 206 units is situated at Torviscas on the outskirts of Playa de las Americas, and is a 10 minute walk from the beach. It has two outdoor pools and a children’s pool, and there are several local shops and restaurants on the property.

Resort	Location	Units
Sunset Harbour Club	Tenerife, Spain	124
This resort has been built in the traditional style of an Andalusian pueblo blanco or white village. Situated on the outskirts of Playa de las Americas, this resort is located near nightlife and many local restaurants and bars. The resort has 124 units, including studio, one-and two-bedroom accommodation choices.

Sunset View Club	Tenerife, Spain	52
With panoramic views of the ocean and a backdrop of the snow-capped Mount Teide volcano, this resort offers 52 one-and two-bedroom units with easy access to the golf courses of the Golf del Sur and numerous local shops and restaurants.

Europe Subtotal		3,132
Total number of units at Managed Resorts		11,050

* Denotes canal boat marinas; number of units denotes number of boats managed.
† Denotes resorts that are only open for a portion of the year.
Affiliated Resorts, Hotels and Cruise Itineraries
The following is a list by geographic location of our affiliated resorts, which we do not manage and which do not carry our brand, but are a part of our resort network:

UNITED STATES
Resort	Location
London Bridge Resort	Lake Havasu City, Arizona
The Roundhouse Resort	Pinetop, Arizona
Scottsdale Camelback	Scottsdale, Arizona
Sedona Springs Resort	Sedona, Arizona
Villas at Poco Diablo	Sedona, Arizona
Villas of Sedona	Sedona, Arizona
Grand Pacific Resorts - Mountain Retreat	Arnold, California
San Luis Bay Inn	Avila Beach, California
Grand Pacific at Carlsbad Seapointe Resort	Carlsbad, California
Grand Pacific at Carlsbad Inn Beach Resort	Carlsbad, California
RVC’s Cimarron Golf Resort	Cathedral City, California
Grand Pacific at Coronado Beach Resort	Coronado, California
Grand Pacific at RiverPointe Napa Valley	Napa, California
Grand Pacific at Red Wolf Lodge	Olympic Valley, California
Grand Pacific Palisades Resort and Hotel	Palisades, California
Desert Isle of Palm Springs	Palm Springs, California
Oasis Resort	Palm Springs, California
Lodge at Lake Tahoe	South Lake Tahoe, California
Tahoe Beach and Ski Club	South Lake Tahoe, California
Tahoe Seasons Resort	South Lake Tahoe, California
GeoHolidays Heights at Lac Morency	St Hippolyte, Quebec, Canada
Clock Tower	Whistler, British Columbia, Canada
RVC at Whiski Jack	Whistler, British Columbia, Canada
The Village at Steamboat Springs	Steamboat Springs, Colorado
Coconut Mallory Resort and Marina	Key West, Florida
Westgate at South Beach	Miami Beach, Florida
Coconut Palms Beach Resort	New Smyrna Beach, Florida
Ocean Beach Club	New Smyrna Beach, Florida
Ocean Sands Beach Club	New Smyrna Beach, Florida
Sea Villas	New Smyrna Beach, Florida
Cypress Pointe Resort	Orlando, Florida
Sea Mountain	Big Island, Hawaii
Sea Village	Big Island, Hawaii
Grand Pacific at Alii Kai Resort	Kauai, Hawaii
Kapaa Shore	Kauai, Hawaii
Pono Kai	Kauai, Hawaii
RVC at Kona Reef	Kona, Hawaii

Resort	Location
Fairway Villa	Maui, Hawaii
Ka'anapali Shores	Maui, Hawaii
Papakea Resort	Maui, Hawaii
Valley Isle	Maui, Hawaii
Royal Kuhio	Oahu, Hawaii
Elkhorn Resort	Ketchum, Idaho
Great Wolf Lodge Kansas City	Kansas City, Kansas
Frenchmen Orleans Resort	New Orleans, Louisiana
Rangeley Lake Resort	Rangeley, Maine
Coconut Malorie	Ocean City, Maryland
Edgewater Beach Resort	Dennis Port, Massachusetts
Beachside Village Resort	Falmouth, Massachusetts
Cove at Yarmouth	Yarmouth, Massachusetts
Great Wolf Lodge Traverse City	Traverse City, Michigan
The Carriage House	Las Vegas, Nevada
Kingsbury of Tahoe	Stateline, Nevada
The Ridge Pointe	Stateline, Nevada
Village of Loon Mountain	Lincoln, New Hampshire
The Valley Inn at Waterville Valley	Waterville Valley, New Hampshire
Peppertree Atlantic Beach	Atlantic Beach, North Carolina
Blue Ridge Village	Banner Elk, North Carolina
Great Wolf Lodge Charlotte-Concord	Concord, North Carolina
Great Wolf Lodge Cincinnati-Mason	Mason, Ohio
Great Wolf Lodge Sandusky	Sandusky, Ohio
Embarcadero	Newport, Oregon
The Pines at Sunriver	Sunriver, Oregon
Great Wolf Lodge Pocono Mountains	Poconos Mountains, Pennsylvania
Church Street Inn	Charleston, South Carolina
Island Links Resort	Hilton Head Island, South Carolina
Main Street Inn and Spa	Hilton Head Island, South Carolina
Royal Dunes	Hilton Head Island, South Carolina
Ellington at Wachesaw Plantation	Murrells Inlet, South Carolina
Dunes Village Resort	Myrtle Beach, South Carolina
Peppertree Ocean Club	Myrtle Beach, South Carolina
Gatlinburg Town Square	Gatlinburg, Tennessee
Gatlinburg Town Village	Gatlinburg, Tennessee
Mountain Meadows	Pigeon Forge, Tennessee
Great Wolf Lodge Grapevine	Grapevine, Texas
Villas on Lake at Lake Conroe	Montgomery, Texas
RVC’s The Miner’s Club	Park City, Utah
Great Wolf Lodge Williamsburg	Williamsburg, Virginia
RVC’s The Sandcastle, Birch Bay	Blaine, Washington

Resort	Location
Great Wolf Lodge Grand Mound	Grand Mound, Washington
Blackbird Lodge	Leavenworth, Washington
VI at Homestead	Lynden, Washington
Point Brown	Ocean Shores, Washington
Great Wolf Lodge Wisconsin Dells	Wisconsin Dells, Wisconsin
Mirror Lake and Tamarack Resort	Wisconsin Dells, Wisconsin
Teton Club	Jackson, Wyoming

MEXICO, THE CARIBBEAN, CENTRAL AND SOUTH AMERICA
Resort	Location
Paradise Harbour Club	Nassau, Bahamas
Grand Palladium Imbassaí Resort & Spa	Nr Salvador, Bahia, Brazil
GeoHolidays at Pueblo Real	Quepos, Costa Rica
Presidential Suites by Lifestyle at Lifestyle Holidays Vacation Resort	Puerto Plata, Dominican Republic
The Residence Suites at Lifestyle Holidays Vacation Resort	Puerto Plata, Dominican Republic
Grand Palladium Punta Cana Resort and Spa	Punta Cana, Dominican Republic
Sirenis Tropical Suites Casino and Aquagames	Punta Cana, Dominican Republic
Grand Palladium Jamaica Resort and Spa	Lucea, Jamaica
Cabo Villas Beach Resort	Cabo San Lucas, Mexico
El Dorado Royale	Cancun, Mexico
Laguna Suites Golf and Spa	Cancun, Mexico
Ocean Spa Hotel	Cancun, Mexico
RVC’s Club Regina Cancun	Cancun, Mexico
Sunset Lagoon Resort	Cancun, Mexico
Sunset Royal Resort	Cancun, Mexico
RVC’s Villa Vera Puerto Isla Mujeres	Isla Mujeres, Mexico
RVC’s Club Regina Los Cabos	Los Cabos, Mexico
El Cid el Moro Beach	Mazatlan, Mexico
El Cid Marina Beach	Mazatlan, Mexico
RVC’s Las Cupúlas Oaxaca	Oaxaca, Mexico
RVC’s Villa Vera Oaxaca	Oaxaca, Mexico
Hacienda Tres Rios Resort Spa and Nature Park	Playa del Carmen, Mexico
Grand Palladium Vallarta Resort and Spa	Puerto Vallarta, Mexico
RVC’s Club Regina Puerto Vallarta	Puerto Vallarta, Mexico
El Dorado Seaside	Riviera Maya, Mexico
Grand Palladium Kantenah Resort and Spa	Riviera Maya, Mexico
Grand Palladium Riviera Resort and Spa	Riviera Maya, Mexico
Grand Sirenis Riviera Maya Resort and Spa	Riviera Maya, Mexico
RVC’s Villa Vera Puerto Mio Zihuatanejo	Zihuatenajo, Mexico
The Atrium Resort	Simpson Bay, St. Maarten

ASIA AND AUSTRALIA
Resort	Location
Beach House Seaside Resort	Coolangatta, Australia
Tamarind Sands	New South Wales, Australia
Vacation Village Resort	Port Macquarie, Australia
Tiki Village International Resort	Surfer's Paradise, Australia
Bellbrae Country Club	Victoria, Australia
Mt Martha Valley Resort	Victoria, Australia
Royal Goan Beach Club at MonteRio	Bardez, India
Royal Goan Beach Club at Royal Palms	Benaulin, India
Royal Goan Beach Club at Haathi Mahal	Salcette, India
Royal Bali Beach Club at Candidasa	Bali, Indonesia
Royal Bali Beach Club at Jimbaran Bay	Bali, Indonesia
Royal Bella Vista Country Club at Chiang Mai	Chiang Mai, Thailand
Absolute at Q Signature Samui Spa and Resort	Koh Samui, Thailand
Absolute Bangla Suites	Patong, Thailand
Absolute at Nirvana Place	Pattaya, Thailand
MTC at View Talay Holidays	Pattaya, Thailand
Absolute Nakalay Beach Resort	Phuket, Thailand
Absolute Sea Pearl Beach Resort	Phuket, Thailand
Royal Lighthouse Villas at Boat Lagoon	Phuket, Thailand

EUROPE AND AFRICA
Resort	Location
Holiday Club Schloesslhof	Axams, Austria
Holiday Club Siesta	Scarnitz-GieBenbach, Austria
Mondi-Holiday Hotel Bellevue	Bad Gastein, Austria
Mondi-Holiday Hotel Grundlsee	Grundlsee, Austria
Balkan Jewel Resort	Razlog, Bulgaria
Burnside Park	Bowness-on-Windermere, England
Broome Park Mansion House	Kent, England
Stouts Hill	Uley, England
Walton Apartments	Walton, England
Mondi-Holiday Hotel Oberstaufen	Oberstaufen, Germany
Holiday Club Breitenbergerhof	Meran, Italy
Mondi-Holiday Hotel Tirolensis	Prissiano, Italy
Royal Reserve Safari and Beach Club	Nr Mombasa, Kenya
Gålå Fjellgrend	Gudbrandsdalen, Norway
Pestana Miramir	Funchal, Portugal
Pestana Alvor Park	Madeira, Portugal
Pestana Grand	Madeira, Portugal
Pestana Palms	Madeira, Portugal
Pestana Village	Madeira, Portugal
Pestana Porches Praia	Porches, Portugal
The Peninsula	Cape Town, South Africa
Breakers Resort	KwaZulu-Natal, South Africa
Champagne Sports Resorts	KwaZulu-Natal, South Africa
Avalon Springs	Montagu, Garden Route, South Africa
Jackalberry Ridge	Mpumalanga, South Africa
Wilderness Dunes	Wilderness, Garden Route, South Africa

HOTEL AFFILIATES
Resort	Location
Dorsett Grand Chengdu	Chengdu, China
Cosmo Hotel Mongkok	Hong Kong, China
Cosmopolitan Hotel Hong Kong	Hong Kong, China
Cosmo Hotel Hong Kong	Hong Kong, China
Dorsett Kwun Tong, Hong Kong	Hong Kong, China
Lan Kwai Fong Hotel	Hong Kong, China
The Mercer	Hong Kong, China
Silka Far East, Hong Kong	Hong Kong, China
Silka Seaview, Hong Kong	Hong Kong, China
Silka West Kowloon Hotel	Hong Kong, China
Dorsett Shanghai	Shanghai, China
Dorsett Wuhan	Wuhan, China
Basingstoke Country Hotel	Basingstoke, England

Resort	Location
Combe Grove Manor*	Bath, England
The Imperial Blackpool	Blackpool, England
The Old Ship Hotel	Brighton, England
The Lygon Arms*	Broadway, England
The Palace Hotel	Buxton, England
Cheltenham Park Hotel	Cheltenham, England
Redworth Hall Hotel	County Durham, England
Daventry Court Hotel	Daventry, England
The Majestic Hotel Harrogate	Harrogate, England
Hinckley Island Hotel	Hinckley, England
The Oxford Hotel	Oxford, England
Shrigley Hall Hotel Golf & Country Club	Shrigley, England
Billesley Manor Hotel	Stratford, England
The Imperial Hotel Torquay	Torquay, England
Walton Hall*	Walton, England
Walton Hotel	Walton, England
AGORA Fukuoka Hilltop Hotel and Spa	Fukuoka, Japan
Imaiso Hotel and Hot Springs	Kawazu, Japan
Nanzanso Hotel and Hot Springs	Nagaoka, Japan
Hotel Agora Regency Sakai	Osaka, Japan
Hotel Agora Osaka Moriguchi	Osaka, Japan
Oncri Hotel and Hot Springs	Saga City, Japan
Nojiriko Hotel EL Bosco	Shinano-Machi, Japan
Agora Place Asakusa	Toyko, Japan
Silka Johor Bahru	Johor Bahru, Malaysia
Damas Suites & Residences	Kuala Lumpur, Malaysia
Dorsett Regency Kuala Lumpur	Kuala Lumpur, Malaysia
Regalia Residence	Kuala Lumpur, Malaysia
Silka Maytower Hotel & Serviced Residences	Kuala Lumpur, Malaysia
Dorsett Grand Labuan	Lubuan, Malaysia
Dorsett Grand Subang	Subang Jaya, Malaysia
The Carlton Hotel	Edinburgh, Scotland
Stirling Highland Hotel	Stirling, Scotland
The Marine Hotel*	Troon, Scotland
Dorsett Singapore	Singapore, Singapore
The Angel Hotel	Cardiff, Wales

CRUISES
Cruise	Location
Norwegian Cruise Lines	Alaska
Alaskan Glacier Bay Cruise
Norwegian Cruise Lines	Baltic Capitals
Baltic Capitals Cruise
Norwegian Cruise Lines	Caribbean
Eastern Caribbean Cruise
Norwegian Cruise Lines	Mediterranean
Western Mediterranean Cruise

* Denotes a resort, hotel or cruise itinerary for which we have recently entered into an affiliation but has not yet been integrated into our network, and therefore is not currently available to our members.

Diamond Luxury Selection
In addition to our managed resorts and affiliated resorts, since October 2013 we have offered members with large point ownership, as an additional Club benefit, the ability to use their points to rent from a collection of over 2,500 private luxury properties, including villas, resorts, boutique hotels and yachts, through participation in The Diamond Luxury Selection. In general, a qualifying member is able to rent these private luxury properties by depositing a designated number of points with us, and we are then required to pay to the owners of these private luxury properties, on behalf of our members, a rental fee. This rental fee determines the number of points required to be used by our members for any particular rental. We also have the option of using these properties for marketing or rental purposes. Similar to our affiliated resorts, we do not manage these luxury properties, they do not carry our brand name and they are not part of any of our Collections or our resort network.
Our Flexible Points-Based Vacation Ownership System and the Clubs
Our Points-Based System. Our customers become members of our vacation ownership system by purchasing points, which act as an annual currency that is exchangeable for occupancy rights in accommodations at the managed and affiliated resorts in our network. In 2013, the average cost to purchase points equivalent to an annual one-week vacation at one of the resorts in our network was $25,065. Purchasers of points do not acquire a direct ownership interest in the resort properties in our network. Rather, our customers acquire a membership in one of the seven Collections. Legal title to the interests in our resort properties in a Collection is held by the trustee or the association for that Collection for the benefit of the members and, with respect to resorts in which interests are not wholly owned by a Collection, by unaffiliated third parties that also hold interests in the applicable resort.
The principal advantage of our points-based system is the flexibility it gives to members with respect to the use of their points versus the use of traditional intervals. With traditional intervals, an owner has the “fixed” use of a specific accommodation type for a one-week time period at a specific resort or has the “floating” use of a specific type of accommodation for a week to be selected for a particular season at that same resort. An owner may alter his or her vacation usage by exchanging the interval through an external VOI exchange program with which the resort is affiliated, such as Interval International or RCI, for which a fee is charged by the exchange company. Unlike interval owners, points holders can redeem their points for one or more vacation stays in the resorts included in our network (subject to membership type limitations, availability and having the number of points required in their account) without having to use an external exchange company and without having to pay any exchange transaction fees. Because points function as currency within our network, our members have flexibility to choose the location, season, duration and size of accommodation for their vacation based on their annual points allocation, limited only by the range of accommodations within our network and subject to availability. Our members may also “save” their points from prior years, “borrow” points from future years, or pay cash for additional points for additional flexibility with respect to reserving vacations at peak times, in larger accommodations or for longer periods of time.
We evaluate and allocate a points value for each of the resorts in our network. Points values are determined by unit type for each resort and are based on season, demand, location, amenities and facilities. Every year, we make a points directory available to our customers, which allows them to evaluate how they may allocate their available points and select dates and locations for stays at resorts within our network, subject to certain rules and restrictions. For example, customers are subject to forfeiture of points if they cancel reservations within certain time periods prior to their scheduled arrival. Customers must also save unused points for use in the subsequent year within a specified deadline each year or else such points will no longer be valid for use. Unlike owners of traditional deeded intervals, owners of our points may book stays of varying durations at the resorts in our network and may purchase additional points to increase their vacation options within our network.
We maintain a dedicated call center for customers to make reservations and also offer a comprehensive online booking service which members can use to reserve stays at the resorts in our network, manage their purchased points and pay fees. We also manage an in-house concierge service for our members with large point ownership, offering services 24/7 globally.
In January 2013, our European subsidiary introduced a new product (the “European Term Product”) available to purchasers in Europe. Purchasers of the European Term Product receive an allocation of points which represents an assignment of a specific week or weeks in a specific unit (without specific occupancy rights), at certain of our European resort properties, as well as use rights to any of the resort properties within our European Collection, for a period of 15 years. At the end of the 15-year period, the trustee of the European Collection will attempt to sell the unit and the net proceeds will be distributed to the then current owners of the unit, which may, or may not, include us. The current trustee of the European Collection also provides trust services relating to the European Term Product. The owners of the European Term Product pay annual maintenance fees at substantially the same rate as owners of points in our European Collection and are also members of THE Club and pay Club fees in addition to their maintenance fees. The majority of VOI sales in Europe for the year ended December 31, 2013 have been in the European Term Product, and a large majority of the sales of the European Term Product have been to existing owners of points in the European Collection.
The Clubs. Through the Clubs, we operate internal VOI exchange programs that enable our members to use their points, or points equivalent in the case of intervals, at resorts within our resort network, subject to certain rules and restrictions. Purchasers of points are automatically enrolled in THE Club, except for purchasers in Florida who must affirmatively elect to join THE Club. THE Club provides members access to all resorts in our network and offers the full range of member services. In certain circumstances, we offer a limited version of THE Club for a lower fee for certain of our members, which allows members to stay at a limited selection of resorts within our network and provides members with a more limited offering of Club benefits. For example, following the ILX Acquisition and the PMR Acquisition, we offered all members of PVC and MGV the opportunity to purchase a limited Club offering, which entitled them to use their points at a range of selected resorts in our system. Persons who took advantage of this purchase opportunity are included in our membership statistics for the Clubs.
In addition to the internal exchange programs, the Clubs offer a global array of other member benefits, discounts, offers and promotions that allow members to exchange points for a wide variety of products and travel services, including airfare, cruises and escorted excursions. Most members of the Clubs, irrespective of ownership of points or intervals, have access to an external VOI exchange program for vacation stays at resorts outside of the Clubs resort network if they desire, as the annual membership fee generally also includes annual membership in the Interval International external exchange program. For our more limited Club offerings, exchanges through the Interval International external exchange program typically require payment to Interval International of an additional membership fee.
Generally, members of THE Club do not have the right to terminate their membership. However, due to regulatory requirements, members who purchase points in Arizona, California, Florida and Hawaii may terminate their membership in THE Club under specific circumstances. To date, only a minimal number of purchasers of points have opted out of the Clubs. Following the ILX Acquisition and the PMR Acquisition, we also offered the existing members of PVC and MGV the option to opt out of our limited Club offerings that were granted following the respective acquisitions. In 2013, the average annual dues for membership in the Clubs were approximately $240.
In addition to annual dues associated with the Clubs, we have typically earned revenue associated with customer conversions into THE Club, which involve the payment of a one-time fee by interval owners who wish to retain their intervals but also participate in THE Club. We have also earned revenue associated with legacy owners of deeded intervals at resorts that we acquired in our strategic acquisitions exchanging their intervals for membership in the Clubs, which requires these owners to pay the annual fees associated with Club membership. Furthermore, we also earn reservation protection plan revenue, which is an optional fee paid by customers when making a reservation to protect their points should they need to cancel their reservation, and through our provision of travel-related services and other affinity programs. Expenses associated with our operation of the Clubs include costs incurred for in-house and outsourced call centers, member benefits, annual membership fees paid to a third-party exchange company, where applicable, and administrative expenses.
Operation and Management of the Collections
Purchasers of points acquire interests in one of the seven Collections that hold the real estate underlying the VOIs that we sell. These VOIs represent beneficial right-to-use interests in a trust or similar arrangement. We have entered into a trust agreement with each trustee, which holds legal title to the deeded fee simple real estate interests or, in some cases, leasehold real estate interests, for the benefit of the respective Collection's association members in accordance with the applicable agreements. The trust agreements establish points as the currency to be used by members for the use and occupancy of accommodations held by the trust. We use the same trustee for each of the U.S., California and Hawaii Collections. The trustee is an institution independent of us and has trust powers. Parallel trust agreements for the resorts in Europe are in place with another independent trustee. For PVC and MGV, there is no separate trustee. The trusts generally have members’ associations, which are organizations of persons who own membership points in the applicable Collection, that are managed by a board of directors. The associations act as agents for all of the members in collecting assessments and paying taxes, utility costs and other costs incurred by the trust on behalf of members. Generally, the term of each trust, except the European trusts, is perpetual and may only be terminated with a unanimous vote of the board of directors and approval by a significant majority of the voting power of members. The European trusts, including customer use rights, expire in approximately 40 years.
In accordance with the trust agreements, the boards of these trusts have entered into management agreements with us pursuant to which the board’s management powers are delegated to us. The management agreements generally have three to ten year terms and automatically renew for additional three to ten year terms unless terminated by the applicable members’ association. Through THE Club, members may use their points for accommodations at any of the 93 resorts that we manage, at any of our 210 affiliated resorts and hotels or on four cruise itineraries, and, through our limited Club offerings, members may use their points, or points equivalent in the case of intervals, to stay at specified groups of resorts in our network. Members of a particular Collection have the ability to make reservations at resorts within that Collection before those resorts are open for bookings by members of other Collections.
Title to the VOIs included in our U.S. Collection, California Collection and Hawaii Collection has been transferred into the applicable trust in perpetuity, or for the term of the lease in the case of leasehold real estate interests. Title to the U.S. and Mexican VOIs included in PVC and MGV is vested in the applicable Collection association for the benefit of its members. For each of the Collections, pursuant to the applicable trust and related agreements, we have the right to hold as inventory for sale a significant number of unsold points in the Collections. Further, in North America, we hold title (via subsidiary resort developer entities) to certain intervals which have not yet been transferred to a Collection. When these intervals are transferred to a Collection, we will receive an allocation of points. The majority of the common areas for resorts located in North America are owned by the related HOA. At certain locations, we own commercial space which we utilize for sales centers as well as other guest services, such as a gift shop, mini-market or a food and beverage facility. The amount of such commercial space represents an insignificant portion of our total facilities and no such space is used for any significant retail or commercial operations.
Legal title to substantially all of our managed resorts in our European Collection is generally held in one or more land-holding trusts which have an independent trustee for our benefit and the benefit of our interval owners, as applicable. A substantial portion of our beneficial interest in these resorts is held by the trusts for the benefit of the European Collection points owners. The trusts hold title in various ways, including as owner of a freehold interest, as the tenant under long term leases and through other contractual arrangements at various resorts. For the most part, the leases and other contractual arrangements, as well as the use rights of our interval owners, have terms that expire beginning in 2054, at which point we generally regain full use and ownership of the underlying resorts. In addition, we hold leasehold interests in five of our Diamond Resorts managed European resorts. We lease units for the exclusive use of the European Collection at two of these resorts under long-term leases expiring in 2054 and 2055. Additionally, THE Club leases three other resorts in Europe for use by its members under an arrangement that expires in 2018, with two five-year renewal periods at our option. The European Collection has a board of directors that is comprised of five directors, three of whom are appointed by the developer and two of whom are appointed by the points holders. The board of directors of the European Collection is responsible for endorsing the pro rata allocation of the individual resort budgets that have been approved by their respective governing bodies. Legal title to all of the resorts included in the Mediterranean Collection (which were acquired in connection with the Aegean Blue Acquisition) is vested with third-party owners and is leased under long-term lease agreements to us. These long-term leases have termination dates substantially contemporaneous with the termination of the use rights of the members of the Mediterranean Collection.
Each Collection member is required to pay to the respective Collection a share of the overall cost of that Collection's operations, which includes that Collection's share of the costs of maintaining and operating the component resort units within that Collection. A specific resort property may have units that are included in more than one Collection, or have a combination of units owned by a Collection and by individual interval owners. To the extent that an entire resort property is not held completely within a specific Collection, each Collection pays only the portion of operating costs attributable to its interval ownership in that resort. Each Collection member's annual maintenance fee is composed of a base fee and a per point fee based on the number of points owned by the member. The annual maintenance fee is intended to cover all applicable operating costs of the resort properties and other services, including reception, housekeeping, maintenance and repairs, real estate taxes, insurance, rental expense, accounting, legal, human resources, information technology and funding of replacement and refurbishment reserves for the underlying resorts. The annual maintenance fee for a holder of points equivalent to one week at one of the resorts in our network generally ranges between $1,254 and $1,779 per year, with the average being $1,560. Assessments may be billed if insufficient operating funds are available or if planned capital improvements exceed the amount of available replacement and refurbishment reserves. If the member does not pay annual maintenance fees or any assessment, the member's use rights may be suspended, and the Collection may enforce its lien and recover the member's points, subject to the rights of the member's lender, if any. Additionally, annual fees for the Clubs are generally collected together with the member's annual maintenance fee.
Managed Resorts Outside of Collections

VOIs for a limited number of the resorts managed by us, consisting principally of the resorts acquired in the Island One Acquisition, are not included in any of our Collections. Owner-families hold deeded VOIs in the resorts acquired in the Island One Acquisition. These deeded interests carry point equivalent amounts that generally allow the VOI owners, through membership in one of the Clubs, to stay at any of the Island One resorts as well as a limited selection of other resorts in our network. These resorts are available for stays by owners of points in the Collections through their membership in THE Club.
Interval Ownership
In addition to points, we historically marketed and sold intervals. We generally discontinued selling intervals in October 2007, although several of the resorts we manage continue to have a significant number of legacy deeded interval owners. We believe that points offer our members greater choice and flexibility in planning their vacations as compared to intervals. From an operational perspective, our points-based structure enables us to efficiently manage our inventory and sales centers by selling points-based access to our global network from any sales location, rather than being limited to selling intervals at a specific resort. In addition, the recovery of points-based inventory from our members is easier than the recovery of interval-based products, which are typically governed by local real estate foreclosure laws that can significantly lengthen recovery periods and increase the cost of recovery.
An interval typically entitles the owner to use a fully-furnished vacation accommodation for a one-week period, generally during each year or in alternate years, usually in perpetuity. Typically, the owner holds either a fee simple ownership interest in a specific vacation accommodation or an undivided fee simple ownership interest in an entire resort. An interval owner has the right to stay only at the specific resort from which the interval owner has purchased the interval. However, many of our interval owners are also members of one of the Clubs and thereby are entitled to stay at other resorts in our network.
Each interval owner is required to pay an annual maintenance fee to the related HOA to cover the owner's share of the cost of maintaining the property. The annual maintenance fee is intended to cover the owner's share of all operating costs of the resort and other related services, including reception, housekeeping, maintenance and repairs, real estate taxes, insurance, rental expense, accounting, legal, human resources and information technology. In addition, the annual maintenance fee includes an amount for the funding of replacement and refurbishment reserves for the related resort to provide for future improvements when necessary. Assessments may be billed if insufficient operating funds are available or if planned capital improvements exceed the amount of available replacement and refurbishment reserves. Annual maintenance fees for interval owners generally range between $715 and $1,519 per year for a one-week interval, with the average being $1,053. If the owner does not pay the annual maintenance fees or any assessment, the owner's use rights may be suspended, and the HOA may enforce its lien on the owner's intervals, subject to the rights of the owner's lender, if any. See “Recovery of VOIs.” The amount of an interval owner's annual maintenance fees and assessments is determined on a pro rata basis consistent with such person's ownership interest in the resort. For purposes of this allocation, each of the Collections is assessed annual maintenance fees and assessments based on the intervals held by such Collection.
We have programs in place to encourage and facilitate our owner-families that are not currently members of our Clubs to join THE Club. As of December 31, 2013, approximately 314,000 of our owner-families were not members of any of the Clubs.

Relationship among Points Owners, THE Club, HOAs and Collections
The following diagram depicts the relationship among our points owners that are members of THE Club, THE Club, the HOAs and the Collections:

Recovery of VOIs
In the ordinary course of our business, we recover VOIs from our members as a result of (i) failures by our members to pay their annual maintenance fee or any assessment, which failures may be due to, among other things, death or divorce or other life-cycle events or lifestyle changes and (ii) defaults on our members' consumer loans for the purchase of their VOIs. With respect to consumer loan defaults, we are able to exercise our rights as a secured lender to foreclose upon the VOI subject to our lien. From time to time, we also recover VOIs from members prior to default on their consumer loans, maintenance fees or assessments.
With respect to members who fail to pay their annual maintenance fee or any assessment, we have entered into inventory recovery agreements with a substantial majority of the Collections and HOAs for our managed resorts in North America, together with similar arrangements with the European Collection and a majority of our European managed resorts. Each agreement provides that in the event that a member fails to pay these amounts, we have the option to enforce the rights of the HOA or Collection with respect to the subject VOI, which includes preventing members from using their points or intervals and, if the delinquency continues, recovering the property in the name of the HOA or Collection. Our rights to recover VOIs for failure to pay annual maintenance fees or assessments are subject to any prior security interest encumbering such VOI, including any interest we hold as a lender on a consumer loan. We are responsible for payment of certain fees, ranging from 45% to 100% of the annual maintenance fees relating to the defaulted intervals or points. Depending upon whether the VOI in default is intervals or points, recovery is effected through a foreclosure proceeding or by contract termination. The recovery of points is more efficient than the recovery of intervals, because the recovery of intervals is governed by local real estate foreclosure laws that significantly lengthen recovery periods and increase the cost of recovery.

Under the terms of our inventory recovery agreements, we are granted full use of the inventory recovered as a result of delinquent annual maintenance fees or assessments for rental and marketing purposes, and we are under no obligation to commence recovery proceedings. Generally, when we recover intervals, we pay from approximately one to three years' worth of annual maintenance fees on such intervals. Upon recovery, the HOA or Collection transfers title to the VOI to us, and we are responsible for all annual maintenance fees and assessments thereafter. We have oral agreements with most of our European HOAs that provide us similar rights with respect to recovering delinquent VOIs. After recovery, VOIs are returned to our inventory and become available for sale. Although we recover inventory in the form of intervals as well as points, all inventory recovered is sold in the form of points. Recovered intervals are transferred to one of the Collections and become part of our points-based system.
As of December 31, 2013, approximately 12.2% of VOI owners in the U.S. were delinquent on the payment of annual maintenance fees or assessments. Between January 2009 and December 31, 2013, we have experienced a default rate on our financed sales ranging from 5.7% and 8.6% (as measured on an annual average). VOIs recovered through the default process are added to our existing inventory and resold at full retail value. Although the volume of points or intervals that we recover could fluctuate in the future for various reasons, we have recovered in the ordinary course of our business approximately 3.0% to 5.0% of the total outstanding VOIs in each of the past two years. Recovered VOI inventory may be sold by us in the form of points to new customers or existing members.
Competition
In our Hospitality and Management Services segment, our competition includes pure real estate and hospitality management companies, as well as the VOI companies that conduct hotel management operations, some of which are noted below. Our competitors may seek to compete against us based on the pricing terms of our current hospitality management contracts. Our competitors may also compete against us in our efforts to expand our fee-based income streams by pursuing new management contracts for resorts that are not currently part of our network.
In our Vacation Interest Sales and Financing business, we compete for prospects, sales leads and sales personnel from established, highly visible vacation ownership resort operators, as well as a fragmented array of smaller operators and owners. In marketing and selling VOIs, we compete against the vacation ownership divisions of several established hospitality companies. These companies include Bluegreen Corporation, Disney (Disney Vacation Club), Four Seasons Resorts and Hotels, Hilton (Hilton Grand Vacations), Marriott Vacations Worldwide Corporation (which operates the Marriott Vacation Club, the Ritz-Carlton Destination Club and the Grand Residence Club by Marriott), Starwood (Starwood Vacation Ownership) and Wyndham Worldwide (which operates Wyndham Vacation Resorts (formerly Fairfield Resorts), Worldmark by Wyndham (formerly Trendwest Resorts) and Wyndham Vacation Resorts Asia Pacific (formerly Trendwest Asia pacific)). In addition, in certain markets, we compete with many established companies focused primarily on vacation ownership, and it is possible that other potential competitors may develop properties near our current resort locations and thus compete with us in the future. We also compete with other vacation options such as cruises, as well as alternative lodging companies such as HomeAway and Airbnb, which operate websites that market available furnished, privately-owned residential properties in locations throughout the world, including homes and condominiums, that can be rented on a nightly, weekly or monthly basis. We believe that the vacation ownership industry will continue to consolidate in the future. In our rental of VOIs, we compete not only with all of the foregoing companies, but also with traditional hospitality providers such as hotels and resorts. In our consumer financing business, we compete with numerous subsets of financial institutions, including mortgage companies, credit card issuers and other providers of direct-to-consumer financing. These providers permit purchasers to utilize a home equity line of credit, mortgage, credit card or other instrument to finance their VOI purchase.
Governmental Regulation
Our marketing and sale of VOIs and other operations are subject to extensive regulation by the federal government and state timeshare laws and, in some cases, by the foreign jurisdictions where our VOIs are located, marketed and sold. The U.S. federal legislation that is or may be applicable to the sale, marketing and financing of VOIs includes, but is not limited to, the Federal Trade Commission Act, the Fair Housing Act, the Americans with Disabilities Act, the Truth-in-Lending Act and Regulation Z, the Home Mortgage Disclosure Act and Regulation C, the Equal Credit Opportunity Act and Regulation B, the Interstate Land Sales Full Disclosure Act, the Telephone Consumer Protection Act, the Telemarketing and Consumer Fraud and Abuse Prevention Act, the Gramm-Leach-Bliley Act, the Deceptive Mail Prevention and Enforcement Act, Section 501 of the Depository Institutions Deregulation and Monetary Control Act of 1980, the Bank Secrecy Act, the USA Patriot Act and the Civil Rights Acts of 1964, 1968 and 1991.
In addition, the majority of states and jurisdictions where the resorts in our network are located extensively regulate the creation and management of vacation ownership resorts, the marketing and sale of VOIs, the escrow of purchaser funds and other property prior to the completion of construction and closing, the content and use of advertising materials and promotional offers, the delivery of an offering memorandum describing the sale of VOIs and the creation and operation of exchange programs and multi-site vacation interest plan reservation systems. Many other states and certain foreign jurisdictions have adopted similar legislation and regulations affecting the marketing and sale of VOIs to persons located in those jurisdictions. In addition, the laws of most states in which we sell VOIs grant the purchaser of the interest the right to rescind a purchase contract during the specified rescission period provided by law. Rescission periods vary by jurisdiction in which we operate, but typically are five to 15 days from the date of sale.
The Collections are required to register pursuant to applicable statutory requirements for the sale of VOI plans in an increasing number of jurisdictions. For example, our subsidiary that serves as the developer of the U.S. Collection is required to register pursuant to the Florida Vacation Plan and Timesharing Act. Such registrations, or any formal exemption determinations, for the Collections confirm the substantial compliance with the filing and disclosure requirements of the respective timeshare statutes by the applicable Collection. They do not constitute the endorsement of the creation, sale, promotion or operation of the Collections by the regulatory body, nor relieve us or our affiliates of any duty or responsibility under other statutes or any other applicable laws. Registration under a respective timeshare act is not a guarantee or assurance of compliance with applicable law nor an assurance or guarantee of how any judicial body may interpret the Collections' compliance therewith.
Furthermore, most states have other laws that apply to our activities, including but not limited to real estate licensure laws, travel sales licensure laws, advertising laws, anti-fraud laws, telemarketing laws, prize, gift and sweepstakes laws and labor laws. In addition, we subscribe to “do not call” ("DNC") lists for certain states into which we make telemarketing calls, as well as the federal DNC list. Enforcement of the federal DNC provisions began in the fall of 2003, and the rule provides for fines of up to $16,000 per violation. We also maintain an internal DNC list as required by law. Our master DNC list is comprised of our internal list, the federal DNC list and the applicable state DNC lists.
In addition to government regulation relating to the marketing and sales of VOIs, our servicing and collection of consumer loans is subject to regulation by the federal government and the states in which such activities are conducted. These regulations may include the federal Fair Credit Reporting Act, the Fair Debt Collections Practice Act, the Electronic Funds Transfer Act and Regulation B, the Right to Financial Privacy Act, the Florida Consumer Collection Practices Act, the Nevada Fair Debt Collection Practices Act and similar legislation in other states.
Certain state and local laws may also impose liability on property developers with respect to construction defects discovered by future owners of such property. Under these laws, future owners of VOIs may recover amounts in connection with repairs made to a resort as a consequence of defects arising out of the development of the property.
In addition, from time to time, potential buyers of VOIs assert claims with applicable regulatory agencies against VOI salespersons for unlawful sales practices.
A number of the U.S. federal, state and local laws, including the Fair Housing Amendments Act of 1988 and the Americans with Disabilities Act, impose requirements related to access to and use by disabled persons of a variety of public accommodations and facilities. A determination that we are subject to and that we are not in compliance with these accessibility laws could result in a judicial order requiring compliance, imposition of fines or an award of damages to private litigants. If an HOA at a resort was required to make significant improvements as a result of non-compliance with these accessibility laws, assessments might be needed to fund such improvements, which additional costs might cause owners of VOIs to default on their mortgages or cease making required HOA assessment payments. In addition, the HOA under these circumstances may pursue the resort developer to recover the cost of any corrective measures. Any new legislation may impose further burdens or restrictions on property owners with respect to access by disabled persons. To the extent that we hold interests in a particular resort (directly or indirectly through our interests in a Collection), we would be responsible for our pro rata share of the costs of improvements resulting from non-compliance with accessibility laws.
Prior to October 2008, a portion of our sales in the U.S. were made through independent sales agents who provided services to us under independent contractor agreements. From October 2008 to April 2011, we sold VOIs in the U.S. solely through our employees, with the exception of two locations, where we conducted sales through a contractual relationship with a third-party operator. The contract with the third-party operator was terminated in April 2011, and we currently sell VOIs in the U. S. solely through our employees.
In Europe, we currently sell VOIs through employees and third-party sales agents. In December 2008, we converted a large number of sales agents in Spain, the United Kingdom, Portugal and France from independent contractors to employees.
The marketing and sale of our points-based VOIs and our other operations in Europe are subject to national regulation and legislation. Directive 2008/122/EC of the European Parliament (the “Directive”) regulates vacation ownership activities within the European Union (which includes the majority of the European countries in which we conduct our operations). The Directive required transposition into domestic legislation by the members of the European Union no later than February 23, 2011 and replaced the previous regulatory framework introduced by EC Directive 94/47/EC. Most of our purchasers in Europe are residents of the United Kingdom, where the Directive has been implemented under The Timeshare, Holiday Products, Resale and Exchange Contracts Regulations 2010. The Directive has now been implemented in all other member states, as well as in Norway, which, although not a member of the European Union, is a member of the European Economic Area. The Directive (i) requires delivery of specified disclosure (some of which must be provided in a specified format); (ii) requires a “cooling off” rescission period of 14 calendar days; and (iii) prohibits any advance payments in all member states.
Prior to February 23, 2011, vacation ownership activities within the European community were governed by the European Timeshare Directive of 1994 (94/47/EC) (or the 1994 Directive).
Other United Kingdom laws which are applicable to us include the Consumer Credit Act 1974 as amended by the Consumer Credit Act 2006, the Consumer Credit (Disclosure of Information) Regulations 2010, the Consumer Credit (Agreements) Regulations 2010 (as amended), the Misrepresentation Act 1967, the Unfair Contract Terms Act 1977, the Unfair Terms in Consumer Contracts Regulations 1999 (as amended), the Consumer Protection from Unfair Trading Regulations 2008, the Data Protection Act 1998 and the Privacy and Electronic Communications (EC) Regulations 2003, the Equality Act 2010, the Employment Rights Act 1996, the Environmental Protection Act 1990, the Clean Air Act 1993, the Companies Act 2006 and the Trade Descriptions Act 1968. The Timeshare, Holiday Products, Resale and Exchange Contracts Regulations 2010 has an extra-territorial effect when United Kingdom residents purchase VOIs in accommodations located in other European Economic Area states. All of the countries in which we operate have consumer and other laws that regulate our activities in those countries.
We believe that we are in compliance with all applicable governmental regulations, except where non-compliance would not reasonably be expected to have a material adverse effect on us.
Seasonality
Historically, our fiscal quarter ended September 30 has produced the strongest operating results because this period coincides with the typical summer seasonality of the vacation ownership industry and the greater number of families vacationing. Our fiscal quarter ended March 31 has historically produced the weakest operating results primarily due to the effects of reduced leisure travel. Generally, a greater number of vacationers at the resorts in our network results in higher tour flow through our sales centers and increased VOI sales.
Insurance
We generally carry commercial general liability insurance. With respect to resort locations that we manage and for corporate offices, we and the HOAs carry manuscript all-risk property insurance policies with fire, flood, windstorm and earthquake coverage as well as additional coverage for business interruption arising from insured perils. Further, we carry pollution insurance on all Diamond Resorts managed resort and administrative locations, which covers multiple perils, including exposure to Legionnaire's Disease. We believe that the insurance policy specifications, insured limits and deductibles are similar to those carried by other resort owners and operators. There are certain types of losses, such as losses arising from acts of war or terrorism, that are not generally insured because they are either uninsurable or not economically insurable.
Intellectual Property
We own and control a number of trade secrets, trademarks, service marks, trade names, copyrights and other intellectual property rights, including Diamond Resorts International®, THE Club®, Polo Towers & Design®, Relaxation . . . simplified®, Diamond Resorts®, DRIVENSM, The Meaning of Yes®, We Love to Say YesTM, Vacations of a LifetimeTM, Affordable Luxury. Priceless MemoriesTM, which, in the aggregate, are of material importance to our business. We are licensed to use technology and other intellectual property rights owned and controlled by others, and we license other companies to use technology and other intellectual property rights owned and controlled by us. In addition, we have developed certain proprietary software applications that provide functionality to manage lead acquisition, marketing, tours, gifting, sales, contracts, member profiles, maintenance fee billing, property management, inventory management, yield management and reservations.

Environmental Matters
The resort properties that we manage are subject to federal, state and local laws and regulations relating to the protection of the environment, natural resources and worker health and safety, including laws and regulations governing and creating liability relating to the management, storage and disposal of hazardous substances and other regulated materials and the cleanup of contaminated sites. The resorts are also subject to various environmental laws and regulations that govern certain aspects of their ongoing operations. These laws and regulations control such things as the nature and volume of wastewater discharges, quality of water supply and waste management practices. The costs of complying with these requirements are generally covered by the HOAs that operate the affected resort property, and the majority of the HOAs maintain insurance policies to insure against such costs and potential environmental liabilities. To the extent that we hold interests in a particular resort (directly or indirectly through our interests in a Collection), we would be responsible for our pro rata share of losses sustained by such resort as a result of a violation of any such laws and regulations.
Employees
As of December 31, 2013, we had approximately 6,894 full and part-time employees. Our employees are not represented by a labor union, with the exception of 151 employees in St. Maarten, 158 employees in Mexico, 275 employees in Hawaii and 27 employees in Nevada. Certain of our employees in Europe are also represented by unions. We are not aware of any union organizational efforts with respect to our employees at any other locations. We believe we have a good relationship with the members of our workforce.
Company History
Diamond Resorts Corporation, formerly Sunterra Corporation, was incorporated under the name KGK Resorts, Inc. in May 1996, completed an initial public offering in August 1996 and became known as Sunterra Corporation in 1998. Sunterra Corporation sought protection under Chapter 11 of the Bankruptcy Code in May 2000 as a result of defaults on its senior unsecured notes and its secured credit facilities. Sunterra Corporation fulfilled the conditions to the effectiveness of its plan of reorganization and emerged from Chapter 11 in July 2002.
In 2006, Sunterra Corporation's common stock was delisted from The NASDAQ Stock Market as a result of, among other things, the resignation of Sunterra Corporation's auditors and the withdrawal of their certification of Sunterra Corporation's financial statements. In addition, Sunterra Corporation became subject to an SEC civil investigation and was named as defendant in two securities class action lawsuits. The SEC investigation was concluded without further action, and both lawsuits were settled.
In April 2007, DRP, through a wholly-owned subsidiary, acquired Sunterra Corporation by merger. Sunterra Corporation's existing equity was canceled and it became a wholly-owned indirect subsidiary of DRP. The Diamond management team assumed leadership of the Company in connection with the merger. In addition, Sunterra Corporation changed its name to Diamond Resorts Corporation.
On July 24, 2013, DRII closed the initial public offering of an aggregate of 17,825,000 shares of its common stock at the IPO price of $14.00 per share. In the IPO, DRII sold 16,100,000 shares of common stock, and CDP, in its capacity as a selling stockholder, sold 1,725,000 shares of common stock. Prior to the consummation of the IPO, DRII was a newly-formed Delaware corporation, incorporated in January 2013, that had not conducted any activities other than those incident to its formation and the preparation of filings with the SEC in connection with the IPO. DRII was formed for the purpose of changing the organizational structure of DRP from a limited liability company to a corporation. Immediately prior to the consummation of the IPO, DRP was the sole stockholder of DRII. In connection with, and immediately prior to the completion of the IPO, each member of DRP contributed all of its equity interests in DRP to DRII in return for shares of common stock of DRII. Following this contribution, DRII redeemed the shares of common units held by DRP and DRP was merged with and into DRII. As a result, DRII is now a holding company, and its principal asset is the direct and indirect ownership of equity interests in its subsidiaries, including DRC.

Implications of Being an Emerging Growth Company
As a company with less than $1 billion in revenue during our last fiscal year, we qualify as an “emerging growth company” as defined in the Jumpstart our Business Startups Act of 2012, which we refer to as the “JOBS Act.” As an “emerging growth company,” we may take advantage of specified reduced reporting and other burdens that are otherwise applicable generally to public companies. These exceptions include:

•	reduced disclosure about our executive compensation arrangements and no requirement to include a compensation discussion and analysis;

•	no requirement to hold non-binding advisory shareholder votes on executive compensation or golden parachute arrangements; and

•	an exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002.
We have taken advantage, and intend to take advantage, of some, but not all, of the exemptions available to emerging growth companies until such time that we are no longer an emerging growth company. We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1 billion or more; (ii) the last day of the fiscal year following the fifth anniversary of the date of an initial public offering of our equity securities; (iii) the date on which we have issued more than $1 billion in non-convertible debt during the prior three year period; and (iv) the date on which we are deemed to be a “large accelerated filer.”
Available Information

We are required to file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other information with the SEC. We are subject to the informational requirements of the Exchange Act and files or furnishes reports, proxy statements, and other information with the SEC. Copies of these materials, filed by us with the SEC, are available free of charge on our website at investors.diamondresorts.com. These filings are available as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. You can also obtain copies of these materials by visiting the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, by calling the SEC at 1-800-SEC-0330, or by accessing the SEC's website at www.sec.gov. The information on, or that may be accessed through, these websites is not incorporated into this filing and should not be considered a part of this filing.

ITEM 1A.    RISK FACTORS
Our business, financial condition and results of operations are subject to various risks, including those described below, which in turn may affect the value of our securities. In addition, other risks not presently known to us or that we currently believe to be immaterial may also adversely affect our business, financial condition and results of operations, perhaps materially. The risks discussed below also include forward-looking statements, and actual results and events may differ substantially from those discussed or highlighted in these forward-looking statements. Before making an investment decision with respect to any of our securities, you should carefully consider the following risks and uncertainties described below and elsewhere in this report. See also “Cautionary Statement Regarding Forward-Looking Statements.”

Risks Related to Our Business

We have incurred net losses in the past and may not experience positive net income in the future.
We have incurred net losses in the past and we may incur net losses in the future. As of December 31, 2013, our accumulated deficit was $240.0 million. Excluding a non-recurring gain on bargain purchase from business combination of $2.9 million, $20.6 million and $14.3 million for the years ended December 31, 2013, 2012 and 2011, our net losses for such periods were $5.4 million, $7.0 million and $4.0 million, respectively. Any failure by us to obtain or sustain profitability, or to continue our revenue growth, could cause the price of our common stock to decline significantly.
We derive a substantial portion of our revenue through contracts with HOAs to manage resort properties and with the Collections. The expiration, termination or renegotiation of these management contracts could adversely affect our business and results of operations.
We are party to management contracts relating to 93 properties and the seven Collections, under which we receive fees for providing management services. During the years ended December 31, 2013, 2012 and 2011, we earned management fees under these contracts of $82.1 million, $68.3 million and $57.0 million, respectively, representing approximately 11.2%, 13.0% and 14.6% of our total consolidated revenue for such periods, respectively, and our hospitality and management services business accounts for a significantly greater percentage of our Adjusted EBITDA than of our total consolidated revenue. Each of the Diamond Resorts managed resorts, other than certain resorts in our European Collection, is typically operated through an
HOA, and each of the Collections is typically operated through a Collection association. Each of the HOAs and Collection associations is administered by a board of directors. The boards of directors of the HOAs and Collection associations are responsible for authorizing these management contracts, and negotiate and enforce the terms of these agreements as fiduciaries of their respective resort properties and Collections. Furthermore, some state regulations impose limitations on the amount of fees that we may charge the HOAs and Collections for our hospitality management services and the terms of our management contracts. Our management contracts generally have three to ten year terms and are automatically renewable, but provide for early termination rights in certain circumstances. Any of these management contracts may expire at the end of its then-current term (following notice by a party of non-renewal) or be terminated, or the contract terms may be renegotiated in a manner adverse to us. In addition, our growth strategy contemplates leveraging these existing management contracts to add services provided to our members under our management contracts and increase the management fees to cover those new services. There are no guarantees that this strategy will be successful. We believe there are limits to how much we can increase management fees before the HOAs and Collections are unwilling or unable to pay such increased fees, and, if such fees are perceived as being too high by prospective customers, our VOI sales may be adversely affected.
Our growth strategy also contemplates our acquisition of, and entry into, new management contracts. We face significant competition to secure new contracts and may be unsuccessful in doing so on favorable terms, if at all.
Unfavorable general economic conditions have adversely affected our business and potential deterioration in conditions in the U.S. and globally could result in decreased demand for VOIs and our ability to obtain future financing.
There have been periods, including from 2008 through 2010, in which our business has been materially adversely affected by unfavorable general economic conditions, including effects of weak domestic and world economies resulting, in part, from the instability of global financial markets and regional economies caused by the European debt crisis, high unemployment, a decrease in discretionary spending, a decline in housing and real estate values, limited availability of financing and geopolitical conflicts. The AIF has reported that aggregate U.S. VOI sales declined $0.9 billion, or 8.5%, to $9.7 billion in 2008 from $10.6 billion in 2007, and aggregate U.S. VOI sales then declined $3.4 billion, or 35.0%, to $6.3 billion in 2009. Economic conditions in the U.S. and around the world continue to be challenging. See “Our international operations are subject to risks not generally applicable to our domestic operations, including risks related to difficult economic conditions in Europe.” Additional volatility and disruption in worldwide capital and credit markets and any declines in economic conditions in the U.S. (including in states particularly hard-hit by the recent economic downturn, such as California, Arizona and Florida), Europe and in other parts of the world could adversely impact our business and results of operations, particularly if the availability of financing for us or for our customers is limited, or if general economic conditions adversely affect our customers' ability to pay amounts owed under our loans to them or for maintenance fees or assessments. If the HOAs and Collection associations are unable to collect maintenance fees or assessments from our customers, not only would our management fee revenue be adversely affected, but the resorts we manage could fall into disrepair and fail to comply with the quality standards associated with the Diamond Resorts brand, which could decrease customer satisfaction, tarnish our reputation and impair our ability to sell our VOIs.

Our revenues are highly dependent on the travel industry and declines in or disruptions to the travel industry, such as those caused by adverse economic conditions, terrorism, man-made disasters and acts of God, may adversely affect us.
A substantial amount of our VOI sales activities occur at the managed resort locations in our network, and the volume of our sales correlates directly with the number of prospective customers who visit these resorts each year. The number of visitors to these resorts depends upon a variety of factors, some of which are out of our control, such as weather conditions and general travel patterns and the potential impact of natural disasters and crises, such as the ongoing drug cartel-related violence in certain regions of Mexico. For example, the eruption of the Eyjafjallajökull volcano in Iceland in May 2010 and the corresponding travel disruptions caused a decline in visitors to European resorts. Actual or threatened war, terrorist activity, political unrest or civil strife and other geopolitical uncertainty could have a similar effect. In addition, any increased concern about terrorist acts directed against the U.S. and foreign citizens, transportation facilities and assets, and travelers' fears of exposure to contagious diseases may reduce the number of tourists willing to fly or travel in the future, particularly if new significant terrorist attacks or disease outbreaks occur or are threatened.
More generally, the travel industry has been hurt by various events occurring over the last several years, including the effects of weak domestic and global economies. A sustained downturn in travel patterns, including as a result of increases in travel expenses such as higher airfares or gasoline prices, could cause a reduction in the number of potential customers who visit the managed resorts in our network. If we experience a substantial decline in visitors to these resorts, our VOI sales would likely decline.

Our future success depends on our ability to market VOIs successfully and efficiently, including sales of additional points to our existing ownership base.
We compete for customers with hotel and resort properties and with other vacation ownership resorts and other vacation options such as cruises. The identification of sales prospects and leads, and the marketing of our products to those leads, are essential to our success. We have incurred and will continue to incur significant expenses associated with marketing programs in advance of closing sales to the leads that we identify. If our lead identification and marketing efforts do not yield enough leads or we are unable to successfully convert sales leads to a sufficient number of sales, we may be unable to recover the expense of our marketing programs. Recently, we have increased our focus on new and relatively unproven hospitality-focused marketing methods, such as enhanced mini-vacation packages focused on small groups of potential customers. These marketing methods are more expensive and require a greater commitment of resources than traditional marketing activities, and there can be no assurance that they will be successful on a larger scale.
In addition, a significant portion of our sales are additional points purchased by existing members, and our results of operations depend in part on our ability to continue making sales to our ownership base. Our recent rate of sales of additional points to existing owners may not be sustainable in future periods.
Our business may be adversely affected if we are unable to maintain an optimal level of points or intervals in inventory for sales to customers.
Our ability to maintain an optimal level of points or intervals in inventory for sale to customers is dependent on a number of factors, including fluctuations in our sales levels and the amount of inventory recovered through consumer loan and association fee defaults.
If we experience a significant decline in our inventory of points available for sale, we may be required to expend more capital to acquire inventory.
We have entered into inventory recovery agreements with substantially all of the Collections and HOAs for our managed resorts in North America, together with similar arrangements with the European Collections and a majority of our European managed resorts. Pursuant to these agreements and arrangements, we are required to recapture VOIs either in the form of points or intervals, and bring them into our inventory for sale to customers. During each of the past two years, approximately 3.0% to 5.0% of the outstanding points or intervals were recovered by us pursuant to these agreements. We need to maintain such level of recovery to provide us with our relatively low-cost inventory of VOIs for sales to our customers. However, the volume of points or intervals recovered by us could decline in the future for a variety of reasons, including as a result of termination or non-renewal of our inventory recovery agreements. Alternatively, if the economy improves, our members may be less likely to fail to pay their annual fees or default on their consumer loans. In addition, if a viable VOI resale market were to develop in the future, our members may choose to resell their interests to third parties. Further, in the event applicable state law makes it more difficult to recover points or intervals, it could extend the time required to consummate a recovery or otherwise make it more difficult to consummate such recoveries. An increased level of VOI sales would also reduce our inventory available for sale. If our inventory available for sale were to decline significantly, we may need to make significant capital expenditures to replenish our inventory by purchasing points or intervals or building or acquiring new resorts or additional rooms at existing resorts. Alternatively, we would need to substantially reduce the volume of our VOI sales.
If the volume of our inventory of points held by us were to significantly increase, our carrying costs with respect to that inventory would increase.
If VOI sales levels do not keep pace with inventory recovery levels, the volume of our inventory of points or intervals may become higher than desired. Also, if the amount of customer defaults increases and we repurchase more VOI inventory than desired pursuant to our inventory recovery agreements, our carrying costs will increase due to the maintenance fees on the recovered VOI inventory that we are required to pay.
Our acquisitions of assets from ILX Resorts Incorporated, Tempus Resorts International, Ltd., Pacific Monarch Resorts, Inc. and Aegean Blue Holdings Plc and the Island One Acquisition, all completed since August 2010, have provided us with additional VOI inventory, and potential future acquisitions may include additional inventory. Further, as part of some of our recent acquisitions, we have incurred additional obligations to repurchase defaulted inventory (either by taking back defaulted consumer loans or repurchasing the inventory that collateralizes such loans). We incur carrying costs associated with our VOI inventory, as we are obligated to pay annual maintenance fees and assessments on any VOIs held in inventory, and higher-than-desired VOI inventory levels would result in increases in these carrying costs. If our inventory available for sale were to increase significantly, we may need to sell some of this excess inventory at significantly discounted prices. In addition, the inventory recovery agreements we enter into with the HOAs and Collections are subject to annual renewal, and as a result, we may not always repurchase VOI inventory from customers in default. If we do not repurchase such inventory, the annual maintenance fees and assessments are allocated among the remaining non-defaulting owners of units in the HOA and the Collection, increasing the amounts paid by each of those owners (including us, to the extent we hold units in inventory). This increases the risk that owners of such other units may be unwilling or unable to pay such increased fees and may default as well. The increased per-unit costs could also make units in the HOA and the Collection less attractive to prospective purchasers.

To the extent our rental proceeds may decline or our vacation interest carrying costs may increase, we may not be able to cover certain other expenditures against which we offset rental proceeds.
Under our inventory recovery agreements, we are required to pay owners' past due maintenance and assessment fees to the HOAs and Collections for any VOIs that we have recovered. We are also obligated to pay to the HOAs and Collections cleaning fees for room stays incurred by our guests who stay with us on a per-night or per-week basis. See "Item 1. Business—Recovery of VOIs." In order to offset these expenses, we rent the available units. In 2013, 2012 and 2011, our net vacation interest carrying costs, consisting of carrying costs related to the VOIs that we owned in each of these periods, less amounts generated from rental of these VOIs in each of these periods, was $41.3 million, $36.4 million and $41.3 million, respectively. Through The Diamond Luxury Selection, which we have recently begun to offer, participating members rent private luxury properties by depositing a designated number of points with us, and we pay a rental fee to the owners of these properties on behalf of our members. See "Item 1. Business—Our Resort Network—Diamond Luxury Selection." Similarly, under arrangements that we have with certain of our affiliated resorts, holders of our points or intervals who desire to stay at any such affiliated resort deposit points with us and, in exchange, we pay our affiliated resort the funds required to allow such holder access to the desired unit. In order to offset these payments to the owners of the luxury properties or the affiliated resorts, as applicable, we rent available units at our resorts. Our ability to rent units is subject to a variety of risks common to the hospitality industry, including competition from large and well-established hotels, changes in the number and occupancy and room rates for hotel rooms, seasonality and changes in the desirability of geographic regions of the resorts in our network. In addition, we experience strong competition in the rental market and are at a disadvantage when competing against larger and better-established hotel and resort chains that focus on the rental market, have more experience in and greater resources devoted to such market, and can offer rental customers additional benefits such as loyalty points related to rentals and a significantly larger pool of potentially available rental options.
We utilize external exchange program affiliations as important sources of sales prospects and leads, and any failure to maintain such affiliations could reduce these prospects.
We have an affiliation agreement for an external exchange program with Interval International, which complements our own internal vacation ownership exchange programs. As a result of this affiliation, members of THE Club may use their points to reserve the use of a vacation accommodation at more than 2,800 resorts worldwide that participate in Interval International. In addition, interval owners at our managed resorts may join either Interval International or RCI, as their HOA constitutions dictate. Such interval owners may then deposit their deeded intervals in exchange for an alternative vacation destination. When our points and intervals are exchanged through Interval International or RCI, this inventory is made available to owners from other resorts, who are potential customers for our VOI sales. If we do not maintain our external exchange program affiliations, the number of individuals exchanging interests through these programs to stay at our managed resorts may decline substantially.
We are dependent on the managers of our affiliated resorts to ensure that those properties meet our customers' expectations.
The members of the Clubs have access to all or a portion of the 210 affiliated resorts and hotels and four cruise itineraries in our network. We do not manage, own or operate these resorts, hotels or cruises, and we have limited or no ability to control their management and operations. If the managers of a significant number of those properties were to fail to maintain them in a manner consistent with our standards of quality, we may be subject to customer complaints and our reputation and brand could be damaged. In addition, our affiliation agreements with these resorts may expire, be terminated or not be renewed, or may be renegotiated in a manner adverse to us, and we may be unable to enter into new agreements that provide members of the Clubs with equivalent access to additional resorts.
The resale market for VOIs could adversely affect our business.
There is not currently an active, organized or liquid resale market for VOIs, and resales of VOIs generally are made at sales prices substantially below their original customer purchase prices. These factors may make the initial purchase of a VOI less attractive to potential buyers who are concerned about their ability to resell their VOI. Also, buyers who seek to resell their VOIs compete with our own VOI sales efforts. If the secondary market for VOIs were to become more organized and liquid, the resulting availability of resale VOIs (particularly where the VOIs are available for sale at lower prices than ours) could adversely affect our sales and our sales prices. Furthermore, the volume of VOI inventory that we recapture each year may decline if a viable secondary market develops.
We are subject to certain risks associated with our management of resort properties.
Through our management of resorts and ownership of VOIs, we are subject to certain risks related to the physical condition and operation of the managed resort properties in our network, including:

•	the presence of construction or repair defects or other structural or building damage at any of these resorts, including resorts we may develop in the future;

•	any noncompliance with or liabilities under applicable environmental, health or safety regulations or requirements or building permit requirements relating to these resorts;

•	any damage resulting from natural disasters, such as hurricanes, earthquakes, fires, floods and windstorms, which may increase in frequency or severity due to climate change or other factors; and

•	claims by employees, members and their guests for injuries sustained on these resort properties.

Some of these risks may be more significant in connection with the properties for which we recently acquired management agreements, particularly those management agreements which were acquired from operators in financial distress. For additional risks related to our acquired businesses, see “Our strategic transactions may not be successful and may divert our management's attention and consume significant resources.” If an uninsured loss or a loss in excess of insured limits occurs as a result of any of the foregoing, we or the HOAs or Collections may be subject to significant costs. If an HOA or Collection is subject to any such loss, we will also be responsible for a portion of such loss to the extent of our ownership of VOIs in the resort or Collection, and any substantial assessments charged by the HOAs or Collections as a result of any of these items could cause customer dissatisfaction and harm our business and reputation. For example, in October 2011, the HOA of one of our managed resorts levied an assessment to the owner-families of that resort for water intrusion damage. The original amount of the assessment was $65.8 million, but, in connection with the settlement of a class action, the assessment was reduced to $60.9 million. For deeded inventory or Collection points held by us at the time of the assessment, we owed $9.7 million of the original assessment. Our assessment was subsequently reduced by $0.7 million. This assessment is payable in annual installments over five years. In addition, pursuant to the related class action settlement, we agreed to pay any amount of assessments defaulted on by owners in return for our recovery of the related VOIs. See "Item 3. Legal Proceedings." For any resorts in which we own common areas, we are directly subject to the risks set forth above.
Additionally, a number of U.S. federal, state and local laws, including the Fair Housing Amendments Act of 1988 and the Americans with Disabilities Act, impose requirements related to access to and use by disabled persons of a variety of public accommodations and facilities. A determination that our managed resorts are subject to, and that they are not in compliance with, these accessibility laws could result in a judicial order requiring compliance, imposition of fines or an award of damages to private litigants. If an HOA at one of our managed resorts was required to make significant improvements as a result of non-compliance with these accessibility laws, assessments might be needed to fund such improvements, which additional costs may cause our VOI owners to default on their consumer loans from us or cease making required HOA maintenance fee or assessment payments. Also, to the extent that we hold interests in a particular resort (directly or indirectly through our interests in a Collection), we would be responsible for our pro rata share of the costs of such improvements. In addition, any new legislation may impose further burdens or restrictions on property owners with respect to access by disabled persons.
The resort properties that we manage are subject to federal, state and local laws and regulations relating to the protection of the environment, natural resources and worker health and safety, including laws and regulations governing and creating liability relating to the management, storage and disposal of hazardous substances and other regulated materials and the cleanup of contaminated sites. The resorts are also subject to various environmental laws and regulations that govern certain aspects of their ongoing operations. These laws and regulations control such things as the nature and volume of wastewater discharges, quality of water supply and waste management practices. To the extent that we hold interests in a particular resort (directly or indirectly through our interests in a Collection), we would be responsible for our pro rata share of losses sustained by such resort as a result of a violation of any such laws and regulations.
Our international operations are subject to risks not generally applicable to our domestic operations, including risks related to difficult economic conditions in Europe.
We manage resorts in 12 countries and have sales and marketing operations in 13 countries. Our operations in foreign countries are subject to a number of particular risks, including:

•	exposure to local economic conditions;

•	potential adverse changes in the diplomatic relations of foreign countries with the U.S.;

•	hostility from local populations;

•	restrictions and taxes on the withdrawal of foreign investment and earnings;

•	the imposition of government policies and regulations against business and real estate ownership by foreigners;

•	foreign investment restrictions or requirements;

•	limitations on our ability to legally enforce our contractual rights in foreign countries;

•	regulations restricting the sale of VOIs, as described in “Business—Governmental Regulation;”

•	foreign exchange restrictions and the impact of exchange rates on our business;

•	conflicts between local laws and U.S. laws;

•	withholding and other taxes on remittances and other payments by our subsidiaries; and

•	change in and application of foreign taxation structures, including value added taxes.

In addition, Europe and certain European Union countries in particular, including France, Greece (where we added five resorts to our network of managed resorts pursuant to the Aegean Blue Acquisition described elsewhere in this report), Ireland, Italy, Portugal and Spain, are experiencing high levels of unemployment, low rates of growth and other difficult economic conditions. These conditions could have a negative effect on the global economy as a whole and could have a negative effect on our managed resorts and sales and marketing operations located in Europe. If these conditions continue (particularly if they worsen), potential European customers for our VOIs and resort interests in Europe may have less disposable income available to spend on vacation ownership products, and may have difficulty obtaining financing.
The marketing and sale of our points-based VOIs and our other operations in Europe are also subject to national regulation and legislation. The Directive regulates vacation ownership activities within the European Union (which includes the majority of the European countries in which we conduct our operations). The Directive required transposition into domestic legislation by the members of the European community no later than February 23, 2011 and replaced the previous regulatory framework introduced by EC Directive 94/47/EC. Most of our purchasers in Europe are residents of the United Kingdom, where the Directive has been implemented under The Timeshare, Holiday Products, Resale and Exchange Contracts Regulations 2010. The Directive has been implemented in all the other member states in which we operate, as well as in Norway (which, although not a member of the European community, is a member of the European Economic Area). The Directive (i) requires delivery of specified disclosure (some of which must be provided in a specific format); (ii) requires a "cooling off" rescission period of 14 calendar days; and (iii) prohibits any advance payments in any member states.
Our international business operations are also subject to various anti-corruption laws and regulations, including restrictions imposed by the Foreign Corrupt Practices Act (“FCPA”). The FCPA and similar anti-corruption laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or generating business. We cannot provide assurance that our internal controls and procedures will always protect us from the reckless or criminal acts that may be committed by our employees or third parties with whom we work. If we are found to be liable for violations of the FCPA or similar anti-corruption laws in international jurisdictions, criminal or civil penalties could be imposed on us.
We are exploring growth opportunities in new international markets in which we have limited experience, including developing markets in Asia and Latin America, which are challenging.
We are exploring growth opportunities in geographic markets such as Asia (including China) and Latin America. We currently have affiliation agreements in place with a few resorts in Asia and Latin America, and may explore additional co-branding opportunities with existing resorts, joint ventures or other strategic alliances with local or regional operators in those markets. For example, in early 2013 we entered into a memorandum of understanding for a joint venture arrangement with Dorsett Hospitality International, a large hotel developer, owner and operator in Asia, pursuant to which we have added properties operated by Dorsett and its affiliated companies in China (including Hong Kong), Japan, Malaysia and Singapore to our network of affiliated resorts and hotels and have agreed to jointly market and sell vacation ownership products to potential customers in Asia. Alternatively, we may expand our footprint in such markets by pursuing acquisitions, similar to those we have completed recently, where we would acquire resort businesses consisting of management contracts, unsold VOI inventory and an existing membership base. In the event that we expand into new international markets, we will have only limited experience in marketing and selling our products and services in those markets. Expansion into new and developing international markets is challenging, requires significant management attention and financial resources and may require us to attract, retain and manage local offices or personnel in such markets. It also requires us to tailor our services and marketing to local markets and adapt to local cultures, languages, regulations and standards. To the extent we are unable to adapt, or to the extent that we are unable to find suitable acquisition targets or potential affiliates in such markets or to the extent that any such acquisition or existing or future relationships with affiliates in such markets are not as beneficial to us as we expect, our expansion may not be successful. In some of these markets, including China, the concept of vacation ownership is relatively novel. As a result, in these markets there is limited infrastructure and government support for the vacation ownership industry and the industry may lack sufficient mechanisms for consumer protection. There is also currently not a large supply of vacation ownership products and resorts in those markets, which may limit opportunities and increase competition for those limited opportunities.
In addition, many countries in Asia and Latin America are emerging markets and are subject to greater political, economic, legal and social risks than more developed markets, including risks relating to:

•	political and governmental instability, including domestic political conflicts and inability to maintain consensus;

•	economic instability, including weak banking systems, inflation and currency risk, lack of capital, and changing or inconsistent economic policy;

•	weaknesses in legal systems, including inconsistent or uncertain national and local regimes, unavailability of judicial or administrative guidance and inexperience;

•	tax uncertainty, including tax law changes, limited tax guidance and difficulty determining tax liability or planning tax-efficient structures;

•	the lack of reliable official government statistics or reports; and

•	organized crime, money laundering and other crime.

There are also risks related to entering into joint ventures or strategic alliances with local or regional operators, including the possibility that these operators might become bankrupt or fail to otherwise meet their obligations to us. These operators may also have economic or other business interests or goals that are inconsistent with our business interests or goals and may be in a position to take actions contrary to our policies or objectives. Disputes between us and our partners may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business. In addition, we may, in some circumstances, be liable for the actions of our partners. Furthermore, if we do enter into joint ventures or other affiliations with local or regional operators and a significant number of such operators fail to maintain their properties or provide services in a manner consistent with our standards of quality, we may be subject to customer complaints and our reputation and brand could be damaged. To the extent we expand into new international markets, our exposure to the risks described above in “Our international operations are subject to risks not generally applicable to our domestic operations, including risks related to difficult economic conditions in Europe” will also increase.
Our industry is highly competitive and we may not be able to compete effectively.
The vacation ownership industry is highly competitive. We compete with various high profile and well-established operators, some of which have substantially greater liquidity and financial resources than we do. Some of these operators also have substantially greater experience and familiarity with emerging international markets, such as Latin America and Asia, in which we intend to explore opportunities. Many of the world's most recognized lodging, hospitality and entertainment companies develop and sell VOIs in resort properties. Major companies that now operate or are developing or planning to develop vacation ownership resorts directly or through subsidiaries include Four Seasons Resorts, Hilton Hotels Corporation, Hyatt Corporation, Marriott Vacations Worldwide Corporation, Starwood Hotels and Resorts Worldwide, Inc., The Walt Disney Company, Wyndham Worldwide Corporation and Bluegreen Corporation. We also compete with numerous other smaller owners and operators of vacation ownership resorts, as well as alternative lodging companies, such as HomeAway and Airbnb, which operate websites that market available furnished, privately-owned residential properties in locations throughout the world, including homes and condominiums, that can be rented on a nightly, weekly or monthly basis. Additionally, due to the recent economic climate, many competitors have had difficulty maintaining their highly-leveraged, development-focused business models and have begun to increase their focus on sales of VOIs and provision of management services. Furthermore, a number of our competitors, including companies with well-known brand names in the hospitality industry, have adopted strategies and product offerings comparable to ours, such as by offering points-based VOI systems, thereby reducing our competitive advantage. Our competitors could also seek to compete against us based on the pricing terms of our current hospitality management contracts or in our efforts to expand our fee based income streams by pursuing new management contracts for resorts that are not currently part of our network. We may not be able to compete successfully for customers, and increased competition could result in price reductions and reduced margins, as well as adversely affect our efforts to maintain and increase our market share.
Our substantial level of indebtedness could adversely affect us, and we may incur additional indebtedness in the future.
As of December 31, 2013, we had $374.4 million in principal amount outstanding under the Senior Secured Notes, $411.3 million of non-recourse indebtedness in securitization notes and borrowings of our subsidiaries and $3.3 million of other recourse indebtedness, for total principal indebtedness of $789.1 million (excluding original issue discounts).
On September 11, 2013, we entered into a $25.0 million revolving credit facility with an affiliate of Credit Suisse AG, acting as administrative agent for a group of lenders (the “Revolving Credit Facility”). See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for additional information.
Our substantial indebtedness has important consequences, including the following:

•
our level of indebtedness makes us more vulnerable to economic downturns and adverse developments in our business and limits our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	we must use a substantial portion of our cash flow from operations to pay interest on our indebtedness, which will reduce the funds available to us for operations and other purposes;

•
our level of indebtedness could make it more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations of any of our debt covenants could result in an event of default under the agreements governing such indebtedness;

•
our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, restructuring, acquisitions or general corporate purposes may be impaired, which could be exacerbated by further volatility in the credit markets; and

•	our level of indebtedness could place us at a competitive disadvantage to competitors that may have proportionately less debt.
Our ability to make scheduled payments or to refinance our debt obligations depends on our future financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business, regulatory and other factors beyond our control. In addition, each of our subsidiaries is a distinct legal entity and, under certain circumstances, may be subject to legal and contractual restrictions that could complicate or impede our ability to obtain cash from our subsidiaries. As a result, we may not be able to maintain a level of cash flow from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on the Senior Secured Notes and our other indebtedness. If we are unable to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or seek to restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.
Furthermore, we may incur substantial additional indebtedness in the future. If new debt or other liabilities are added to our current debt levels, the related risks that we and our subsidiaries now face, as described above, could intensify.
The terms of our debt covenants could limit how we conduct our business and our ability to raise additional funds.
The Notes Indenture, the Revolving Credit Facility and the agreements governing other debt obligations contain, and the agreements that govern our future indebtedness may contain, covenants that restrict our ability and the ability of our subsidiaries to:

•	incur additional indebtedness or issue certain preferred shares;

•	create liens on our assets;

•	pay dividends or make other equity distributions;

•	purchase or redeem equity interests or subordinated debt;

•	make certain investments;

•	sell assets;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and

•	engage in transactions with affiliates.
As a result of these covenants, we could be limited in the manner in which we conduct our business, and we may be unable to engage in favorable business activities or finance future operations or capital needs.
Our business plan historically has depended on our ability to sell, securitize or borrow against the consumer loans that we generate, and our liquidity, financial condition and results of operations would be adversely impacted if we are unable to do so in the future.
We generally offer financing of up to 90% of the purchase price to qualified customers who purchase VOIs through our U.S., Mexican and St. Maarten sales centers, and a significant portion of customers choose to take advantage of this opportunity. For example, from October 1, 2011 through December 31, 2013, we financed approximately 72.3% of the total amount of our VOI sales. Our ability to borrow against or sell our consumer loans has been an important element of our continued liquidity, and our inability to do so in the future could have a material adverse effect on our liquidity and cash flow. Furthermore, our ability to generate sales of VOIs to customers who require or desire financing may be impaired to the extent we are unable to borrow against such loans on acceptable terms.
In the past, we have sold or securitized a substantial portion of the consumer loans we originated from our customers. If we are unable to continue to participate in securitization transactions or generate liquidity and create capacity on our conduit facilities and the Quorum Facility, as defined below (collectively, the “Funding Facilities”), on acceptable terms, our liquidity and cash flows will be materially and adversely affected. Moreover, if we cannot offer financing to our customers who purchase VOIs through our U.S., Mexican and St. Maarten sales centers, our sales will be adversely affected.
Additionally, we have historically relied on conduit and, more recently, loan sale financing facilities to provide working capital for our operations. Both conduit and loan sale financings are asset-backed commercial finance facilities either secured by, or funded through the sale of, our consumer loans. The initial maturities of our consumer loans are typically 10 years, as compared to the 364-day term of a typical conduit facility, which provides us with greater liquidity. Our conduit facility entered into on November 3, 2008 (as amended and extended, the “Conduit Facility”) presently has a 24-month term that expires on April 10, 2015 and is annually renewable for 364-day terms at the election of the lenders. Our loan sale facility with Quorum Federal Credit Union (“Quorum”) that became effective on April 30, 2010 (as amended and restated, the “Quorum Facility”) has a funding term ending on December 31, 2015, which may be extended by Quorum for additional one-year periods. If we are unable to extend or refinance our existing conduit or loan sale facilities by securitizing our consumer loan receivables or entering into new conduit or loan sale facilities, our ability to access sufficient working capital to fund our operations may be materially adversely affected and we may be required to curtail our sales, marketing and consumer finance operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations- Liquidity and Capital Resources" for additional information.
To the extent that our conduit facility, loan sale facility, the Revolving Credit Facility and operating cash flow are not sufficient to meet our working capital requirements, our ability to sustain our existing operations will be impaired.

We may be unable to raise additional capital we need to grow our business.
We may need to raise additional capital to expand our operations and pursue our growth strategies, including potential acquisitions of complementary businesses, and to respond to competitive pressures or unanticipated working capital requirements. Prior to the IPO, we relied upon affiliates of certain of our major equity holders to provide debt financing for strategic acquisitions. However, these entities may not provide such financing in the future, and we may not otherwise be able to obtain additional debt or equity financing on favorable terms, if at all, which could impair our growth and adversely affect our existing operations. If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests, and the per share value of our common stock could decline.
Our credit underwriting standards may prove to be inadequate, and we could incur substantial losses if the customers we finance default on their obligations. In addition, we rely on certain third-party lenders to provide financing to purchasers of our VOIs in Europe, and the loss of these customer financing sources could harm our business.
We generally offer financing of up to 90% of the purchase price to qualified purchasers of VOIs sold through our U.S., Mexican and St. Maarten sales centers. There is no assurance that the credit underwriting system we utilize as part of our domestic consumer finance activities will result in acceptable default rates or otherwise ensure the continued performance of our consumer loan portfolio. The default rate on our consumer loan portfolio was 5.7% (as a percentage of our outstanding originated portfolios) for 2013, and ranged from 5.7% to 8.6% on an annual basis from 2009 through 2013. As of December 31, 2013, approximately 5.6% (based on loan balance) of our VOI consumer loans that we held, or which third parties held under sales transactions, and that were not in default (which we define as having occurred upon the earlier of (i) the completion of cancellation or foreclosure proceedings or (ii) the customer’s account becoming over 180 days delinquent) were more than 30 days past due. Although in many cases we may have personal recourse against a buyer for the unpaid purchase price, certain states have laws that limit our ability to recover personal judgments against customers who have defaulted on their loans. Even where permitted, attempting to recover a personal judgment may not be advisable due to the associated legal costs and the potential adverse publicity. Historically, we have generally not pursued personal recourse against our customers, even when available. If we are unable to collect the defaulted amount due, we traditionally have foreclosed on the customer's VOI or terminated the underlying contract and remarketed the recovered VOI. Irrespective of our remedy in the event of a default, we cannot recover the often significant marketing, selling and administrative costs associated with the original sale, and we will have to incur a portion of such costs again to resell the VOI. See “The resale market for VOIs could adversely affect our business” for additional risks related to the resale of VOIs.
Currently, portions of our consumer loan portfolio are concentrated in certain geographic regions within the U.S. As of December 31, 2013, our loans to California, Arizona and Florida residents constituted 28.6%, 8.9% and 5.9% of our consumer loan portfolio, respectively. No other state or foreign country concentration accounted for in excess of 5.0% of our consumer loan portfolio. Some of these states have been particularly negatively impacted during the economic downturn in recent years, for example, the real estate market in Florida continues to experience the highest rate of foreclosure filings in the U.S., and unemployment rates in California remain high. Any deterioration of the economic condition and financial well-being of the regions in which we have significant loan concentration could adversely affect our consumer loan portfolio.
We could incur material losses if there is a significant increase in the delinquency rate applicable to our portfolio of consumer loans. An increased level of delinquencies could result from changes in economic or market conditions, increases in interest rates, adverse employment conditions and other factors beyond our control. Increased delinquencies could also result from our inability to evaluate accurately the credit worthiness of the customers to whom we extend financing. If default rates for our borrowers were to increase, we may be required to increase our provision for loan losses. In addition, increased delinquency rates may cause buyers of, or lenders whose loans are secured by, our consumer loans to reduce the amount of availability under our conduit or loan sale facilities, or to increase the interest costs associated with such facilities. In such an event, our cost of financing would increase, and we may not be able to secure financing on terms acceptable to us, if at all.
Under the terms of our securitization facilities, we may be required, under certain circumstances, to repurchase or replace loans if we breach any of the representations and warranties we made at the time we sold the receivables. Moreover, under the terms of our securitization facilities, in the event of defaults by customers in excess of stated thresholds, we may be required to pay substantially all of our cash flow from our retained interest in the underlying receivable portfolios sold to the parties who purchased the receivables from us.
Finally, we rely on certain third-party lenders to provide consumer financing for sales of our VOIs in Europe. If these lenders discontinue providing such financing, or materially change the terms of such financing, we would be required to find an alternative means of financing for our customers in Europe. If we failed to find another lender, our VOI sales in Europe may decline.
Changes in interest rates may increase our borrowing costs and otherwise adversely affect our business.
We rely on the securitization markets to provide liquidity for our consumer finance operations. Increases in interest rates, changes in the financial markets and other factors could increase the costs of our securitization financings, prevent us from accessing the securitization markets and otherwise reduce our ability to obtain the funds required for our consumer financing operations. To the extent interest rates increase and to the extent legally permitted, we may be required to increase the rates we charge our customers to finance their purchases of VOIs. Our business and results of operations are dependent on the ability of our customers to finance their purchase of VOIs, and in the U.S. we believe we are currently the only generally available lending source to directly finance the sales of our VOIs. Limitations on our ability to provide financing to our customers at acceptable rates or increases in the cost of such financing could reduce our sales of VOIs.
Changes in the U.S. tax and other laws and regulations may adversely affect our business.
The U.S. government may revise tax laws, regulations or official interpretations in ways that could have a significant adverse effect on our business, including modifications that could reduce the profits that we can effectively realize from our international operations, or that could require costly changes to those operations, or the way in which they are structured. For example, the effective tax rates for most U.S. companies reflect the fact that income earned and reinvested outside the U.S. is generally taxed at local rates, which are often much lower than U.S. tax rates. If changes in tax laws, regulations or interpretations significantly increase the tax rates on non-U.S income, our effective tax rate could increase and our profits could be reduced. If such increases resulted from our status as a U.S. company, those changes could place us at a disadvantage to our non-U.S. competitors if those competitors remain subject to lower local tax rates.

Fluctuations in foreign currency exchange rates, including as a result of the ongoing European debt crisis, may affect our reported results of operations.
In addition to our operations in the U.S., we conduct operations in international markets from which we receive, at least in part, revenues in foreign currencies. For example, we receive Euros and British Pound Sterling in connection with our European managed resorts and European VOI sales and Mexican Pesos in connection with our operations in Mexico. Because our financial results are reported in U.S. dollars, fluctuations in the value of the Euro and British Pound Sterling against the U.S. dollar have had and will continue to have an effect, which may be significant, on our reported financial results. The ongoing European debt crisis, coupled with the policy actions taken by European central banks to support their financial system, have caused exchange rates to remain volatile. Concerns persist regarding the ability of European countries to continue to service their sovereign debt obligations, the overall stability of the Euro and the suitability of the Euro as a single currency given the diverse economic and political circumstances in individual Euro zone countries or, in more extreme circumstances, the possible dissolution of the Euro currency entirely. A decline in the value of any of the foreign currencies in which we receive revenues, including the Euro, British Pound Sterling or Mexican Peso, against the U.S. dollar will tend to reduce our reported revenues and expenses, while an increase in the value of any such foreign currencies against the U.S. dollar will tend to increase our reported revenues and expenses. Variations in exchange rates can significantly affect the comparability of our financial results between financial periods.
We are also exploring international expansion opportunities in markets such as Asia and Latin America, including pursuing acquisitions in those geographic areas, or seeking out co-branding opportunities, joint ventures or other strategic alliances with local or regional operators in those markets. Any such international expansion would result in increased foreign exchange risk, as described above, as the revenue received from such expansion would primarily be in non-U.S. currency.
We are subject to extensive regulation relating to the marketing and sale of vacation interests and the servicing and collection of customer loans.
Our marketing and sale of VOIs and our other operations are subject to extensive regulation by the federal government and state timeshare laws and, in some cases, by the foreign jurisdictions where our VOIs are located, marketed and sold. Federal legislation that is or may be applicable to the sale, marketing and financing of our VOIs includes but is not limited to the Federal Trade Commission Act, the Fair Housing Act, the Americans with Disabilities Act, the Truth-in-Lending Act and Regulation Z, the Home Mortgage Disclosure Act and Regulation C, the Equal Credit Opportunity Act and Regulation B, the Interstate Land Sales Full Disclosure Act, the Telephone Consumer Protection Act, the Telemarketing and Consumer Fraud and Abuse Prevention Act, the Gramm-Leach-Bliley Act, the Deceptive Mail Prevention and Enforcement Act, Section 501 of the Depository Institutions Deregulation and Monetary Control Act of 1980, the Bank Secrecy Act, the USA Patriot Act and the Civil Rights Acts of 1964, 1968 and 1991.
In addition, the majority of states and jurisdictions where our resorts are located extensively regulate the creation and management of vacation ownership properties, the marketing and sale of VOIs, the escrow of purchaser funds and other property prior to the completion of construction and closing, the content and use of advertising materials and promotional offers, the delivery of an offering memorandum describing the sale of VOIs and the creation and operation of exchange programs and multi-site vacation interest plan reservation systems. For example, certain state regulations applicable to the vacation ownership industry impose limitations on the amount of fees that we may charge the HOAs and Collections for hospitality management services. Many other states and certain foreign jurisdictions have adopted similar legislation and regulations affecting the marketing and sale of VOIs to persons located in those jurisdictions. In addition, the laws of most states in which we sell VOIs grant the purchaser of an interest the right to rescind a purchase contract during the specified rescission period provided by law.
The Collections are required to register pursuant to applicable statutory requirements for the sale of VOI plans in an increasing number of jurisdictions. For example, certain of our subsidiaries are required to register pursuant to the Florida Vacation Plan and Timesharing Act. Such registrations, or any formal exemption determinations for the Collections, confirm the substantial compliance with the filing and disclosure requirements of the respective timeshare statutes by the applicable Collection. They do not constitute the endorsement of the creation, sale, promotion or operation of the Collections by the regulatory body, nor relieve us or our affiliates of any duty or responsibility under other statutes or any other applicable laws. Registration under a respective timeshare act is not a guarantee or assurance of compliance with applicable law nor an assurance or guarantee of how any judicial body may interpret the Collections' compliance with such laws. A determination that specific provisions or operations of the Collections do not comply with relevant timeshare acts or applicable law may have a material adverse effect on us, the trustees of the Collections, the Collection associations or the related consumer loans. Such noncompliance could also adversely affect the operation of the Collections or the sale of points within the existing format of the Collections, which would likely increase costs of operations or the risk of losses resulting from defaulted consumer loans.

Furthermore, most states have other laws that apply to our activities, including real estate licensure laws, travel sales licensure laws, advertising laws, anti-fraud laws, telemarketing laws, prize, gift and sweepstakes laws and labor laws. In addition, we are required to monitor DNC lists for every state into which we make telemarketing calls, as well as the federal DNC list, and are required to drop from our call lists the phone numbers of any individuals who are registered with such lists. Enforcement of the federal DNC provisions began in the fall of 2003, and the rule provides for fines of up to $16,000 per violation. We also maintain an internal DNC list as required by law. Our master DNC list is comprised of our internal list, the federal DNC list and the applicable state DNC lists.
In addition to government regulation relating to the marketing and sales of VOIs, our servicing and collection of consumer loans is subject to regulation by the federal government and the states in which such activities are conducted. These regulations may include the federal Fair Credit Reporting Act, the Fair Debt Collections Practice Act, the Electronic Funds Transfer Act and Regulation B, the Right to Financial Privacy Act, the Florida Consumer Collection Practices Act, the Nevada Fair Debt Collection Practices Act and similar legislation in other states.
From time to time, potential buyers of VOIs assert claims with applicable regulatory agencies against our vacation interest salespersons for unlawful sales practices. These claims could have adverse implications for us that could result in negative public relations, potential litigation and regulatory sanctions.
Prior to October 2008, a portion of our sales in the U.S. were made through independent sales agents who provided services to us under independent contractor agreements. From October 2008 to April 2011, we sold VOIs in the U.S. solely through our employees, with the exception of two locations, where we conducted sales through a contractual relationship with a third-party operator. The contract with the third-party operator was terminated in April 2011 and we currently sell VOIs in the U.S. solely through our employees. In Europe, we currently sell VOIs through employees and third-party sales agents. In the event the federal, state or local taxing authorities in the U.S. or in foreign jurisdictions were to successfully classify such independent contractors or sales agents as our employees, rather than as independent contractors, we could be liable for back payroll taxes, termination indemnities and potential claims related to employee benefits, as required by local law.
A number of U.S. federal, state and local laws, including the Fair Housing Amendments Act of 1988 and the Americans with Disabilities Act, impose requirements related to access to and use by disabled persons of a variety of public accommodations and facilities. A determination that we are subject to and that we are not in compliance with these accessibility laws could result in a judicial order requiring compliance, imposition of fines or an award of damages to private litigants. If an HOA at a resort was required to make significant improvements as a result of non-compliance with these accessibility laws, assessments might be needed to fund such improvements, which additional costs might cause owners of VOIs to default on their loans or cease making required HOA assessment payments. In addition, the HOA under these circumstances may pursue the resort developer to recover the cost of any corrective measures. Any new legislation may impose further burdens or restrictions on property owners with respect to access by disabled persons. To the extent that we hold interests in a particular resort (directly or indirectly through our interests in a Collection), we would be responsible for our pro rata share of the costs of improvements resulting from non-compliance with accessibility laws.

The marketing and sale of our points-based VOIs and our other operations in Europe are subject to national regulation and legislation. The Directive regulates vacation ownership activities within the European Union (which includes the majority of the European countries in which we conduct our operations). The Directive required transposition into domestic legislation by the members of the European Union no later than February 23, 2011 and replaced the previous regulatory framework introduced by EC Directive 94/47/EC. Most of our purchasers in Europe are residents of the United Kingdom, where the Directive has been implemented under The Timeshare, Holiday Products, Resale and Exchange Contracts Regulations 2010. The Directive (i) requires delivery of specified disclosure (some of which must be provided in a specified format); (ii) requires a “cooling off” rescission period of 14 calendar days; and (iii) prohibits any advance payments in all member states. Other United Kingdom laws which are applicable to us include the Consumer Credit Act 1974 as amended by the Consumer Credit Act 2006, the Consumer Credit (Disclosure of Information) Regulations 2010, the Consumer Credit (Agreements) Regulations 2010 (as amended), the Misrepresentation Act 1967, the Unfair Contract Terms Act 1977, the Unfair Terms in Consumer Contracts Regulations 1999 (as amended), the Consumer Protection from Unfair Trading Regulations 2008, the Data Protection Act 1998 and the Privacy and Electronic Communications (EC) Regulations 2003, the Equality Act 2010, the Employment Rights Act 1996, the Environmental Protection Act 1990, the Clean Air Act 1993, the Companies Act 2006 and the Trade Descriptions Act 1968. All of the countries in which we operate have consumer and other laws that regulate our activities in those countries.

Depending on the provisions of applicable law and the specific facts and circumstances involved, violations of these laws, policies or principles may limit our ability to collect all or part of the principal or interest due on our consumer loans, may entitle certain customers to refund of amounts previously paid and could subject us to penalties, damages and administrative sanctions, and may also impair our ability to commence cancellation and forfeiture proceedings on our VOIs.

We are a party to certain litigation matters and are subject to additional litigation risk.
From time to time, we or our subsidiaries are subject to certain legal proceedings and claims in the ordinary course of business, including claims or proceedings relating to our VOI sales, consumer finance business and hospitality and management services operations. See "Item 3. Legal Proceedings." Any adverse outcome in any litigation involving us or any of our affiliates could negatively impact our business, reputation and financial condition.
Failure to maintain the security of personally identifiable information could adversely affect us.
In connection with our business, we collect and retain significant volumes of personally identifiable information, including credit card numbers of our customers and other personally identifiable information of our customers and employees. The continued occurrence of high-profile data breaches, including a recent case in which payment card data of a company's customers were stolen, provides evidence of the serious threats to information security. Our customers and employees expect that we will adequately protect their personal information, and the regulatory environment surrounding information security and privacy is increasingly demanding, both in the U.S. and other jurisdictions in which we operate. Protecting against security breaches, including cyber-security attacks, is an increasing challenge, and penetrated or compromised data systems or the intentional, inadvertent or negligent release or disclosure of data could result in theft, loss, fraudulent or unlawful use of customer, employee or company data. It is possible that our security controls over personally identifiable information, our training of employees on data security and other practices we follow may not prevent the improper disclosure of personally identifiable information that we store and manage. A significant theft, loss or fraudulent use of customer or employee information could adversely impact our reputation and could result in significant costs, fines and litigation.
Our reputation and financial condition may be harmed by system failures and computer viruses.
We maintain a proprietary hospitality management and sales system, as well as reservation systems related to our internal vacation ownership exchange programs. The performance and reliability of these systems and our technology is critical to our reputation and ability to attract, retain and service our customers. Any system error or failure may significantly delay response times or even cause our systems to fail, resulting in the unavailability of our services. Any disruption in our ability to provide the use of our reservation system to the purchasers of our VOIs, including as a result of software or hardware issues related to the reservation system, could result in customer dissatisfaction and harm our reputation and business. In addition, a significant portion of our reservations are made through the online reservation system that we operate on behalf of the Collections and the Clubs as opposed to over the phone, and our costs are significantly lower in connection with bookings through the online reservation system. As a result, if our online reservation system is unavailable for any reason, our costs will increase. Further, without the benefits of that reservation system, the marketability of our VOIs may decline, and our members may choose to withhold payments or default on their VOI loans. Our systems and operations are vulnerable to interruption or malfunction due to certain events beyond our control, including natural disasters, such as earthquakes, fire and flood, power loss, telecommunication failures, data and other security breaches, break-ins, sabotage, computer viruses, intentional acts of vandalism and similar events. Any interruption, delay or system failure could result in financial losses, customer claims and litigation and damage to our reputation.
Our intellectual property rights are valuable, and our failure to protect those rights could adversely affect our business.
Our intellectual property rights, including existing and future trademarks, trade secrets and copyrights, are and will continue to be valuable and important assets of our business. We believe that our proprietary technology, as well as our other technologies and business practices, are competitive advantages and that any duplication by competitors would harm our business. The measures we have taken to protect our intellectual property may not be sufficient or effective. Additionally, intellectual property laws and contractual restrictions may not prevent misappropriation of our intellectual property or deter others from developing similar technologies. Finally, even if we are able to successfully protect our intellectual property, others may develop technologies that are similar or superior to our technology.
We are required to make a number of significant judgments in applying our accounting policies, and our use of different estimates and assumptions in the application of these policies could result in material changes to our reported financial condition and results of operations. In addition, changes in accounting standards or their interpretation could significantly impact our reported results of operations.
Our accounting policies are critical to the manner in which we present our results of operations and financial condition. Many of these policies, including with respect to the recognition of revenue and determination of vacation interest cost of sales under Accounting Standards Codification (“ASC”) 978, “Real Estate-Time-Sharing Activities" ("ASC 978"), are highly complex and involve many subjective assumptions, estimates and judgments. See "Item 7. Management's Discussion and

Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates." We are required to review these estimates regularly and revise them when necessary. Our actual results of operations vary from period to period based on revisions to these estimates. In addition, the regulatory bodies that establish accounting and reporting standards, including the SEC, the Financial Accounting Standards Board, and the American Institute of CPAs, periodically revise or issue new financial accounting and reporting standards that govern the preparation of our consolidated financial statements. Changes to these standards or their interpretation could significantly impact our reported results in future periods.
We are dependent upon Hospitality Management and Consulting Service, LLC ("HM&C") and its personnel to provide services to us through the HM&C Agreement, and we may not find suitable replacements if this agreement is terminated or if any such personnel cease to be employed by HM&C.
Our executive officers and approximately 54 officers and employees are not employed or directly compensated by us, but are instead employed, or otherwise engaged as independent contractors, and compensated by HM&C, a company beneficially owned by Mr. Cloobeck, our founder and Chairman. Pursuant to a services agreement that we entered into with HM&C effective as of December 31, 2010 (as amended and restated effective as of December 31, 2012, the “HM&C Agreement”), HM&C provides certain services to us, including the services of Messrs. Cloobeck, Palmer, Bentley and Lanznar. We depend on HM&C to ensure that the services of these individuals are and will remain available to us. Our success will depend upon the efforts, experience and skills of the personnel made available to us by HM&C and, except for Messrs. Cloobeck and Palmer, we do not have the right to require HM&C to dedicate any specific personnel exclusively to us. Under the HM&C Agreement, we are required to make certain payments to HM&C that are reviewed and approved by our board of directors. However, we do not have the right to allocate the aggregate payments we make to HM&C among individual HM&C employees. As a result, we are unable to ensure that each of the HM&C personnel made available to us is appropriately compensated, and we may face difficulties in establishing appropriate incentive compensation and retention arrangements for the benefit of HM&C's personnel. In addition, under the HM&C Agreement, HM&C is entitled to terminate the employment of its employees at any time and for any reason. The departure of any of the key personnel of HM&C could have a material adverse effect on our performance.
The HM&C Agreement has an initial term that is set to expire on December 31, 2015, and thereafter automatically renews for successive annual periods unless terminated by us or HM&C. However, the HM&C Agreement will automatically terminate if (i) Mr. Cloobeck no longer serves as our Chairman (or similar position) or (ii) our company undergoes a change of control (as defined in the HM&C Agreement), and each party is also entitled to terminate the agreement upon a material breach by or insolvency of the non-terminating party. If the HM&C Agreement is terminated and we are unable to replace the services provided to us by HM&C, we may not be able to execute our business plan.
In addition, upon any termination of the HM&C Agreement, the executive officers and other professionals covered thereby would be free to work for our competitors or to otherwise compete with us.
The HM&C Agreement was not negotiated on an arm's-length basis and may not be as favorable to us if it had been negotiated with unaffiliated third parties.
The HM&C Agreement was negotiated between related parties, and its terms, including the fees payable to HM&C, may not be as favorable to us if it had been negotiated with unaffiliated third parties. The terms of the HM&C Agreement may not reflect our best interest and may be overly favorable to HM&C, including with respect to the substantial payments that may become payable to HM&C under the HM&C Agreement. Further, we may choose not to enforce, or to enforce less vigorously, our rights under the HM&C Agreement because of our desire to maintain our ongoing relationships with HM&C.
Our directors and executive officers may have interests that could conflict with those of our stockholders.
In addition to the services agreement with HM&C discussed above, there are a number of other relationships and transactions between our company and entities associated with our executive officers and directors. These relationships and transactions, and the financial interests of our executive officers and directors in the entities party to these relationships and transactions, may create, or may create the appearance of, conflicts of interest, when these executive officers and directors are faced with decisions involving those other entities. See "Note 6— Transactions with Related Parties" of our consolidated financial statements included elsewhere in this annual report for further detail on these relationships and transactions.
Our strategic transactions may not be successful and may divert our management's attention and consume significant resources.
We intend to continue our strategy of selectively pursuing complementary strategic transactions. We may also purchase management contracts, including from resort operators facing financial distress, and purchase VOI inventory at resorts that we do not manage, with the goal of acquiring sufficient VOI ownership at such a resort to become the manager of that resort. The successful execution of this strategy will depend on our ability to identify opportunities for potential acquisitions that fit within our capital-light business model, enter into the agreements necessary to take advantage of these potential opportunities and obtain any necessary financing. We may not be able to do so successfully. In addition, our management may be required to devote substantial time and resources to pursue these opportunities, which may impact their ability to manage our operations effectively.
Acquisitions involve numerous additional risks, including: (i) difficulty in integrating the operations and personnel of an acquired business; (ii) potential disruption of our ongoing business and the distraction of management from our day-to-day operations; (iii) difficulty entering markets in which we have limited or no prior experience and in which competitors have a stronger market position; (iv) difficulty maintaining the quality of services that we have historically provided across new acquisitions; (v) potential legal and financial responsibility for liabilities of acquired businesses; (vi) overpayment for the acquired company or assets; (vii) increased expenses associated with completing an acquisition and amortizing any acquired intangible assets; and (viii) challenges in implementing uniform standards, controls, procedures and policies throughout an acquired business.
Most of our acquisitions have focused on acquiring management contracts and related businesses of operators in financial distress or in bankruptcy at the time of such acquisition. We may continue to pursue similar acquisitions. As a result, we are subject to additional risks, including risks and uncertainties associated with bankruptcy proceedings, the risk that such properties will be in disrepair and require significant investment in order to bring them up to our quality standards, potential exposure to adverse developments in the receivable portfolios that we acquire or agree to manage and limitations on our ability to finance such transactions. We cannot assure you that our growth strategy will be successful, and our failure to manage and successfully integrate acquired businesses could harm our business.
We also intend to expand our business-to-business services provided to resorts in our affiliated resort networks. We cannot assure you that our attempts to expand business-to-business services will be successful, and our failure to expand such services could harm our business and our relationships with those affiliated resorts.
Risks Related to the Ownership of our Common Stock

The concentration of our capital stock ownership with members of management and our Board of Directors and related entities, together with the Director Designation Agreement and the Stockholders Agreement, will limit stockholders' ability to influence corporate matters, including the ability to influence the outcome of director elections and other matters requiring stockholder approval.

Of the outstanding shares of common stock, members of management and our Board of Directors and related entities, together hold approximately 34.3% of our outstanding common stock. In particular, entities controlled by Stephen J. Cloobeck, our founder and Chairman, hold approximately 23.5% of our outstanding common stock, entities controlled by Lowell D. Kraff, our Vice Chairman, hold approximately 4.3% of our outstanding common stock, and entities controlled by David F. Palmer, our President, Chief Executive Officer and a member of our Board of Directors, hold approximately 5.2% of our outstanding common stock. In addition, in connection with the Reorganization Transactions, certain members of management and our Board of Directors and other stockholders that collectively hold approximately 52.9% of our outstanding common stock have entered into a Stockholders’ Agreement (the “Stockholders Agreement”) with us, pursuant to which such parties have agreed, subject to the terms of the Stockholders Agreement, in any election of members of our Board of Directors, to vote their shares of our common stock in favor of our Chief Executive Officer, and individuals designated by DRP Holdco, LLC, one of our significant investors (the "Guggenheim Investor"), as well as an entity controlled by our founder and Chairman, pursuant to a director designation agreement (the “Director Designation Agreement”) among us and certain stockholders party to the Stockholders Agreement.

As a result of their collective ownership of a majority of our outstanding capital stock, members of management and our Board of Directors, including Messrs. Cloobeck, Kraff and Palmer, and related entities have significant influence over matters requiring stockholder approval, including amendment of our certificate of incorporation and approval of significant corporate transactions. The parties to the Stockholders Agreement, including members of management and our Board of Directors and related entities, control the election of our Board of Directors. This influence and control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions impossible without the support of such individuals and entities.

We are a “controlled company” within the meaning of NYSE rules and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements applicable to non-controlled companies.

As a result of the Director Designation Agreement and the Stockholders Agreement, the parties to the Stockholders Agreement constitute a group that beneficially owns a majority of our outstanding common stock (our only class of voting capital stock). As a result, we are a “controlled company” within the meaning of NYSE corporate governance standards. Under the rules of the NYSE, a company of which more than 50% of the outstanding voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain stock exchange corporate governance requirements, including:

• the requirement that a majority of the board of directors consists of independent directors;

• the requirement that nominating and corporate governance matters be decided solely by a nominating/corporate governance committee consisting of independent directors; and

• the requirement that employee and officer compensation matters be decided by a compensation committee consisting of independent directors.

We currently utilize these exemptions and, as a result, will not have a majority of independent directors nor will our nominating/corporate governance and compensation functions be decided solely by committees consisting solely of independent directors. Accordingly, stockholders do not have the same protections as stockholders of a company that are subject to all of the NYSE corporate governance requirements.

We are an “emerging growth company” and have availed ourselves of reduced disclosure requirements applicable to emerging growth companies, which could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. We have taken advantage of, and we plan in future filings with the SEC to continue to take advantage of, certain exemptions from various reporting requirements that are applicable to public companies that are not “emerging growth companies,” including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of certain golden parachute payments. As a result, our stockholders may not have access to certain information they may deem important. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.” We will remain an “emerging growth company” for up to five years, although we will cease being an emerging growth company upon the earliest to occur of: (i) the last day of the fiscal year in which we have total annual gross revenues of $1 billion or more; (ii) the date on which we have issued more than $1 billion in non-convertible debt during the prior three year period; and (iii) the last day of the fiscal year in which the market value of our common stock that is held by non-affiliates exceeds $700 million as of June 30 of such year.
If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, our ability to operate our business and our reputation.
Prior to July 2011, we did not file reports with the SEC. Since our subsidiary, DRC, became subject to the public reporting requirements of the Exchange Act, we were required to enhance our internal control environment to align our procedures with those required of a SEC reporting company. As a SEC reporting company, we are required to, among other things, maintain a system of effective internal control over financial reporting, which requires annual management and, once we no longer qualify as an emerging growth company, independent registered public accounting firm assessments of the effectiveness of our internal controls. Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Over the past few years, we have dedicated a significant amount of time and resources to implement our internal financial and accounting controls and procedures, and have had to retain additional finance and accounting personnel with the skill sets that we need as a SEC reporting company. Substantial work may continue to be required, to implement, document, assess, test and remediate our system of internal controls. We may also need to retain additional finance and accounting personnel in the future.
Section 404(a) of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting. However, for as long as we remain an “emerging growth company” as defined in the JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act.

If our internal controls over financial reporting are not effective, if we are not able to issue our financial statements in a timely manner or if we are not able to obtain the required audit or review of our financial statements by our independent registered public accounting firm in a timely manner, we will not be able to comply with the periodic reporting requirements of the SEC and the listing requirements of the NYSE. If these events occur, our common stock listing on the NYSE could be suspended or terminated and our stock price could materially suffer. In addition, we or members of our management could be subject to investigation and sanction by the SEC and other regulatory authorities and to stockholder lawsuits, which could impose significant additional costs on us and divert management attention.

Provisions in our amended and restated certificate of incorporation and under Delaware law may prevent or frustrate attempts by our stockholders to change our management and hinder efforts to acquire a controlling interest in us.

Provisions of our amended and restated certificate of incorporation and amended and restated bylaws may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. These include provisions that:

• classify our Board of Directors;

• limit stockholders’ ability to remove directors;

• include advance notice requirements for stockholder proposals and nominations; and

• prohibit stockholders from acting by written consent or calling special meetings.

The affirmative vote of the holders of at least two-thirds of our shares of capital stock entitled to vote is necessary to amend or repeal the above provisions of our amended and restated certificate of incorporation. In addition, absent approval of our Board of Directors, our amended and restated bylaws may only be amended or repealed by the affirmative vote of the holders of at least two-thirds of our shares of capital stock entitled to vote. This means that the above provisions of our amended and restated certificate of incorporation, and our amended and restated bylaws, cannot at this time be amended or repealed without the consent of members of management and our Board of Directors, including Messrs. Cloobeck, Kraff and Palmer, and related entities.

Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for some litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternate forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of fiduciary duty owed by any director or officer to us or our stockholders or creditors, (iii) any action asserting a claim against us or any director or officer pursuant to the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws or (iv) any action asserting a claim against us or any director or officer governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions described above. This forum selection provision may limit our stockholders’ ability to obtain a judicial forum that they find favorable for disputes with us or our directors, officers, employees or other stockholders.

A more active, liquid trading market for our common stock may not develop.

Since the closing of the IPO, there has been relatively limited trading volume in the market for our common stock, and a more active, liquid public trading market may not develop or may not be sustained. Limited liquidity in the trading market for our common stock may adversely affect a stockholder's ability to sell its shares of common stock at the time it wishes to sell them or at a price that it considers acceptable. If a more active, liquid public trading market does not develop, we may be limited in our ability to raise capital by selling shares of common stock and our ability to acquire other companies or assets by using shares of our common stock as consideration.

Our stock price may be volatile or may decline regardless of our operating performance.

The market price for our common stock may be highly volatile and such volatility may be exacerbated by our relatively small public float. In addition, the market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including:

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	actions by us or our competitors, such as sales initiatives, acquisitions or restructurings;

•
changes in our earnings estimates or expectations as to our future financial performance, as well as financial estimates by securities analysts and investors, and our ability to meet or exceed those estimates or expectations;

•	additions or departures of key management personnel;

•	legal proceedings involving our company, our industry, or both;

•	changes in our capitalization, including future issuances of our common stock or the incurrence of additional indebtedness;

•	changes in market valuations of companies similar to ours;

•	the prospects of the industry in which we operate;

•	actions by institutional and other stockholders;

•	speculation or reports by the press or investment community with respect to us or our industry in general;

•	general economic, market and political conditions; and

•	other risks, uncertainties and factors described in this annual report.

The stock markets in general have often experienced volatility that has sometimes been unrelated or disproportionate to the operating performance of particular companies. These broad market fluctuations may cause the trading price of our common stock to decline. In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been brought against that company. We may become involved in this type of litigation in the future. Litigation of this type may be expensive to defend and may divert our management's attention and resources from the operation of our business.

Future sales of common stock, or the perception in the public markets that these sales may occur, may depress our stock price.

The market price of our common stock could decline significantly as a result of sales of a large number of shares of our common stock in the market. These sales, or the perception that these sales might occur, could depress the market price of our common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

The shares of common stock sold in the IPO are freely tradable without restriction under the Securities Act of 1933, as amended (the "Securities Act"), except for any shares of common stock that may be held or acquired by our directors, executive officers and other affiliates, the sale of which will be restricted under the Securities Act. The remainder of the shares of common stock outstanding, to the extent not sold pursuant to Rule 144 under the Securities Act, constitute "restricted securities" that may be resold in compliance with applicable provisions of Rule 144. The holding period for such "restricted securities" for purposes of resale pursuant to Rule 144 was generally satisfied, and the restrictions on transfers of shares of common stock pursuant to lock-up agreements entered into by our directors and executive officers and other holders of common stock in connection with the IPO lapsed, in each case, in January 2014. If our stockholders sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, there could be an adverse impact on the market price of our common stock, even if there is no relationship between such sales and the performance of our business.

Also in the future, we may issue shares of our common stock in connection with investments or acquisitions. The number of shares of our common stock issued in connection with an investment or acquisition could be material.

If securities or industry analysts do not publish research or publish unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause the stock price of our common stock or trading volume to decline. Moreover, if our operating results do not meet the expectations of the investor community, one or more of the analysts who cover our company may change their recommendations regarding our company and our stock price could decline.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.    PROPERTIES
Except for unsold VOI inventory, we generally do not have any ownership interest in the resorts in our network other than the ownership of various common areas and amenities at certain resorts and a small number of units in European resorts. We believe our properties are in generally good physical condition with the need for only routine repairs and maintenance and periodic capital improvements. In addition, we lease certain properties in North America and Europe that are utilized in our administrative and sales and marketing functions. These leases include:

•	our global corporate headquarters located in Las Vegas, Nevada, which is approximately 133,000 square feet;

•	a regional sales and marketing office located in Williamsburg, Virginia, which is approximately 4,900 square feet;

•	four sales and marketing offices located in various locations in southern California and the state of Washington, which total approximately 18,311 square feet;

•	a regional administrative office located in Orlando, Florida, which is approximately 18,000 square feet;

•	our European headquarters located in Lancaster, United Kingdom, which is approximately 22,540 square feet; and

•	an administrative office in Valluaris, France, which is approximately 1,200 square feet.
We also own certain real estate, the majority of which is held for sale or future development, including 2.1 acres of vacant land located on the Costa del Sol, Spain, 2.8 acres of vacant land located in Scottsdale, Arizona, 19.4 acres of vacant land located in Orlando, Florida and 1.8 acres of vacant land located in Kona, Hawaii.

ITEM 3.     LEGAL PROCEEDINGS
From time to time, we or our subsidiaries are subject to certain legal proceedings and claims in the ordinary course of business.
FLRX Litigation
FLRX Inc. ("FLRX") was a defendant in a lawsuit originally filed in July 2003, alleging the breach of certain contractual terms relating to the obligations under a stock purchase agreement for the acquisition of FLRX in 1998, as well as certain violations under applicable consumer protection acts.
In January 2010, following a jury trial, a Washington state court entered a judgment against FLRX, awarded plaintiffs damages of $30.0 million plus post-judgment interest at a rate of 12% per annum and attorney’s fees of approximately $1.5 million plus accrued interest, and ordered specific performance of certain ongoing contractual obligations pursuant to the breach of contract claim (the "FLRX Judgment"). FLRX's appeal and petition for review of the verdict were denied. Any liability in this matter is not covered by insurance. Neither DRC nor any of its other subsidiaries was a party to this lawsuit.
In April 2012, the plaintiffs in the FLRX case filed a lawsuit in King County Superior Court in the State of Washington against DRP and DRC (the "Alter Ego Suit"). The complaint, which alleged two claims for alter ego and fraudulent conveyance, sought to hold DRP and DRC liable for the judgment entered against FLRX. The Alter Ego Suit was subsequently removed to the U.S. District Court for the Western District of Washington, and DRP was dismissed as a defendant.

On November 15, 2013, the parties to the Alter Ego Suit executed a settlement agreement which provided for (i) the dismissal of the Alter Ego Suit, with prejudice, (ii) the payment by DRC of $5.0 million in cash to the plaintiffs, (iii) the transfer of shares of a subsidiary of DRC, the only assets of which were, at the time of transfer, majority interests in two undeveloped real estate parcels in Mexico with a carrying value of $5.3 million and an appraised value of $6.7 million and (iv) the release of DRC and all of its affiliates (other than FLRX) from any liability in connection with the FLRX Judgment or matters relating to that judgment. Such actions were completed in December 2013 and January 2014. As a result of the settlement, we recorded a pre-tax charge to earnings of $10.5 million during the fourth quarter of 2013.
The settlement did not impact FLRX's liability under the FLRX Judgment. Since FLRX currently conducts no operations and has no material assets, and since none of DRII or any of its subsidiaries has any obligation to provide any funding to FLRX, we believe that we will not have any material liability if or when the case against FLRX is ultimately resolved. It is possible that FLRX may at some point determine to file for protection under the Federal Bankruptcy Code.
St. Maarten Litigation
In December 2004 and January 2005, two separate cases were filed in the Joint Court of Justice of the Netherlands Antilles against AKGI St. Maarten NV or AKGI, one of our subsidiaries, challenging AKGI's title to seven whole ownership units at the Royal Palm Resort, and alleging the breach of certain agreements that existed prior to AKGI's acquisition of the resort. AKGI purchased the resort at auction in 1995. Each claimant alleges that, between 1989 and 1991, he purchased certain units from the prior owner of Royal Palm Resort, and that he holds in perpetuity, legal title to, or a leasehold interest in, these respective units and is entitled to a refund of the purchase price and an annual 12% return on the purchase price (which totaled $1.2 million in one case and $1.3 million in the other case). Due to the nature of the AKGI purchase and the underlying St. Maarten laws, we believe that the obligations to the claimants would only be enforceable if the agreement between the claimant and AKGI's predecessor was either a timeshare agreement or a lease agreement. AKGI has answered that the claimants' agreements were, in fact, investment contracts, and are therefore not enforceable under St. Maarten law. In February 2011, the case that was pending in the highest and final court of appeal was dismissed as to all claims, with our having no obligations, financial or otherwise, to claimant. The other case is currently pending in the intermediate court of appeal with pleadings scheduled for submission in the first half of calendar 2014. A lien has been placed on AKGI's interest in the Royal Palm Resort while the remaining action is pending.
Hawaii Water Intrusion Assessment and Litigation
In October 2011, the HOA of one of our managed resorts in Hawaii levied an assessment to the owner-families of that resort for water intrusion damage. The original amount of the assessment was $65.8 million but in connection with the settlement of a class action the assessment was reduced to $60.9 million. For deeded inventory or Collection points held by us at the time of the assessment, we owed $9.7 million of the original assessment. Our assessment was subsequently reduced by $0.7 million. This assessment is payable in annual installments over five years. In addition, pursuant to the related class action settlement, we agreed to pay any amount of assessments defaulted on by owners in return for our recovery of the related VOIs.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Price of Common Stock

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “DRII.” As of January 31, 2014, there were 38 holders of record of our common stock.

The following table sets forth the quarterly high and low sales prices per share of our common stock as reported by the NYSE since the inception of the trading of our common stock in July 2013 in connection with the IPO.

	Stock Price
Fiscal Year Ended December 31, 2013	High	Low
Third Quarter of 2013 (beginning July 19, 2013)	$19.42	$14.18
Fourth Quarter of 2013	$19.25	$16.45

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. Our current policy, which is subject to review from time to time by our Board of Directors, is to retain any earnings to finance the development and expansion of our business. Any future determination to declare cash dividends will be made at the discretion of our Board of Directors, subject to applicable laws, and will depend on our financial condition, results of operations, contractual restrictions, capital requirements, general business conditions and other then-existing factors that our Board of Directors may deem relevant. The Notes Indenture governing the Senior Secured Notes and our Revolving Credit Agreement also restrict our ability to pay dividends.

Stock Performance Graph

The following line graph compares the performance of our common stock against the S&P SmallCap 600 Index and the S&P Composite 1500 Hotels, Resorts & Cruise Lines Index, from July 19, 2013 (the date our common stock commenced trading on the NYSE) through December 31, 2013. The graph assumes that $100 was invested at the market close on July 19, 2013 and any dividends and other distributions in the S&P SmallCap 600 Index and the S&P Composite 1500 Hotels, Resorts & Cruise Lines Index were reinvested. Since our common stock began trading on the NYSE, we have not declared any dividends to be paid to our stockholders. The stock price performance reflected above is based on historical results and is not necessarily indicative of future stock price performance.

The Stock Performance Graph is not deemed to be “soliciting material” or to be “filed” with the SEC for the purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of DRII under the Securities Act or the Exchange Act.

ITEM 6.     SELECTED FINANCIAL DATA

Set forth below is selected consolidated audited financial and operating data at the dates and for the periods indicated.

The financial and operating data set forth below (i) through July 24, 2013 is that of DRP and its subsidiaries, after giving retroactive effect to the Reorganization Transactions, and (ii) after July 24, 2013 is that of DRII and its subsidiaries. Our historical results are not necessarily indicative of the results that may be expected in any future period. The selected consolidated statement of operations data for years ended December 31, 2013, December 31, 2012 and December 31, 2011, and the selected consolidated balance sheet data as of December 31, 2013 and December 31, 2012 have been derived from our audited consolidated financial statements included elsewhere in this annual report. The selected consolidated statement of operations data for the years ended December 31, 2010 and December 31, 2009 and the selected historical consolidated balance sheet data as of December 31, 2011, December 31, 2010 and December 31, 2009 have been derived from our audited consolidated statement of operations for the years ended December 31, 2010 and December 31, 2009 and our audited consolidated balance sheet as of December 31, 2011, December 31, 2010 and December 31, 2009 which are not included in this annual report.
The selected consolidated financial and operating data set forth below should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited consolidated financial statements included elsewhere in this annual report.

	Year ended December 31,
	2013	2012	2011	2010	2009
	($ in thousands, except otherwise noted)
Statement of Operations Data:
Total revenues	$729,788	$523,668	$391,021	$370,825	$410,961
Total costs and expenses	726,536	524,335	390,235	391,258	432,757
Income (loss) before provision (benefit) for income taxes and discontinued operations	3,252	(667)	786	(20,433)	(21,796)
Provision (benefit) for income taxes	5,777	(14,310)	(9,517)	(1,274)	(799)
Net (loss) income	$(2,525)	$13,643	$10,303	$(19,159)	$(20,997)
Other Financial Data (Unaudited):
Capital expenditures	$15,204	$14,335	$6,276	$5,553	$4,672
Net cash provided by (used in):
Operating activities	$(5,409)	$24,600	$9,292	$66,001	$87,793
Investing activities	$(57,925)	$(69,338)	$(109,800)	$(37,399)	$(4,250)
Financing activities	$78,045	$45,540	$93,035	$(18,271)	$(89,660)
Operating Data:
Branded resorts(1)	93	79	71	70	62
Affiliated resorts(1)	210	180	144	109	99
Cruise itineraries(1)	4	4	4	—	—
Total destinations	307	263	219	179	161
Total number of tours(2)	207,075	180,981	146,261	130,801	123,045
Closing percentage(3)	14.50%	14.80%	14.40%	17.40%	19.20%
Total number of VOI sale transactions(4)	29,955	26,734	21,093	22,719	23,571
Average VOI sale price per transaction(5)	$16,771	$12,510	$10,490	$9,526	$9,712
Volume per guest(6)	$2,426	$1,848	$1,513	$1,655	$1,861

	As of December 31,
	2013	2012	2011	2010	2009
	($ in thousands)
Balance Sheet Data:
Cash and cash equivalents	$35,945	$21,061	$19,897	$27,329	$17,186
Mortgages and contracts receivable, net	405,454	312,932	283,302	245,287	263,556
Unsold Vacation Interests, net	298,110	315,867	256,805	190,564	203,225
Total assets:	1,301,195	993,008	833,219	680,751	672,118
Borrowings under line of credit agreements	—	—	—	—	393,954
Securitization notes and conduit facility, net	391,267	256,302	250,895	186,843	222,913
Senior secured notes, net of unamortized original issue discount	367,892	416,491	415,546	414,722	—
Notes payable	23,150	137,906	71,514	23,273	1,792
Total liabilities	$1,093,382	$1,091,607	$950,421	$807,998	$775,979

(1)	As of the end of each period.

(2)	Represents the number of sales presentations at our sales centers during the period presented.

(3)	Represents the percentage of VOI sales closed relative to the total number of sales presentations at our sales centers during the period presented.

(4)	Represents the number of VOI sale transactions during the period presented.

(5)	Represents the average purchase price (not in thousands) of VOIs sold during the period presented.

(6)	Represents VOI sales (not in thousands) divided by the total number of tours during the period presented.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

You should read the following discussion and analysis in conjunction with "Item 6. Selected Financial Data" and our consolidated financial statements and related notes in "Item 8. Financial Statements and Supplementary Data." The following discussion includes forward-looking statements about our business, financial condition and results of operations, including discussions about management’s expectations for our business. These statements represent projections, beliefs and expectations based on current circumstances and conditions and in light of recent events and trends, and you should not construe these statements either as assurances of performance or as promises of a given course of action. Instead, various known and unknown factors are likely to cause our actual performance and management’s actions to vary, and the results of these variances may be both material and adverse. See “Cautionary Statement Regarding Forward-Looking Statements” and "Item 1A. Risk Factors."
Overview

We are a global leader in the hospitality and vacation ownership industry, with an ownership base of more than 527,000 owner-families, or members, and a worldwide network of 307 destinations located in 33 countries, throughout the continental U.S., Hawaii, Canada, Mexico, the Caribbean, Central America, South America, Europe, Asia, Australia and Africa. Our resort network includes 93 resort properties with approximately 11,000 units that we manage and 210 affiliated resorts and four cruise itineraries (as of December 31, 2013), which we do not manage and do not carry our brand, but are a part of our network and are available for our members to use as vacation destinations. For financial reporting purposes, our business consists of two segments: Hospitality and Management Services, which is comprised of our hospitality and management services operations, including our operations related to the management of our resort properties, the seven Collections and the Clubs, and Vacation Interest Sales and Financing, which is comprised of our marketing and sales of VOIs and the consumer financing of purchases of VOIs.
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
IPO and Related Transactions
On July 24, 2013, we closed the IPO of an aggregate of 17,825,000 shares of our common stock at the IPO price of $14.00 per share. In the IPO, we sold 16,100,000 shares of our common stock and CDP, in its capacity as a selling stockholder, sold 1,725,000 shares of our common stock. The net proceeds to us were $204.3 million after deducting all offering expenses.
On July 24, 2013, we completed the PMR Service Companies Acquisition and acquired management agreements for certain resorts from the PMR Service Companies for an aggregate cash purchase price of $47.4 million. See "Item 1. Business—Our Strategic Acquisitions" and "Note 24—Business Combinations" of our consolidated financial statements included elsewhere in this annual report for further detail on the PMR Service Companies Acquisition.
On July 24, 2013, (i) we repaid all outstanding indebtedness under the Tempus Acquisition Loan in the amount of $46.7 million, along with $0.6 million in accrued interest and $2.7 million in exit fees and other fees, using the proceeds from the IPO, and (ii) we repaid all outstanding indebtedness under the PMR Acquisition Loan in the amount of $58.3 million, along with $0.8 million in accrued interest and $3.1 million in exit fees and other fees, using the proceeds from the IPO. See "Liquidity and Capital Resources" for the definition of and more detail regarding these borrowings.
On July 24, 2013, we completed the Island One Acquisition and acquired all of the equity interests of the Island One Companies in exchange for 5,236,251 shares of common stock. These shares represented an aggregate purchase price of $73.3 million based on the IPO price of $14.00 per share. In this transaction, we acquired management contracts, unsold VOIs, a portfolio of consumer loans and other assets owned by the Island One Companies, adding eight additional managed resorts in Florida to our resort network and more owner-families to our ownership base. Prior to the closing of the Island One Acquisition, we had provided sales and marketing services and HOA management oversight services to Island One, Inc. See "Note 24—Business Combinations" of our consolidated financial statements included elsewhere in this annual report for further detail on the Island One Acquisition.
On August 23, 2013, we completed a tender offer to repurchase our Senior Secured Notes in an aggregate principal amount of $50.6 million using proceeds from the IPO (the "Tender Offer"), as required by the Notes Indenture in the event of an IPO. Holders that validly tendered their Senior Secured Notes received $1,120 per $1,000 principal amount of Senior Secured Notes, plus accrued and unpaid interest to (but excluding) the date of purchase.
On September 11, 2013, we entered into the $25.0 million Revolving Credit Facility with an affiliate of Credit Suisse AG, acting as administrative agent for a group of lenders. The Revolving Credit Facility provides that, subject to customary borrowing conditions, we may, from time to time prior to the fourth anniversary of the effective date of the Revolving Credit Facility, borrow, repay and re-borrow loans in an aggregate amount outstanding at any time not to exceed $25.0 million, and borrowings under the Revolving Credit Facility bear interest, at our option, at a variable rate equal to the sum of LIBOR plus 4.0% per annum or an adjusted base rate plus 3% per annum. See Liquidity and Capital Resources—Indebtedness—Revolving Credit Facility" for additional detail.
On September 27, 2013, we paid approximately $10.3 million to repurchase warrants to purchase shares of common stock of DRC, and, substantially concurrently therewith, we borrowed approximately $15.0 million under the Revolving Credit Facility. On October 25, 2013, we paid off in full the $15.0 million then-outstanding principal balance under the Revolving Credit Facility using the proceeds from borrowings under the Conduit Facility.

Critical Accounting Policies and Use of Estimates
The discussion of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates and assumptions, including those related to revenue, bad debts and income taxes. These estimates are based on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of our analysis form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and the impact of such differences may be material to our consolidated financial statements.
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
Vacation Interest Sales Revenue Recognition
With respect to our recognition of revenue from VOI sales, we follow the guidelines included in ASC 978. Under ASC 978, Vacation Interest sales revenue is divided into separate components that include the revenue earned on the sale of the VOI and the revenue earned on the sales incentives given to the customer as motivation to purchase the VOI. Each component is treated as a separate transaction but both are recorded in Vacation Interest sales line of our statement of operations and comprehensive income. In order to recognize revenue on the sale of VOIs, ASC 978 requires a demonstration of a buyer's commitment (generally a cash payment of 10% of the purchase price plus the value of any sales incentives provided). A buyer's down payment and subsequent mortgage payments are adequate to demonstrate a commitment to pay for the VOI once 10% of the purchase price plus the value of the incentives provided to consummate a VOI transaction has been covered. We recognize sales of VOIs on an accrual basis after (i) a binding sales contract has been executed; (ii) the buyer has adequately demonstrated a commitment to pay for the VOI; (iii) the rescission period required under applicable law has expired; (iv) collectability of the receivable representing the remainder of the sales price is reasonably assured; and (v) we have completed substantially all of our obligations with respect to any development related to the real estate sold (i.e., construction has been substantially completed and certain minimum project sales levels have been met). If the buyer's commitment has not met ASC 978 guidelines, the VOI sales revenue and related Vacation Interest cost of sales and direct selling costs are deferred and recognized under the installment method until the buyer's commitment is satisfied, at which time the remaining amount of the sale is recognized. The net deferred revenue is recorded as a reduction to mortgages and contracts receivable on our balance sheet. Under ASC 978, the provision for uncollectible Vacation Interest sales revenue is recorded as a reduction of Vacation Interest sales revenue.
Vacation Interest Cost of Sales
We record Vacation Interest cost of sales using the relative sales value method in accordance with ASC 978. This method, which was originally designed for developers of timeshare resorts, requires us to make a number of projections and estimates which are subject to significant uncertainty. In order to determine the amounts that must be expensed for each dollar of Vacation Interest sales with respect to a particular project, we are required to prepare a forecast of sales and certain costs for the entire project's life cycle. These forecasts require us to estimate, among other things, the costs to acquire (or, if applicable, build) additional VOIs, the total revenues expected to be earned on the project (including estimations of sales price per point and the aggregate number of points to be sold), the proper provision for uncollectible Vacation Interest sales revenue and sales incentives, and the projected future cost and volume of recoveries of VOIs. Then, these costs as a percentage of Vacation Interest sales revenue are determined and that percentage is applied retroactively to all prior sales and is applied to sales within the current period and future periods with respect to a particular project. These projections are reviewed on a regular basis, and the relevant estimates used in the projections are revised (if necessary) based upon historical results and management's new estimates. We require a seasoning of pricing strategy changes before such changes fully affect the projection, which generally occurs over a six month period. If any estimates are revised, we are required to adjust our Vacation Interest cost of sales using the revised estimates, and the entire adjustment required to correct Vacation Interest cost of sales over the life of the project to date is taken in the period in which the estimates are revised. Accordingly, small changes in any of the numerous estimates in the model can have a significant financial statement impact, both positively and negatively, because of the retroactive adjustment required by ASC 978. See “Unsold Vacation Interests, net” below for further detail, and see “Liquidity and Capital Resources—Indebtedness—Senior Secured Notes” for a discussion of the potential effects of such retroactive adjustments.
Mortgages and Contracts Receivable and Allowance for Loan and Contract Losses
We account for mortgages (for the financing of previously sold intervals) and contracts receivable (for the financing of points) under ASC 310, "Receivables" ("ASC 310").
Mortgages and contracts receivable that we originate or acquire are recorded net of (i) deferred loan and contract costs, (ii) the discount or premium on the acquired mortgage pool and (iii) the related allowance for loan and contract losses. Loan and contract origination costs incurred in connection with providing financing for VOIs are capitalized and amortized over the term of the related mortgages or contracts receivable as an adjustment to interest revenue using the effective interest method. Because we currently sell VOIs only in the form of points, we originate contracts receivables and are not currently originating any new mortgages. We record a sales provision for estimated mortgage and contracts receivable losses as a reduction to Vacation Interest sales revenue. This provision is calculated as projected gross losses for originated mortgages and contracts receivable, taking into account estimated VOI recoveries. If actual mortgage and contracts receivable losses differ materially from these estimates, our future results of operations may be adversely impacted.

We apply our historical default percentages based on credit scores of the individual customers to our originated and acquired mortgage and contracts receivable population and evaluate other factors such as economic conditions, industry trends, defaults and past due agings to analyze the adequacy of the allowance. Any adjustments to the allowance for mortgage and contracts receivable loss are recorded within Vacation Interest sales revenue.
We charge off mortgages and contracts receivable upon the earliest of (i) the completion of cancellation or foreclosure proceedings or (ii) the customer's account becoming over 180 days delinquent. Once a customer has made six timely payments following the event leading to the charge-off, the charge-off is reversed. A default in a customer's initial payment results in a rescission of the sale. All collection and foreclosure costs are expensed as incurred.
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

In North America, we capitalize all maintenance fees and assessments paid to the HOAs and the Collections related to the inventory recovery agreements into unsold Vacation Interests, net for the first two years of a member's maintenance fee delinquency. Following this two-year period, all assessments and maintenance fees paid under these agreements are expensed in Vacation Interest carrying cost, net. No entry is recorded upon the recovery of the delinquent inventory.

In Europe, we enter into informal inventory recovery arrangements similar to those in North America with the majority of the HOAs and the European Collection. Accordingly, we capitalize all maintenance fees and assessments paid to the HOAs and the European Collection related to the inventory recovery arrangements into due from related parties-net for the first two years of a member's maintenance fee delinquency. Once the delinquent inventory is recovered, we reclassify the amounts capitalized in due from related parties, net to unsold Vacation Interests, net. Following the two-year period, all assessments and maintenance fees paid under these arrangements are expensed in Vacation Interest carrying cost, net.
Income Taxes
We are subject to income taxes in the U.S. (including federal and state) and numerous foreign jurisdictions in which we operate. We record income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and attributable to operating loss and tax credit carry forwards. Accounting standards regarding income taxes require a reduction of the carrying amounts of deferred tax assets by a valuation allowance, if based on the available evidence it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically based on a more-likely-than-not realization threshold. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the reversal of existing taxable temporary differences, the duration of statutory carry-forward periods, our experience with operating loss and tax credit carry forwards not expiring unused, and tax planning alternatives.

We recorded a deferred tax asset for our net operating losses, a portion of which the use is subject to limitations. As a result of uncertainties regarding our ability to utilize such net operating loss carry forwards, we maintain a valuation allowance against the deferred tax assets attributable to these net operating losses.
Accounting standards regarding uncertainty in income taxes provide a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on examination, based solely on the technical merits. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being sustained on examination. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.

Stock-based Compensation Expense
We account for the stock-based compensation issued to our employees in accordance with ASC 718, "Compensation - Stock Compensation" ("ASC 718"). For a stock-based award with service-only vesting conditions, we measure compensation expense at fair value on the grant date and recognize this expense in the statements of operations and comprehensive income (loss) over the vesting period during which our grantees provide service in exchange for the award.
We account for stock-based compensation issued to employees and independent contractors of HM&C and Mr. Kraff (the "Non-Employees," and the stock-based compensation issued to such individuals, the "Non-Employee Grants") in accordance with ASC 505-50, "Equity-Based Payments to Non-Employees." Pursuant to the HM&C Agreement, HM&C provides certain services to us, including the services of Messrs. Cloobeck, Palmer, Bentley, Lanznar and approximately 54 other employees.
The fair value of the Non-Employee Grants is measured by using the stock price and other measurement assumptions as of the date at the earlier of: (i) a commitment for performance by the grantees has been reached; or (ii) the performance by the grantees is complete. Accordingly, these grants are re-measured at each balance sheet date as additional services are performed.
Significant estimates were used by us to estimate compensation expense related to stock options issued by us to our employees and Non-Employees under the Diamond Resorts International, Inc. 2013 Incentive Compensation Plan. We utilize the Black-Scholes option-pricing model to estimate the fair value of the stock options granted. Some of the assumptions that require significant estimates are: (i) expected volatility, which was calculated based on the historical volatility of the stock prices for a group of identified peer companies for the expected term of the stock options granted (which is significantly greater than the volatility of the S&P 500® index as a whole during the same period) due to our lack of historical stock trading prices; (ii) average expected option life, which represents the period of time the stock options are expected to be outstanding at the issuance date based on management’s estimate; and (iii) annual forfeiture rate, which represents a portion of the grants expected to expire prior to vesting due to employee terminations.

In accordance with SEC Staff Accounting Bulletins Topic 14, we record stock-based compensation to the same line item on the statement of operations and comprehensive income as the grantees' cash compensation. In addition, we record stock-based compensation to the same business segment on the statement of operations and comprehensive income as the grantees' cash compensation for segment reporting purposes in accordance with ASC 280, "Segment Reporting."

Segment Reporting
For financial reporting purposes, we present our results of operations and financial condition in two business segments. The first business segment is Hospitality and Management Services, which includes our operations related to the management of resort properties and the Collections, revenue from our operation of the Clubs and the provision of other services. The second business segment, Vacation Interest Sales and Financing, includes our operations relating to the marketing and sales of our VOIs, as well as our consumer financing activities related to such sales. While certain line items reflected on our statement of operations and comprehensive income fall completely into one of these business segments, other line items relate to revenues or expenses which are applicable to both segments. For line items that are applicable to both segments, revenues or expenses are allocated by management as described under “Key Revenue and Expense Items,” which involves significant estimates. Certain expense items (principally corporate interest expense and depreciation and amortization) are not, in management's view, allocable to either of these business segments as they apply to the entire Company. In addition, general and administrative expenses are not allocated to either of our business segments because historically management has not allocated these expenses (which excludes Hospitality and Management Services related overhead that is allocated to the HOAs and Collections) for purposes of evaluating our different operational divisions. Accordingly, these expenses are presented under Corporate and Other.
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

Key Revenue and Expense Items
Management and Member Services Revenue
Management and member services revenue includes resort management fees charged to the HOAs and Collections, as well as revenues from our operation of the Clubs. These revenues are recorded and recognized as follows:

•
Management fee revenues are recognized in accordance with the terms of our management contracts. Under our management agreements, we collect management fees from the HOAs and Collections, which are recognized as revenue ratably throughout the year as earned. All of these revenues are allocated to our Hospitality and Management Services business segment. The management fees we earn are included in HOAs' and Collections' operating budgets which, in turn, are used to establish the annual maintenance fees owed by each owner of VOIs.

•
We charge an annual fee for membership in each of the Clubs. In addition to annual dues associated with the Clubs, we earn revenue associated with customer conversions into THE Club, which involve the payment of a one-time fee by interval owners who wish to retain their intervals but also participate in THE Club. We have also earned revenue associated with the legacy owners of deeded intervals at resorts that we acquired in our strategic acquisitions exchanging their intervals for membership in the Clubs, which requires these owners to pay the annual fees associated with Club membership, and we generally encourage holders of these deeded intervals to exchange their intervals for memberships in the Clubs. We also earn reservation protection plan revenue, which is an optional fee paid by customers when making a reservation to protect their points should they need to cancel their reservation, and through our provision of travel-related services and other affinity programs.

Management and member services revenue also included commissions received under the fee-for-service agreements that we had with Island One, Inc. from July 2011 until the consummation of the Island One Acquisition in July 2013.
All of these revenues are allocated to our Hospitality and Management Services business segment.
Consolidated Resort Operations Revenue
Consolidated resort operations revenue consists of the following:

•
We function as an HOA for our properties located in St. Maarten. Consolidated resort operations revenue includes the maintenance fees billed to owners and the Collections in connection with the St. Maarten resorts, which are recognized ratably over the year. In addition, the owners are billed for capital project assessments to repair and replace the amenities of these resorts, as well as assessments to reserve the potential out-of-pocket deductibles for hurricanes and other natural disasters. These assessments are deferred until the refurbishment activity occurs, at which time the amounts collected are recognized as consolidated resort operations revenue, with offsetting expense recorded under consolidated resort operations expense. See “Consolidated Resort Operations Expense” below for further detail. All operating revenues and expenses associated with these properties are consolidated within our financial statements, except for intercompany transactions, such as maintenance fees for our owned inventory as well as management fees for our owned inventory, which are eliminated. Our revenue associated with these properties has historically constituted a majority of our Consolidated Resort Operations Revenue.

•	We also receive:

•	food and beverage revenue at certain resorts whose restaurants we own and operate;

•	lease revenue from third parties to which we outsource the management of our golf course and food and beverage operations at certain resorts;

•	revenue from providing cable, telephone and technology services to HOAs; and

•	other incidental revenues generated at the venues we own and operate, including retail and gift shops, spa services, safe rentals and ticket sales.

Through December 31, 2013, consolidated resort operations revenue also included greens fees and equipment rental fees at certain golf courses owned and operated by us at certain resorts prior to our outsourcing of the management of these golf courses.
All of these revenues are allocated to our Hospitality and Management Services business segment.

Vacation Interest Sales Revenue, Net
Vacation Interest sales revenue, net, is comprised of Vacation Interest sales, net of a provision for uncollectible Vacation Interest sales revenue. Vacation interest sales consist of revenue from the sale of points, which can be utilized for vacations at any of the resorts in our network for varying lengths of stay, net of an amount equal to the expense associated with certain sales incentives. A variety of sales incentives are routinely provided as sales tools. Sales centers have predetermined budgets for sales incentives and manage the use of incentives accordingly. A provision for uncollectible Vacation Interest sales revenue is recorded upon completion of each financed sale. The provision is calculated based on historical default experience associated with the customer's FICO score. Additionally, we analyze our allowance for loan and contract losses quarterly and make adjustments based on current trends in consumer loan delinquencies and defaults and other criteria, if necessary. Since late 2007, we have sold VOIs primarily in the form of points. All of our Vacation Interest sales revenue, net, is allocated to our Vacation Interest Sales and Financing business segment.
Interest Revenue
Our interest revenue consists primarily of interest earned on consumer loans. Interest earned on consumer loans is accrued based on the contractual provisions of the loan documents. Interest accruals on consumer loans are suspended at the earliest of (i) a default in the consumer's first payment on the loan; (ii) the completion of cancellation or foreclosure proceedings; or (iii) the customer's account becoming over 180 days delinquent. If payments are received while a consumer loan is considered delinquent, interest is recognized on a cash basis. Interest accrual resumes once a customer has made six timely payments on the loan. All interest revenue is allocated to our Vacation Interest Sales and Financing business segment, with the exception of interest revenue earned on bank account balances, which is reported in Corporate and Other.
Other Revenue
Other revenue includes (i) collection fees paid by owners when they bring their maintenance fee accounts current after collection efforts have been made by us on behalf of the HOAs and Collections; (ii) closing costs paid by purchasers on sales of VOIs; (iii) revenue associated with certain sales incentives given to customers as motivation to purchase VOIs (in an amount equal to the expense associated with such sales incentives), which is recorded upon recognition of the related VOI sales revenue; (iv) late/impound fees assessed on consumer loans; (v) loan servicing fees earned for servicing third-party portfolios; (vi) commission revenue earned from certain third-party lenders that provide consumer financing for sales of our VOIs in Europe; and (vii) liquidation damage revenue recognized when customers' non-refundable deposits are forfeited upon the customers' failure to close on VOI transactions. Revenues associated with item (i) above are allocated to our Hospitality and Management Services business segment. Revenues associated with the remaining items above are allocated to our Vacation Interest Sales and Financing business segment.
Management and Member Services Expense
Substantially all direct expenses related to the provision of services to the HOAs (other than for our St. Maarten resorts, for which we function as the HOA) and the Collections are recovered through our management agreements, and consequently are not recorded as expenses. We pass through to the HOAs and the Collections certain overhead charges incurred to manage the resorts. In accordance with guidance included in ASC 605-45, “Revenue Recognition-Principal Agent Considerations,” reimbursements from the HOAs and the Collections relating to pass-through costs are recorded net of the related expenses. These expenses are allocated to our Hospitality and Management Services business segment.
Expenses associated with our operation of the Clubs include costs incurred for in-house and outsourced call centers, member benefits, annual membership fees paid to a third-party exchange company on behalf of each member of the Clubs and administrative expenses. These expenses are allocated to our Hospitality and Management Services business segment. From July 2011 until the closing of the Island One Acquisition, management and member services expenses also included costs incurred under the fee-for-service agreements with Island One, Inc. These agreements were terminated in conjunction with the Island One Acquisition. These expenses are allocated to our Hospitality and Management Services business segment.
Consolidated Resort Operations Expense
With respect to our St. Maarten resorts, we record expenses associated with housekeeping, front desk, maintenance, landscaping and other similar activities, which are recovered by the maintenance fees recorded in consolidated resort operations revenue. In addition, for our properties located in St. Maarten, we also bill the owners for capital project assessments to repair and replace the amenities of these resorts, as well as assessments to reserve for the potential out-of-pocket deductibles for hurricanes and other natural disasters. These assessments are deferred until the refurbishment activity occurs, at which time the amounts collected are recognized as consolidated resort operations revenue, with offsetting expense recorded under consolidated resort operations expense. Our expense associated with the St. Maarten properties has historically constituted a majority of our Consolidated Resort Operations expense. Furthermore, consolidated resort operations expense includes the costs related to food and beverage operations at certain resorts whose restaurants we operate directly. Similarly, the expenses of operating the golf courses, spas and retail and gift shops are included in consolidated resort operations expense. These expenses are allocated to our Hospitality and Management Services business segment.
Through December 31, 2013, consolidated resort operations expense also included costs at certain golf courses owned and operated by us at certain resorts prior to our outsourcing of the management of these golf courses.
Vacation Interest Cost of Sales
At the time we record Vacation Interest sales revenue, we record the related Vacation Interest cost of sales. See “Critical Accounting Policies and Use of Estimates—Vacation Interest Cost of Sales” for further explanation of the determination of this expense. All of these costs are allocated to our Vacation Interest Sales and Financing business segment.
Advertising, Sales and Marketing Costs
Advertising, sales and marketing costs are expensed as incurred, except for costs directly related to VOI sales that are not eligible for revenue recognition under ASC 978, as described under “—Critical Accounting Policies and Use of Estimates— Vacation Interest Sales Revenue Recognition,” which are deferred along with related revenue until the buyer's commitment requirements are satisfied. Advertising, sales and marketing costs are allocated to our Vacation Interest Sales and Financing business segment.
Vacation Interest Carrying Cost, Net
We are responsible for paying annual maintenance fees and reserves to the HOAs and the Collections on our unsold VOIs. Vacation Interest carrying cost, net, includes amounts paid for delinquent maintenance fees related to VOIs acquired pursuant to our inventory recovery agreements, except for amounts that are capitalized to unsold Vacation Interests, net. See "Unsold Vacation Interests, Net" above for further detail on capitalization criteria.
To offset our Vacation Interest carrying cost, we rent VOIs controlled by us to third parties on a short-term basis. We also generate revenue on sales of one-week rentals ("Sampler Packages") and mini-vacations, which allow prospective owners to sample a resort property. This revenue and the associated expenses are deferred until the vacation is used by the customer or the expiration date, whichever is earlier. Revenue from resort rentals, Sampler Packages and mini-vacations is recognized as a reduction to Vacation Interest carrying cost, with the exception of revenue from our European sampler product and a U.S. fixed-term product, with a duration of three to four years, which is treated as Vacation Interest sales revenue. In addition, we provide rental services on behalf of certain of our affiliated resorts for a commission and revenue from such services is recognized when earned. Vacation Interest carrying cost, net, is allocated to our Vacation Interest Sales and Financing business segment.
Loan Portfolio Expense
Loan portfolio expense includes payroll and administrative costs of our finance operations and credit card processing fees. These costs are expensed as incurred with the exception of contract receivable origination costs, which are capitalized and amortized over the term of the related contracts receivable as an adjustment to interest revenue using the effective interest method in accordance with guidelines issued under ASC 310. These expenses are allocated to our Vacation Interest Sales and Financing business segment, with the exception of a portion of expenses incurred by the in-house collections department, which are allocated to the Hospitality and Management Services business segment.
Other Operating Expenses
Other operating expenses include credit card fees incurred by us when customers remit down payments associated with a VOI purchase in the form of credit cards and also include certain sales incentives given to customers as motivation to purchase VOIs, all of which are expensed as the related Vacation Interest sales revenue is recognized. These expenses are allocated to our Vacation Interest Sales and Financing business segment.
General and Administrative Expense
General and administrative expense includes payroll and benefits, legal, audit and other professional services, costs related to mergers and acquisitions, travel costs, system-related costs and corporate facility expense. These expenses are not allocated to our business segments, but rather are reported under Corporate and Other.

Depreciation and Amortization
We record depreciation expense in connection with depreciable property and equipment we have purchased or acquired, including buildings and leasehold improvements, furniture and office equipment, land improvements and computer software and equipment. In addition, we record amortization expense on intangible assets with a finite life that we have acquired, including management contracts, member relationships, exchange clubs, distributor relationships and others. Depreciation and amortization expense is not allocated to our business segments, but rather is reported in Corporate and Other.
Interest Expense
Interest expense related to corporate-level indebtedness is reported in Corporate and Other. Interest expense related to our securitizations and consumer loan financings is allocated to our Vacation Interest Sales and Financing business segment.

Use of Special-Purpose Subsidiaries Related to Acquisitions
We have expanded our business in part through the acquisition of assets by wholly-owned special-purpose subsidiaries, including the ILX Acquisition, the Tempus Resorts Acquisition, the PMR Acquisition, the Aegean Blue Acquisition and the PMR Service Companies Acquisition. These transactions were structured such that we now hold the acquired assets, and have assumed certain related liabilities, through special-purpose subsidiaries. The respective lenders to each special-purpose subsidiary have recourse only to such entity and thus the specific assets that were acquired in each transaction. However, such indebtedness is included in our consolidated balance sheets. We may pursue other transactions that could use similar special-purpose entities in similar structures, and these entities may also be required to be consolidated on our financial statements.

Results of Operations
In comparing our results of operations between two periods, we sometimes refer to "same-store" results. When referring to same-store results of our Hospitality and Management Services segment, we are referring to the results relating to management contracts with resorts in effect during the entirety of the two applicable periods. When referring to same-store results of our Vacation Interest Sales and Financing segment, we are referring to the results relating to sales centers open during all of both of the applicable periods.
Comparison of the Year Ended December 31, 2013 to the Year Ended December 31, 2012

	Year ended December 31, 2013				Year ended December 31, 2012
	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total
	(In thousands)
Revenues:
Management and member services	$131,238	$—	$—	$131,238	$114,937	$—	$—	$114,937
Consolidated resort operations	35,512	—	—	35,512	33,756	—	—	33,756
Vacation Interest sales, net of provision $0, $44,670, $0, $44,670, $0, $25,457, $0 and $25,457, respectively	—	464,613	—	464,613	—	293,098	—	293,098
Interest	—	55,601	1,443	57,044	—	51,769	1,437	53,206
Other	8,673	32,708	—	41,381	4,595	24,076	—	28,671
Total revenues	175,423	552,922	1,443	729,788	153,288	368,943	1,437	523,668
Costs and Expenses:
Management and member services	37,907	—	—	37,907	35,330	—	—	35,330
Consolidated resort operations	34,333	—	—	34,333	30,311	—	—	30,311
Vacation Interest cost of sales	—	56,695	—	56,695	—	32,150	—	32,150
Advertising, sales and marketing	—	258,451	—	258,451	—	178,365	—	178,365
Vacation Interest carrying cost, net	—	41,347	—	41,347	—	36,363	—	36,363
Loan portfolio	1,111	8,520	—	9,631	858	8,628	—	9,486
Other operating	—	12,106	—	12,106	—	8,507	—	8,507
General and administrative	—	—	145,925	145,925	—	—	99,015	99,015
Depreciation and amortization	—	—	28,185	28,185	—	—	18,857	18,857
Interest expense	—	16,411	72,215	88,626	—	18,735	77,422	96,157
Loss on extinguishment of debt	—	—	15,604	15,604	—	—	—	—
Impairments and other write-offs	—	—	1,587	1,587	—	—	1,009	1,009
Gain on disposal of assets	—	—	(982)	(982)	—	—	(605)	(605)
Gain on bargain purchase from business combinations	—	—	(2,879)	(2,879)	—	—	(20,610)	(20,610)
Total costs and expenses	73,351	393,530	259,655	726,536	66,499	282,748	175,088	524,335
Income (loss) before provision (benefit) for income taxes	102,072	159,392	(258,212)	3,252	86,789	86,195	(173,651)	(667)
Provision (benefit) for income taxes	—	—	5,777	5,777	—	—	(14,310)	(14,310)
Net income (loss)	$102,072	$159,392	$(263,989)	$(2,525)	$86,789	$86,195	$(159,341)	$13,643

Revenues
Total revenues increased $206.1 million, or 39.4%, to $729.8 million for the year ended December 31, 2013 from $523.7 million for the year ended December 31, 2012. Total revenues in our Hospitality and Management Services segment grew by $22.1 million, or 14.4%, to $175.4 million for the year ended December 31, 2013 from $153.3 million for the year ended December 31, 2012. This growth was driven by the impact of a full year of the management agreements acquired from Pacific Monarch Resorts (acquired in May 2012), the PMR Service Companies and the Island One Companies (both acquired in July 2013), increases in operating costs at the resort level which generated higher same-store management fee revenue and increases in revenue from our Club operations. Total revenues in our Vacation Interest Sales and Financing segment increased $184.0 million, or 49.9%, to $552.9 million for the year ended December 31, 2013 from $368.9 million for the year ended December 31, 2012. The increase was attributable primarily to the increase in Vacation Interest sales, net, interest and other revenue. Revenues in our Corporate and Other segment were $1.4 million for the year ended December 31, 2013 and $1.4 million for the year ended December 31, 2012.
Management and Member Services. Total management and member services revenue, which is recorded in our Hospitality and Management Services segment, increased $16.3 million, or 14.2%, to $131.2 million for the year ended December 31, 2013 from $114.9 million for the year ended December 31, 2012. Management fees increased as a result of the full year management of the resorts covered by the management agreements acquired from Pacific Monarch Resorts (completed in May 2012), the Island One Companies and the PMR Service Companies (both completed in July 2013) for the year ended December 31, 2013. We also experienced higher revenue from our club operations due to increased membership dues, higher collection rate and higher membership count in the year ended December 31, 2013 compared to the year ended December 31, 2012. We had a total of approximately 200,000 and 170,000 members in the Clubs as of December 31, 2013 and 2012, respectively. These increases were partially offset by the reduction in commissions earned on the fee-for-service management agreements with Island One, Inc., which were terminated in conjunction with the Island One Acquisition on July 24, 2013.
Consolidated Resort Operations. Consolidated resort operations revenue, which is recorded in our Hospitality and Management Services segment, increased $1.8 million, or 5.2%, to $35.5 million for the year ended December 31, 2013 from $33.8 million for the year ended December 31, 2012, primarily due to retail ticket sales and food and beverage operations acquired in the Island One Acquisition and higher food and beverage revenues at certain other restaurants that we own and manage.
Vacation Interest Sales, Net. Vacation Interest sales, net, in our Vacation Interest Sales and Financing segment increased $171.5 million, or 58.5%, to $464.6 million for the year ended December 31, 2013 from $293.1 million for the year ended December 31, 2012. The increase in Vacation Interest sales, net, was attributable to a $190.7 million increase in Vacation Interest sales revenue, partially offset by a $19.2 million increase in our provision for uncollectible Vacation Interest sales revenue.
The $190.7 million increase in Vacation Interest sales revenue during the year ended December 31, 2013 compared to the year ended December 31, 2012 was generated by sales growth on a same-store basis from 47 sales centers due to an increase in the number of transactions and a higher average sales price per transaction, as well as the revenue contribution from our sales centers acquired pursuant to the Island One Acquisition. During the second half of 2013, we closed three low performing off-site sales centers, which we believe will enable us to increase sales efficiencies. Our total number of tours increased to 207,075 for the year ended December 31, 2013 from 180,981 for the year ended December 31, 2012, primarily due to the expansion of our lead-generation and marketing programs. We closed a total of 29,955 VOI sales transactions during the year ended December 31, 2013, compared to 26,734 transactions during the year ended December 31, 2012. Our closing percentage (which represents the percentage of VOI sales closed relative to the total number of sales presentations (tours) at our sales centers during the period presented) decreased slightly to 14.5% for the year ended December 31, 2013 from 14.8% for the year ended December 31, 2012 as a result of an increase in focus on sales presentations to new customers which generally result in a lower closing percentage compared to presentations to existing owners. VOI sales price per transaction increased to $16,771 for the year ended December 31, 2013 from $12,510 for the year ended December 31, 2012 due principally to a change in our selling strategy which focused on selling larger point packages and the success of the sales and marketing initiatives implemented in furtherance of this strategy.
Sales incentives increased $1.8 million, or 18.8%, to $11.1 million for the year ended December 31, 2013 from $9.4 million for the year ended December 31, 2012. As a percentage of gross Vacation Interest sales revenue, sales incentives were 2.2% for the year ended December 31, 2013, compared to 2.9% for the year ended December 31, 2012. The amount we record as sales incentives in each reporting period is reduced by an estimate of the amount of such sales incentives that we do not expect customers to redeem, and, accordingly, the amount of such estimate is included in our Vacation Interest sales revenue. During the first half of 2013, however, we completed the process of collecting adequate data regarding historical usage of our sales incentives provided under a program implemented in December 2011. Accordingly, during the six months ended June 30, 2013, the amount we recorded as sales incentives was reduced, and our Vacation Interest sales revenue was increased, by $3.2 million relating to the expiration, and expected future expiration, of sales incentives we provided to customers prior to the six months ended June 30, 2013. No such reduction of sales incentives relating to prior periods was recorded for the six months ended December 31, 2013 or the year ended December 31, 2012. Excluding the $3.2 million reduction, sales incentives as a percentage of gross Vacation Interest sales revenue were 2.8% for the year ended December 31, 2013 compared to 2.9% for the year ended December 31, 2012.
Provision for uncollectible Vacation Interest sales revenue increased $19.2 million, or 75.5%, to $44.7 million for the year ended December 31, 2013 from $25.5 million for the year ended December 31, 2012, primarily due to the increase in Vacation

Interest sales revenue and an increase in the percentage of financed Vacation Interest sales for the year ended December 31, 2013 as compared to the year ended December 31, 2012. Provision for uncollectible Vacation Interest sales revenue as a percentage of Vacation Interest sales revenue increased to 8.8% in the year ended December 31, 2013 from 8.0% in the year ended December 31, 2012.
Interest Revenue. Interest revenue increased $3.8 million, or 7.2%, to $57.0 million for the year ended December 31, 2013 from $53.2 million for the year ended December 31, 2012. The increase was attributable to our Vacation Interest Sales and Financing segment, and was comprised of a $4.2 million increase resulting from larger outstanding loan balances in the mortgages and contracts receivable portfolio, partially offset by a decrease of $0.4 million attributable to a reduction in the weighted average interest rate in the portfolio.
 Other Revenue. Other revenue increased $12.7 million, or 44.3%, to $41.4 million for the year ended December 31, 2013 from $28.7 million for the year ended December 31, 2012.
Other revenue in our Hospitality and Management Services segment increased $4.1 million, or 88.7%, to $8.7 million for the year ended December 31, 2013 from $4.6 million for the year ended December 31, 2012. This increase was primarily attributable to $2.9 million in insurance proceeds received related to settlement agreements reached with insurance carriers during the year ended December 31, 2013. We received $1.7 million in insurance proceeds related to property damage at one of our resorts, $0.5 million in insurance proceeds related to the reimbursement of defense costs incurred in connection with the Alter Ego Suit and $0.7 million in insurance proceeds in connection with the Hawaii Water Intrusion case. See "Item 3. Legal Proceedings" for further detail on these two cases. In addition, collection fee revenue increased $0.8 million due to the inclusion of operations acquired in the PMR Acquisition for the full year ended December 31, 2013, as compared to only a portion of the year ended December 31, 2012.
Other revenue in our Vacation Interest Sales and Financing segment increased $8.6 million, or 35.9%, to $32.7 million for the year ended December 31, 2013 from $24.1 million for the year ended December 31, 2012. We recorded higher closing fee revenue resulting from the increase in the number of VOI transactions closed, higher loan servicing revenue on portfolios acquired in connection with the PMR Acquisition and higher commission revenue on consumer financing transactions in Europe completed through third parties. In addition, non-cash incentives increased $2.9 million to $9.3 million for the year ended December 31, 2013 from $6.4 million for the year ended December 31, 2012. The increase was primarily due to higher gross Vacation Interest sales revenue, partially offset by a reduction of sales incentives recorded for the six months ended June 30, 2013 resulting from the expiration, and expected future expiration, of sales incentives we provided to customers. As a percentage of gross Vacation Interest sales revenue, non-cash incentives were 1.8% for the year ended December 31, 2013, as compared to 2.0% for the year ended December 31, 2012.

Costs and Expenses
Total costs and expenses increased $202.2 million, or 38.6%, to $726.5 million for the year ended December 31, 2013 from $524.3 million for the year ended December 31, 2012.
Non-cash charges for the year ended December 31, 2013 related to stock-based compensation of $40.5 million; a charge of $10.5 million related to the final settlement of the Alter Ego Suit ($5.0 million of which was cash and $5.5 million of which represented the carrying value of our interest in certain Mexican land transferred to the plaintiff); a charge of $15.6 million ($8.1 million of which was cash) related to the early extinguishment of debt which was repaid with proceeds from the IPO in July 2013; and a gain on bargain purchase from business combinations of $2.9 million. These charges and adjustments totaled $63.7 million in the year ended December 31, 2013.
Non-cash charges for the year ended December 31, 2012 related to stock-based compensation of $3.3 million, a gain on bargain purchase from business combinations of $20.6 million and a $5.0 million charge associated with the termination of consultants who were previously executives of an acquired company (the “Executive Termination”). These charges and adjustments totaled $12.3 million in the year ended December 31, 2012.
Management and Member Services Expense. Management and member services expense, which is recorded in our Hospitality and Management Services segment, increased $2.6 million, or 7.3%, to $37.9 million for the year ended December 31, 2013 from $35.3 million for the year ended December 31, 2012. The increase was primarily attributable to higher operating expense associated with higher club member count and higher operating costs at the resorts for which we act as the HOA. The above increases were partially offset by a reduction in the costs incurred under the fee-for-service agreements with Island One, Inc. that terminated in conjunction with the Island One Acquisition and an increase in the absorption of certain expenses by the HOAs that we manage. Management and member services expense as a percentage of management and member services revenue decreased to 28.9% for the year ended December 31, 2013 from 30.7% for the year ended December 31, 2012.

Consolidated Resort Operations Expense. Consolidated resort operations expense, which is recorded in our Hospitality and Management Services segment, increased $4.0 million, or 13.3%, to $34.3 million for the year ended December 31, 2013 from $30.3 million for the year ended December 31, 2012. Consolidated resort operations expense as a percentage of consolidated resort operations revenue increased 6.9% to 96.7% for the year ended December 31, 2013 from 89.8% for the year ended December 31, 2012. This increase was primarily due to an increase in expenses related to retail ticket sales and food and beverage operations acquired in the Island One Acquisition and higher food and beverage expenses at certain other restaurants that we own and manage. In addition, we recorded a non-cash defined benefit plan charge related to a collective labor agreement entered into with the employees of our two resorts in St. Maarten, where we function as the HOA. See "Note 25—Employee Benefit Plans" of our consolidated financial statements included elsewhere in this report.
Vacation Interest Cost of Sales. Vacation Interest cost of sales, which is recorded in our Vacation Interest Sales and Financing segment, increased $24.5 million, or 76.3%, to $56.7 million for the year ended December 31, 2013 from $32.2 million for the year ended December 31, 2012. Of this increase, $18.8 million was due to an increase in Vacation Interest sales revenue for the year ended December 31, 2013 as compared to the year ended December 31, 2012. The remaining increase of $5.7 million resulted from the impact on estimates under the relative sales value method of (i) the inclusion of the inventory purchased in the PMR Acquisition in 2012 and (ii) a smaller pool of low-cost inventory becoming eligible for recovery and capitalization pursuant to our inventory recovery agreements during the year end December 31, 2013, as compared to the year ended December 31, 2012. The inventory purchased in the PMR Acquisition reduced the cost of sales for the year ended December 31, 2012 as the inventory had a lower cost basis than the average cost basis across our then existing inventory. The increase to cost of sales was compounded as a smaller pool of inventory became available for recovery and capitalization pursuant to our inventory recovery agreements during the year ended December 31, 2013. Vacation Interest cost of sales as a percentage of Vacation Interest sales, net increased to 12.2% for the year ended December 31, 2013 from 10.9% for the year ended December 31, 2012. See "Critical Accounting Policies and Use of Estimates—Vacation Interest Cost of Sales" for additional information regarding the relative sales value method.
Advertising, Sales and Marketing. Advertising, sales and marketing costs, which is recorded in our Vacation Interest Sales and Financing segment, increased $80.1 million, or 44.9%, to $258.5 million for the year ended December 31, 2013 from $178.4 million for the year ended December 31, 2012. This increase was mainly attributable to the increase in Vacation Interest sales during the year ended December 31, 2013 as compared to the year ended December 31, 2012 a charge of $2.1 million for stock-based compensation related to option grants made at the time of the IPO. See "Note 21—Stock-Based Compensation" of our consolidated financial statements included elsewhere in this report and "—General and Administrative Expense" below for further detail on these stock options. As a percentage of Vacation Interest sales revenue, advertising, sales and marketing costs were 50.7% for the year ended December 31, 2013, compared to 56.0% for the year ended December 31, 2012.
Without the $2.1 million non-cash stock-based compensation charge, advertising, sales and marketing as a percentage of gross Vacation Interest sales revenue would have been 50.3% for the year ended December 31, 2013, a decrease of 5.7 percentage points compared to 56.0% for the year ended December 31, 2012. The decrease of such costs as a percentage of Vacation Interest sales revenue was primarily due to improved absorption of fixed costs through increased sales efficiencies.
Vacation Interest Carrying Cost, Net. Net Vacation Interest carrying cost, which is recorded in our Vacation Interest Sales and Financing segment, increased $5.0 million, or 13.7%, to $41.3 million for the year ended December 31, 2013 from $36.4 million for the year ended December 31, 2012. This increase was due to additional maintenance fees expense incurred related to the inventory acquired in the Island One Acquisition and recovered inventory pursuant to our inventory recovery agreements during the year ended December 31, 2013 as compared to the year ended December 31, 2012. In addition, we recorded higher operating expenses as a result of higher rental activity. These increases were partially offset by an increase in rental revenue and revenue from Sampler Packages, which reduced carrying costs. The increase in rental revenue was due to more occupied room nights and higher average daily rate. The increase in revenue from Sampler Packages was due to increases in the number of Sampler Packages sold and in the average price of Sampler Packages.
Loan Portfolio Expense. Loan portfolio expense increased $0.1 million, or 1.5%, to $9.6 million for the year ended December 31, 2013 from $9.5 million for the year ended December 31, 2012.
Other Operating Expense. Other operating expense related to our Vacation Interest Sales and Financing segment increased $3.6 million, or 42.3%, to $12.1 million for the year ended December 31, 2013 from $8.5 million for the year ended December 31, 2012. Non-cash incentives increased $2.9 million to $9.3 million for the year ended December 31, 2013 from $6.4 million for the year ended December 31, 2012. The increase was primarily due to higher gross Vacation Interest sales revenue, partially offset by a reduction of sales incentives recorded for the six months ended June 30, 2013 resulting from the expiration, and expected future expiration, of sales incentives we provided to customers. Non-cash incentives as a percentage of gross Vacation Interest sales revenue were 1.8% for the year ended December 31, 2013 as compared to 2.0% for the year ended December 31, 2012.

General and Administrative Expense. General and administrative expense, which is recorded under Corporate and Other, increased $46.9 million, or 47.4%, to $145.9 million for the year ended December 31, 2013 from $99.0 million for the year ended December 31, 2012. General and administrative expense included non-cash charges related to stock based compensation of $37.0 million for the year ended December 31, 2013 and $3.3 million for the year ended December 31, 2012. The $37.0 million non-cash stock-based compensation charge related to option grants made at the time of the IPO, which was recognized during the year ended December 31, 2013. In the year ended December 31, 2013, there was a charge of $10.5 million ($5.0 million of which was cash) related to the final settlement of the Alter Ego Suit. In the year ended December 31, 2012, there was a charge of $5.0 million related to the Executive Termination. Excluding these non-cash and other charges, general and administrative expense would have increased 8.5% for the year ended December 31, 2013, as compared to the year ended December 31, 2012. The increase in general and administrative expense year-over-year, to the extent not attributable to the non-cash and other charges, was primarily due to additional costs incurred in connection with the operation of the resorts acquired in the PMR Acquisition for a full year, and the Island One Acquisition and the PMR Service Companies acquisition for a portion of the year ended December 31, 2013. See "Item 3. Legal Proceedings" for more detail on the Alter Ego Suit.
On July 18, 2013, DRII issued fully vested stock options exercisable for 3.8 million shares of common stock to the former holders of restricted Class B common units (the "BCUs") of DRP in part to maintain the incentive value intended when we originally issued the BCUs to these individuals and to provide an incentive for such individuals to continue providing services to us. Of the total $37.0 million stock-based compensation charge recorded during the year ended December 31, 2013, $31.2 million is related to these options.
In addition, on July 18, 2013, in connection with the IPO, and on November 5, 2013, DRII issued stock options exercisable for 2.7 million and 0.2 million shares, respectively, of common stock to certain of its employees and employees of HM&C that provide services to DRII. Of the total stock-based compensation charge during the year ended December 31, 2013, $5.5 million is related to these options. These options were vested with respect to 25% of the shares of common stock on the grant date, and the options vest with respect to the remaining 75% of the shares of common stock equally on each of the next three anniversary dates. See "Note 20—Equity Transactions" and "Note 21—Stock-Based Compensation" of our consolidated financial statements included elsewhere in this report for additional information on the BCUs of DRP and stock options issued by DRII.
Depreciation and Amortization. Depreciation and amortization, which is recorded under Corporate and Other, increased $9.3 million, or 49.5%, to $28.2 million for the year ended December 31, 2013 from $18.9 million for the year ended December 31, 2012. This increase was primarily attributable to the addition of depreciable and amortizable assets in connection with the Island One Acquisition and the PMR Service Companies Acquisition (both completed in July 2013) and a full year of depreciation and amortization recorded for the year ended December 31, 2013 related to the assets acquired in the PMR Acquisition, as compared to only a portion of the year ended December 31, 2012. In addition, the expansion of our global headquarters in late 2012, renovation projects at certain sales centers and information technology related projects (all of which were completed in 2013) contributed to the increase.
Interest Expense. Interest expense, which is recorded in Corporate and Other and the Vacation Interest Sales and Financing segment, decreased $7.5 million, or 7.8%, to $88.6 million for the year ended December 31, 2013 from $96.2 million for the year ended December 31, 2012.
Interest expense recorded in our Corporate and Other segment decreased $5.2 million, or 6.7%, to $72.2 million for the year ended December 31, 2013 from $77.4 million for the year ended December 31, 2012. Cash and debt issuance cost amortization relating to the Senior Secured Notes was $1.9 million lower for the year ended December 31, 2013 due to the consummation of the Tender Offer, which resulted in the repurchase of Senior Secured Notes in an aggregate principal amount of $50.6 million on August 23, 2013. See "Liquidity and Capital Resources—Indebtedness—Senior Secured Notes” for further detail on the Tender Offer. Cash and paid-in-kind interest and debt issuance cost amortization in connection with the Tempus Acquisition Loan (which we entered into on July 1, 2011 and repaid in full on July 24, 2013) was $2.8 million lower due to its inclusion in a portion of the year ended December 31, 2013, as compared to the full year ended December 31, 2012.
Interest expense recorded in our Vacation Interest Sales and Financing segment decreased $2.3 million, or 12.4%, to $16.4 million for the year ended December 31, 2013 from $18.7 million for the year ended December 31, 2012. The decrease was primarily attributable to our principal pay down of securitization notes and funding facilities bearing higher interest rates and their replacement with those bearing lower interest rates. See "Liquidity and Capital Resources" for further detail on these borrowings.
Loss on Extinguishment of Debt. Loss on extinguishment of debt, which is recorded in Corporate and Other, was $15.6 million for the year ended December 31, 2013. We did not record any loss on extinguishment of debt for the year ended December 31, 2012. On July 24, 2013, we repaid all outstanding indebtedness under the Tempus Acquisition Loan and the PMR Acquisition Loan using the proceeds from the IPO. The unamortized debt issuance costs on both the Tempus Acquisition Loan and the PMR Acquisition Loan, and the additional exit fees paid, were recorded as loss on extinguishment of debt. See

"Liquidity and Capital Resources—Indebtedness—Tempus Acquisition Loan and Tempus Resorts Acquisition Financing” and "Liquidity and Capital Resources—Indebtedness—PMR Acquisition Loan and Inventory Loan” for further detail on these repayments of indebtedness.
In addition, on August 23, 2013, we completed the Tender Offer, and a pro rata portion of the unamortized debt issuance cost associated with the Senior Secured Notes and the call premium paid upon the completion of the Tender Offer were recorded as loss on extinguishment of debt. See "Liquidity and Capital Resources—Indebtedness—Senior Secured Notes” for further detail on the Tender Offer.
On October 21, 2013, we redeemed all of the DROT 2009 Notes using proceeds from borrowings under the Conduit Facility. The unamortized debt issuance costs and debt discount were recorded as a loss on extinguishment of debt. See "Liquidity and Capital Resources—Indebtedness—Conduit Facility, 2009 Securitization, 2011 Securitization, 2013-1 Securitization, Tempus 2013 Notes and 2013-2 Securitization" for the definition of DROT 2009 Class A Notes and Class B Notes and further detail on the debt redemption.

Impairments and Other Write-offs. Impairments and other write-offs, which are recorded under Corporate and Other, were $1.6 million for the year ended December 31, 2013 and $1.0 million for the year ended December 31, 2012. The impairments for the year ended December 31, 2013 were primarily attributable to the write down of a parcel of real estate in Kona, Hawaii that is currently held for sale to its fair value based on an accepted offer, and the write off of obsolete sales materials. The impairments for the year ended December 31, 2012 were primarily attributable to the write down of a European resort held for sale to its fair value based on an accepted offer and the write down of intangible assets associated with an unprofitable European golf course operation.
Gain on Disposal of Assets. Gain on disposal of assets, which is recorded under Corporate and Other, was $1.0 million for the year ended December 31, 2013 and $0.6 million for the year ended December 31, 2012. Gain on disposal of assets for the year ended December 31, 2013 was primarily attributable to an increase in gain recorded during the year ended December 31, 2013 resulting from the sale of real estate at certain European locations, as compared to the year ended December 31, 2012.
Gain on Bargain Purchase from Business Combinations. Gain on bargain purchase from business combinations, which is recorded under Corporate and Other, was $2.9 million for the year ended December 31, 2013, compared to $20.6 million for the year ended December 31, 2012, as the fair value of the assets acquired, net of the liabilities assumed, in the PMR Service Companies Acquisition in 2013 and the PMR Acquisition in 2012 in each case exceeded the purchase price due, primarily, to the fact that the assets were purchased as part of distressed sales.
Income Taxes. Provision for income taxes, which is recorded under Corporate and Other, was $5.8 million for the year ended December 31, 2013. The provision was primarily attributable to an adjustment to our deferred tax assets and liabilities associated with a portion of our business which was formerly not subject to corporate tax, and partially offset by a release of valuation allowance.
Benefit for income taxes was $14.3 million for the year ended December 31, 2012, and was principally attributable to a release of valuation allowance.

Comparison of the Year Ended December 31, 2012 to the Year Ended December 31, 2011

	Year Ended December 31, 2012				Year Ended December 31, 2011
	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total
	(In thousands)
Revenues:
Management and member services	$114,937	$—	$—	$114,937	$99,306	$—	$—	$99,306
Consolidated resort operations	33,756	—	—	33,756	29,893	—	—	29,893
Vacation Interest sales, net of provision $0, $25,457, $0, $25,457, $0, $16,562, $0 and $16,562, respectively	—	293,098	—	293,098	—	194,759	—	194,759
Interest	—	51,769	1,437	53,206	—	44,410	2,875	47,285
Other	4,595	24,076	—	28,671	8,079	11,699	—	19,778
Total revenues	153,288	368,943	1,437	523,668	137,278	250,868	2,875	391,021
Costs and Expenses:
Management and member services	35,330	—	—	35,330	27,125	—	—	27,125
Consolidated resort operations	30,311	—	—	30,311	27,783	—	—	27,783
Vacation Interest cost of sales	—	32,150	—	32,150	—	(9,695)	—	(9,695)
Advertising, sales and marketing	—	178,365	—	178,365	—	128,717	—	128,717
Vacation Interest carrying cost, net	—	36,363	—	36,363	—	41,331	—	41,331
Loan portfolio	858	8,628	—	9,486	1,211	7,441	—	8,652
Other operating	—	8,507	—	8,507	—	3,399	—	3,399
General and administrative	—	—	99,015	99,015	—	—	80,412	80,412
Depreciation and amortization	—	—	18,857	18,857	—	—	13,966	13,966
Interest expense	—	18,735	77,422	96,157	—	18,624	63,386	82,010
Impairments and other write-offs	—	—	1,009	1,009	—	—	1,572	1,572
Gain on disposal of assets	—	—	(605)	(605)	—	—	(708)	(708)
Gain on bargain purchase from business combinations	—	—	(20,610)	(20,610)	—	—	(14,329)	(14,329)
Total costs and expenses	66,499	282,748	175,088	524,335	56,119	189,817	144,299	390,235
Income (loss) before benefit for income taxes	86,789	86,195	(173,651)	(667)	81,159	61,051	(141,424)	786
Benefit for income taxes	—	—	(14,310)	(14,310)	—	—	(9,517)	(9,517)
Net income (loss)	$86,789	$86,195	$(159,341)	$13,643	$81,159	$61,051	$(131,907)	$10,303

Revenues
Total revenues increased $132.7 million, or 33.9%, to $523.7 million for the year ended December 31, 2012 from $391.0 million for the year ended December 31, 2011. Total revenues in our Hospitality and Management Services segment grew by $16.0 million, or 11.7%, to $153.3 million for the year ended December 31, 2012 from $137.3 million for the year ended December 31, 2011, due to higher management and member services revenue, consolidated resort operations revenue and other revenue. Total revenues in our Vacation Interest Sales and Financing segment increased $118.0 million, or 47.1%, to $368.9 million for the year ended December 31, 2012 from $250.9 million for the year ended December 31, 2011. The increase was attributable primarily to the increase in Vacation Interest sales, net, interest and other revenue. Corporate and Other revenue decreased $1.4 million, or 50%, to $1.5 million for the year ended December 31, 2012 from $2.9 million for the year ended December 31, 2011.
Management and Member Services. Total management and member services revenue, which is recorded in our Hospitality and Management Services segment, increased $15.6 million, or 15.7%, to $114.9 million for the year ended December 31, 2012 from $99.3 million for the year ended December 31, 2011. Management fees increased as a result of increases in operating costs at the resort level, which generated higher same-store management fee revenue under 68 of our cost-plus management agreements, and the addition of the managed properties from the Tempus Resorts Acquisition, the PMR

Acquisition, the Aegean Blue Acquisition and two other management contracts entered into since April 1, 2011. We also experienced higher Club revenues due to increased membership dues, higher collection rate and higher member count in the Clubs in the year ended December 31, 2012 compared to the year ended December 31, 2011. The Clubs had a total of approximately 170,000 and 159,000 members at December 31, 2012 and 2011, respectively. Furthermore, we entered into certain fee-for-service agreements with Island One, Inc., which began to generate commission and management fee revenue towards the end of the second quarter of 2011.
Consolidated Resort Operations. Consolidated resort operations revenue, which is recorded in our Hospitality and Management Services segment, increased $3.9 million, or 12.9%, to $33.8 million for the year ended December 31, 2012 from $29.9 million for the year ended December 31, 2011. The increase was primarily due to the addition of resort-level operations in the Tempus Resorts Acquisition. We also earned higher revenue at certain food and beverage operations.
Vacation Interest Sales, Net. Vacation Interest sales, net, in our Vacation Interest Sales and Financing segment increased $98.3 million, or 50.5%, to $293.1 million for the year ended December 31, 2012 from $194.8 million for the year ended December 31, 2011. The increase in Vacation Interest sales, net, was attributable to a $107.2 million increase in Vacation Interest sales revenue, partially offset by an $8.9 million increase in our provision for uncollectible Vacation Interest sales revenue.
The $107.2 million increase in Vacation Interest sales revenue was generated by sales growth on a same-store basis from 33 sales centers and the revenue contribution from our ILX, Tempus and PMR sales centers during the year ended December 31, 2012 compared to the year ended December 31, 2011. Our total number of tours increased to 180,981 for the year ended December 31, 2012 from 146,260 for the year ended December 31, 2011, primarily due to an increase in the number of tours generated on a same-store basis resulting from the expansion of our lead-generation and marketing programs, as well as the addition of a full period of tour flow from the ILX, Tempus and PMR sales centers. We closed a total of 26,734 VOI sales transactions during the year ended December 31, 2012, compared to 21,093 transactions during the year ended December 31, 2011. Our closing percentage increased to 14.8% for the year ended December 31, 2012 from 14.4% for the year ended December 31, 2011. VOI sales price per transaction increased to $12,510 for the year ended December 31, 2012 from $10,490 for the year ended December 31, 2011 due to our focus on selling larger point packages, our implementation of a new pricing strategy and our discontinuation of a cash purchase discount in the fourth quarter of 2011.
As a percentage of gross Vacation Interest sales revenue, sales incentives were 2.9% for the year ended December 31, 2012, compared to 1.6% for the year ended December 31, 2011. This increase was due to a new sale program we implemented in 2012 that offers VOI purchasers a specified number of points that can be used for airline tickets and/or room stays at their discretion.
Provision for uncollectible Vacation Interest sales revenue increased $8.9 million, or 53.7%, to $25.5 million for the year ended December 31, 2012 from $16.6 million for the year ended December 31, 2011. This increase was mainly due to higher provision resulting from the increase in Vacation Interest sales revenue and the increase in the percentage of financed VOI sales. Provision for uncollectible Vacation Interest sales revenue as a percentage of Vacation Interest sales revenue increased slightly to 8.0% in the year ended December 31, 2012 from 7.8% in the year ended December 31, 2011.
Interest Revenue. Interest revenue increased $5.9 million, or 12.5%, to $53.2 million for the year ended December 31, 2012 from $47.3 million for the year ended December 31, 2011. Of the $5.9 million, $7.3 million was related to our Vacation Interest Sales and Financing segment and $(1.4) million related to Corporate and Other. $7.7 million of the increase in the Vacation Interest Sales and Financing segment was attributable to increases in outstanding loan balances in this portfolio, including as a result of the portfolios acquired as part of the Tempus Resorts Acquisition and the PMR Acquisition, partially offset by a $0.4 million decrease resulting from changes in the weighted average interest rate on our mortgage and contracts receivable portfolio. The decrease in Corporate and Other was primarily due to the interest earned on an income tax refund recorded in our European Operations during the year ended December 31, 2011.
 Other Revenue. Other revenue increased $8.9 million, or 45.0%, to $28.7 million for the year ended December 31, 2012 from $19.8 million for the year ended December 31, 2011.
Other revenue in our Hospitality and Management Services segment decreased $3.5 million, or 43.1%, to $4.6 million for the year ended December 31, 2012 from $8.1 million for the year ended December 31, 2011. This decrease was due to our recording $5.1 million in insurance recovery proceeds received during the quarter ended March 31, 2011. This decrease in other revenue was partially offset by an increase in collection fees received in connection with enhanced collection efforts on delinquent maintenance fees.
Other revenue in our Vacation Interest Sales and Financing segment increased $12.4 million, or 105.8%, to $24.1 million for the year ended December 31, 2012 from $11.7 million for the year ended December 31, 2011. This increase was primarily attributable to higher closing fee revenue resulting from the increase in the number of VOI transactions closed and a higher closing fee we charged to purchasers of Vacation Interests. In addition, we recorded higher non-cash incentives. As a percentage of Vacation Interest sales revenue, non-cash incentives were 2.0% for the year ended December 31, 2012, compared to 0.6% for the year ended December 31, 2011. This increase was due to a new sales program we implemented in 2012 that offers VOI purchasers a specified number of points that can be used for airline tickets and/or room stays at their discretion.

Costs and Expenses
Total costs and expenses increased $134.1 million, or 34.4%, to $524.3 million for the year ended December 31, 2012 from $390.2 million for the year ended December 31, 2011. Excluding gains on bargain purchase from business combinations recorded in both periods (as discussed below), total costs and expenses increased $140.3 million, or 34.7%, to $544.9 million for the year ended December 31, 2012 from $404.6 million for the year ended December 31, 2011.
Management and Member Services Expense. Management and member services expense, which is recorded in our Hospitality and Management Services segment, increased $8.2 million, or 30.2%, to $35.3 million for the year ended December 31, 2012 from $27.1 million for the year ended December 31, 2011. Management and member services expense as a percentage of management and member services revenue increased to 30.7% for the year ended December 31, 2012 from 27.3% for the year ended December 31, 2011. The increase was primarily due to the expenses related to the fee-for-service agreements with Island One, Inc., which began in the second quarter of 2011, and a decrease in the allocation of certain resort management expenses to the HOAs and the Collections we manage. Although there was an increase in the allocation of our total expenses to these HOAs and Collections during the year ended December 31, 2012, as compared to the year ended December 31, 2011, a lower percentage of the expenses was related to resort management expense. In addition, we incurred higher costs associated with an outsourced customer service call center operations to accommodate higher call volumes resulting from owners added to our network through the Tempus Resorts Acquisition and the PMR Acquisition.
Consolidated Resort Operations Expense. Consolidated Resort Operations Expense, which is recorded in our Hospitality and Management Services segment, increased $2.5 million, or 9.1%, to $30.3 million for the year ended December 31, 2012 from $27.8 million for the year ended December 31, 2011. Consolidated resort operations expense as a percentage of consolidated resort operations revenue decreased 3.1% to 89.8% for the year ended December 31, 2012 from 92.9% for the year ended December 31, 2011. This decrease was primarily due to the addition of Tempus resort-level operations, which generated a higher profit margin than our other consolidated resort operations.
Vacation Interest Cost of Sales. Vacation Interest cost of sales related to our Vacation Interest Sales and Financing segment increased $41.9 million to $32.2 million for the year ended December 31, 2012 from a credit of $9.7 million for the year ended December 31, 2011.
Of the $41.9 million increase in Vacation Interest cost of sales, approximately $11.3 million was due to an increase in Vacation Interest sales for the year ended December 31, 2012. The remainder of this increase was due to changes in estimates in connection with the relative sales value method, with (i) approximately $4.2 million estimated to be attributable to a decrease of 1.7% in the estimated projected sales price per point at December 31, 2012 compared to the prior year and (ii) the rest being due primarily to the amounts by which changes in estimates in connection with the relative sales value method impacted our Vacation Interest cost of sales for the year ended December 31, 2011 in excess of the amounts by which such changes in estimates also impacted our Vacation Interest cost of sales for the year ended December 31, 2012, as described below.
Approximately $10.9 million of the increase is estimated to be attributable to our acquisition of low cost inventory, which resulted in a decrease in estimated Vacation Interest average inventory cost per point and an increase in estimated inventory sales volume. We acquire low cost inventory through inventory recovery agreements, which are entered into annually, and loan defaults. During 2011, there was an increase in the projected number of points to be sold related to new inventory estimated to be acquired pursuant to these inventory recovery agreements, and we entered into additional inventory recovery agreements with three Collections and with one HOA. We also acquired more inventory from loan defaults attributable to an increase in the size of our loan portfolio in the year ended December 31, 2011 compared to the year ended December 31, 2010.
Approximately $5.5 million of the increase is estimated to be attributable to an increase in estimated projected sales price per point in 2011. In particular, in September 2010, we increased the retail price at which we sold points, and in December 31, 2010, we discontinued an incentive program whereby purchasers of points were provided with additional points at no charge. Together these charges resulted in an increase in projected sales price per point.
Approximately $5.8 million of the increase is estimated to be attributable to the Tempus Resorts Acquisition consummated in July 2011, which resulted in an increase in estimated total VOI inventory available for sale, an increase in estimated total revenue over the life of the project and a decrease in estimated average inventory cost. We purchased VOI inventory of Tempus Resorts International, LTD. and recorded this inventory at fair market value (an amount less than the value of our average inventory). This was due in large part to the fact that we acquired a significant amount of VOI inventory at resorts primarily located in Florida, which is a market with a relatively high supply of inventory as compared to demand within the vacation ownership industry.

Approximately $5.0 million of the increase is estimated to be attributable to our deeding of inventory in Las Vegas, Nevada into the Diamond Resorts Hawaii Collection. We had previously determined to sell this inventory out of the Diamond Resorts U.S. Collection. Although there was no net change in points to be issued resulting from our determination to sell this inventory out of the Diamond Resorts Hawaii Collection rather than the Diamond Resorts U.S. Collection, given that points in the Diamond Resorts Hawaii Collection have a higher relative weighted-average retail price per point, this determination increased the estimated revenue associated with the inventory subsequently deeded into the Diamond Resorts Hawaii Collection.
Approximately $8.3 million of the increase is estimated to be attributable to our 2011 change in estimate associated with using a weighted average point value per Collection rather than a calculated point per interval specific to each resort. An additional approximately $4.6 million of the increase is estimated to be attributable to a combination of our deeding of inventory into the Diamond Resorts Hawaii Collection (as described above) and this change in estimate of the point value per interval. We hold intervals that will be deeded into the various Collections so that they are available for use by the members of such Collection. Accordingly, we are required to make estimates as to the point values per interval and which Collection the intervals will be deeded into. This change in estimate associated with using a weighted average point value per Collection, rather than a calculated point per interval specific to a resort, was largely driven by a change in our current and anticipated business acquisition activity. Prior to 2010, other than VOI inventory recovery pursuant to inventory recovery agreements and loan defaults, we were not engaged in acquisitions of large blocks of VOIs, resorts or Collections. However, commencing with the ILX Acquisition consummated in 2010 and based upon anticipated acquisition activity in 2011 and future years, we acquired and expected to make acquisitions of these large blocks of VOIs, resorts and Collections as a meaningful part of business. We determined that our prior use of estimates based upon a calculated point per interval specific to a resort was less meaningful due to this recent and anticipated future acquisition activity, particularly given that critical estimates used in the relative sales value method apply across all resorts within any single Collection.
The above increases were partially offset by a $14.4 million reduction in Vacation Interest cost of sales for the year ended December 31, 2012, as compared to the year ended December 31, 2011 estimated to be attributable to our acquisition of low cost inventory, which resulted in a decrease in the estimated Vacation Interest average inventory cost per point and an increase in estimated inventory sales volume. We acquire low cost inventory through inventory recovery agreements, which are entered into annually, and loan defaults. During 2012, there was an increase in the projected number of points to be sold related to new inventory estimated to be acquired pursuant to these inventory recovery agreements, and we entered into two new agreements for inventory recovery. We also acquired more inventory from loan defaults, which was attributable to an increase in the size of our loan portfolio in 2012 compared to 2011.
The above increases were also partially offset with a $0.8 million reduction in Vacation Interest cost of sales for the year ended December 31, 2012, as compared to the year ended December 31, 2011 estimated to be attributable to the PMR Acquisition consummated in May 2012, which resulted in an increase in estimated total VOI inventory available for sale and an increase in estimated total revenue over the life of the project.
Vacation Interest cost of sales as a percentage of Vacation Interest sales, net was 11.0% for the year ended December 31, 2012, compared to a credit of 5.0% for the year ended December 31, 2011.
Advertising, Sales and Marketing. Advertising, sales and marketing costs, which is recorded in our Vacation Interest Sales and Financing segment, increased $49.7 million, or 38.6%, to $178.4 million for the year ended December 31, 2012 from $128.7 million for the year ended December 31, 2011, primarily due to sales growth on a same-store basis and the sales activity generated by our ILX, Tempus and PMR sales centers during the year ended December 31, 2012 compared to the year ended December 31, 2011. As a percentage of Vacation Interest sales revenue, advertising, sales and marketing costs were 56.0% for the year ended December 31, 2012, compared to 60.9% for the year ended December 31, 2011. The decrease of such costs as a percentage of Vacation Interest sales revenue was primarily due to improved absorption of fixed costs through increased sales efficiencies.
Vacation Interest Carrying Cost, Net. Net Vacation Interest carrying cost, which is recorded in our Vacation Interest Sales and Financing segment, decreased $4.9 million, or 12.0%, to $36.4 million for the year ended December 31, 2012 from $41.3 million for the year ended December 31, 2011. This decrease was primarily due to a $9.7 million water intrusion assessment levied by the HOA of one of our managed resorts recorded during the year ended December 31, 2011 and an increase in rental revenue mainly as a result of the Tempus Resorts Acquisition, the PMR Acquisition and more occupied room nights on a same-store basis. The above decrease was partially offset by an increase in maintenance fees related to inventory acquired in the Tempus Resorts Acquisition and the PMR Acquisition and a higher level of inventory owned by us due to maintenance fee and loan defaults. In accordance with ASC 978, rental revenue is recorded as a reduction to the vacation interest carrying cost.
Loan Portfolio Expense. Loan portfolio expense increased $0.8 million, or 9.6%, to $9.5 million for the year ended December 31, 2012 from $8.7 million for the year ended December 31, 2011. This increase was mainly attributable to costs associated with a new call center that we acquired in connection with the Tempus Resorts Acquisition and costs related to the PMR Acquisition. Loan portfolio expense is allocated to both the Vacation Interest Sales and Financing segment and the Hospitality and Management Services segment.
Other Operating Expense. Other operating expense in our Vacation Interest Sales and Financing segment increased $5.1 million, or 150.3%, to $8.5 million for the year ended December 31, 2012 from $3.4 million for the year ended December 31, 2011. This increase was due to higher non-cash incentives due to a new sales program we implemented in 2012 that offers VOI purchasers a specified number of points that can be used for airline tickets and/or room stays at their discretion. As a percentage of Vacation Interest sales revenue, non-cash incentives were 2.0% for the year ended December 31, 2012 compared to 0.6% for the year ended December 31, 2011.
General and Administrative Expense. General and administrative expense, which is recorded under Corporate and Other, increased $18.6 million, or 23.1%, to $99.0 million for the year ended December 31, 2012 from $80.4 million for the year ended December 31, 2011. This increase was primarily attributable to increased payroll, legal and professional fees and travel expense related to the integration of the PMR Acquisition, a $5.0 million termination payment accrual in connection with the Tempus Resorts Acquisition and a $3.3 million stock-based compensation expense recorded related to the fair value of certain equity securities issued in the year ended December 31, 2012. These increases were partially offset by an increase in the allocation of our total expenses to the HOAs and the Collections we manage for the year ended December 31, 2012 as compared to the year ended December 31, 2011. A higher percentage of the expenses related to general and administrative activities were included in the total costs allocated to these HOAs and the Collections during this same period. See also
"Management and Member Services Expense" above for additional information.
Depreciation and Amortization. Depreciation and amortization, which is recorded under Corporate and Other, increased $4.9 million, or 35.0%, to $18.9 million for the year ended December 31, 2012 from $14.0 million for the year ended December 31, 2011. This increase was primarily attributable to the addition of depreciable and amortizable assets in the Tempus Resorts Acquisition and the PMR Acquisition.
Interest Expense. Interest expense, which is recorded in Corporate and Other and the Vacation Interest Sales and Financing segment, increased $14.2 million, or 17.3%, to $96.2 million for the year ended December 31, 2012 from $82.0 million for the year ended December 31, 2011. Cash and paid-in-kind interest, exit fee accruals and debt issuance cost amortization in connection with the Tempus Acquisition Loan and PMR Acquisition Loan were $12.8 million higher for the year ended December 31, 2012 than for the year ended December 31, 2011.
Impairments and Other Write-offs. Impairments and other write-offs, which is recorded under Corporate and other, decreased $0.6 million, or 35.8%, to $1.0 million for the year ended December 31, 2012 from $1.6 million for the year ended December 31, 2011. The impairments in the year ended December 31, 2012 were primarily attributable to the write down of a European resort held for sale to its fair value based on an accepted offer and the write down of intangible assets associated with an unprofitable European golf course operation. The impairments in the year ended December 31, 2011 were primarily related to the sale of one of our European resorts during that year and certain information technology projects that were no longer viable.
Gain on Disposal of Assets. Gain on disposal of assets, which is recorded under Corporate and Other, decreased $0.1 million, or 14.5%, to $0.6 million for the year ended December 31, 2012 from $0.7 million for the year ended December 31, 2011.
Gain on Bargain Purchase from Business Combinations. Gain on bargain purchase from business combinations, which is recorded under Corporate and Other, was $20.6 million for the year ended December 31, 2012 due to the PMR Acquisition and $14.3 million for the year ended December 31, 2011 in connection with the Tempus Resorts Acquisition. The fair value of the assets acquired net of the liabilities assumed in the PMR Acquisition and the Tempus Resorts Acquisition exceeded the purchase price due to the fact that the assets were purchased as part of distressed sales pursuant to Chapter 11 bankruptcy proceedings.
Income Taxes. Benefit for income taxes, which is recorded under Corporate and Other, increased $4.8 million, or 50.4%, to $14.3 million for the year ended December 31, 2012 from $9.5 million for the year ended December 31, 2011. The increase was primarily attributable to the benefit for income taxes related to a release of valuation allowance.

Liquidity and Capital Resources
Overview. We had $35.9 million and $21.1 million in cash and cash equivalents as of December 31, 2013 and December 31, 2012, respectively. Our primary sources of liquidity have historically been cash from operations and borrowings under our Securitization Notes and Funding Facilities.
Historically, our business has depended on the availability of credit to finance the consumer loans we have provided to our customers for the purchase of their VOIs. Typically, these loans have required a minimum cash down payment of 10% of the purchase price at the time of sale. However, selling, marketing and administrative expenses attributable to VOI sales are primarily cash expenses and often exceed the buyer's minimum down payment requirement. Accordingly, the availability of financing facilities for the sale or pledge of these receivables to generate liquidity is a critical factor in our ability to meet our short- and long-term cash needs. We have historically relied upon our ability to sell receivables in the securitization market in order to generate liquidity and create capacity on the Funding Facilities.
The terms of the consumer loans we seek to finance are generally longer than the Funding Facilities through which we seek to finance such loans. While the term of our consumer loans is typically ten years, our Funding Facilities typically have a term of less than three years. Although we seek to refinance conduit borrowings in the term securitization markets, we generally access the term securitization markets on an annual basis, and rely on the Funding Facilities to provide incremental liquidity between securitization transactions. Thus, we are required to refinance the Funding Facilities every one to two years in order to provide adequate liquidity for our consumer finance business.
We completed a $182.0 million securitization in October 2009 that was comprised of A and BBB+ rated notes backed by vacation ownership loans. The proceeds of the securitization were used to pay down our conduit facilities. On October 21, 2013, we redeemed all of these notes using the proceeds from borrowings under the Conduit Facility. See "Conduit Facility, 2009 Securitization, 2011 Securitization, 2013-1 Securitization, Tempus 2013 Notes and 2013-2 Securitization" below for further details of the redemption of these notes.
On April 30, 2010, we entered into agreements with Quorum and completed the $40.0 million Quorum Facility to sell eligible consumer loans and in-transit loans to Quorum. On April 27, 2012, the Quorum Facility agreement was amended to increase the aggregate minimum committed amount of the Quorum Facility to $60.0 million. The Quorum Facility agreement was further amended and restated effective as of December 31, 2012 to increase the aggregate minimum committed amount of the facility to $80.0 million and to extend the term of the agreement to December 31, 2015; provided that Quorum may further extend the term for additional one-year periods by written notice.
On April 27, 2011, we completed a second securitization transaction and issued the Diamond Resorts Owner Trust ("DROT") 2011 Notes with a face value of $64.5 million (the "DROT 2011 Notes").
On October 14, 2011, we amended and restated the Conduit Facility agreement that was originally entered into on November 3, 2008 to extend the maturity date of the facility to April 12, 2013. The amendment provided for a $75.0 million, 18-month facility that was annually renewable for 364-day periods at the election of the lenders. The advance rates on loans receivable in the portfolio were limited to 75% of the face value of the eligible loans. On April 11, 2013, we entered into another amended and restated Conduit Facility agreement that extended the maturity date of the facility to April 10, 2015. That amended and restated Conduit Facility provided for a $125.0 million, 24-month facility that is annually renewable for 364-day periods at the election of the lenders, bears interest at either LIBOR or the commercial paper rate (each having a floor of 0.50%) plus 3.25% and has a non-use fee of 0.75%. The overall advance rate on loans receivable in the portfolio is limited to 85% of the aggregate face value of the eligible loans.
On January 23, 2013, we completed a third securitization transaction that was comprised of A+ and A rated notes with a face value of $93.6 million (the "DROT 2013-1 Notes"). The proceeds were used to pay off the $71.3 million then-outstanding principal balance, accrued interest and fees associated with the Conduit Facility and to pay certain expenses incurred in connection with the issuance of the DROT 2013-1 Notes with any remaining proceeds transferred to us for general corporate use.
On September 20, 2013, we completed a fourth securitization transaction and issued the Diamond Resorts Tempus Owner Trust 2013 Notes with a face value of $31.0 million (the "Tempus 2013 Notes"). The notes bear interest at a rate of 6.0% per annum and mature on December 20, 2023. The proceeds from the Tempus 2013 Notes were used to pay off in full the then-outstanding principal balances and accrued interest and fees under the Tempus Receivables Loan. See "Tempus Acquisition Loan and Tempus Resorts Acquisition Financing" below for the definition of the Tempus Receivables Loan.
On November 20, 2013, we completed another securitization transaction that was comprised of AA and A+ rated notes (the "DROT 2013-2 Notes) with a face value of $225.0 million that included a $44.7 million prefunding account. The initial proceeds of $180.3 million were used to pay off the $152.8 million then-outstanding principal balance, accrued interest and fees associated with the Conduit Facility, terminate the July 2013 and August 2013 Swaps, pay certain expenses incurred in connection with the issuance of the DROT 2013-2 Notes, and fund related reserve accounts with any remaining proceeds transferred to us for general corporate use. As of December 31, 2013, cash in escrow and restricted cash includes $23.3 million related to the prefunding account, all of which was released to our unrestricted cash account in January 2014.
Although we completed these securitization and Funding Facilities transactions, we may not be successful in completing similar transactions in the future. If we are unable to continue to participate in securitization transactions or renew and/or replace our Funding Facilities on acceptable terms, our liquidity and cash flows would be materially and adversely affected.

We require access to the capital markets in order to fund our operations and may, in the implementation of our growth strategy, become more reliant on third-party financing. There can be no assurances that any such financing will be available to allow us to implement our growth strategy and sustain and improve our results of operations. As of December 31, 2013, the funding availability under the Quorum Facility and the Conduit Facility was $32.2 million and $125.0 million, respectively.
On September 11, 2013, we entered into a $25.0 million Revolving Credit Facility with an affiliate of Credit Suisse AG, acting as administrative agent for a group of lenders. The Revolving Credit Facility provides that, subject to customary borrowing conditions, we may, from time to time prior to the fourth anniversary of the effective date of the Revolving Credit Facility, borrow, repay and re-borrow loans in an aggregate amount outstanding at any time not to exceed $25.0 million, and bears interest, at our option, at a variable rate equal to the sum of LIBOR plus 4.0% per annum or an adjusted base rate plus 3% per annum. The Revolving Credit Facility includes negative covenants generally consistent with the negative covenants applicable to the Senior Secured Notes. The repayment of borrowings and certain other obligations under the Revolving Credit Facility is secured on a pari passu basis by the collateral that secures the Senior Secured Notes. As of December 31, 2013, the availability under the Revolving Credit Facility was $25.0 million.

We used cash of $32.8 million and $22.6 million during the years ended December 31, 2013 and 2012, respectively, for acquisitions of VOI inventory pursuant to inventory recovery agreements and in open market and bulk VOI inventory purchases, for capitalized legal, title and trust fees and for the construction of VOI inventory. Of these total cash amounts (which do not reflect our acquisition of inventory in the PMR Acquisition), $8.9 million and $2.1 million during the years ended December 31, 2013 and 2012, respectively, were used for the construction of VOI inventory, primarily related to construction of units at our managed properties in Mexico and Italy.

In addition, we had increases in unsold Vacation Interests, net, that did not have an impact on our working capital during the respective periods. Specifically, we capitalized $22.0 million and $16.1 million during the years ended December 31, 2013 and 2012, respectively, related to inventory recovery agreements in the U.S., offset by an equal increase in due to related parties, net; cash will be used in future periods to settle these amounts. In addition, we transferred $4.8 million and $14.1 million during the years ended December 31, 2013 and 2012, respectively, from due from related parties, net, to unsold Vacation Interests, net, as a result of our recovery of VOI inventory pursuant to inventory recovery arrangements in Europe; cash was used in prior periods when these amounts were recorded to due from related parties, net. Furthermore, we transferred $4.2 million and $3.4 million from mortgages and contracts receivable, net, to unsold Vacation Interests, net, during the years ended December 31, 2013 and 2012, respectively, as a result of our recovery of underlying VOI inventory due to loan defaults.
In October 2011, the HOA of one of our managed resorts in Hawaii levied an assessment to the owner-families of that resort for water intrusion damage. The original amount of the assessment was $65.8 million but, in connection with the settlement of a class action, the assessment was reduced to $60.9 million. For deeded inventory or Collection points held by us at the time of the assessment, we owed $9.7 million of the original assessment. Our assessment was subsequently reduced by $0.7 million. This assessment is payable in annual installments over five years. In addition, pursuant to the related class action settlement, we agreed to pay any amount of assessments defaulted on by owners in return for our recovery of the related VOIs. We expect to fund any future installment payments, and payments of assessments defaulted on by owners, from operating cash flows.
Cash Flow From Operating Activities. During the year ended December 31, 2013, net cash used in operating activities was $5.4 million and was the result of net loss of $2.5 million and non-cash revenues and expenses totaling $141.4 million, offset by other changes in operating assets and liabilities that resulted in a net credit of $144.3 million. The significant non-cash revenues and expenses included (i) $40.5 million in stock-based compensation costs; (ii) $44.7 million in the provision for uncollectible Vacation Interest sales revenue; (iii) $28.2 million in depreciation and amortization; (iv) $3.3 million in deferred income taxes, primarily related to the Island One Acquisition; (v) $7.5 million of non-cash expense related to debt extinguishment; (vi) $7.1 million in amortization of capitalized financing costs and original issue discounts, (vii) $6.0 million in amortization of capitalized loan origination costs and portfolio discounts (net of premiums); (viii) $5.5 million in non-cash expense related to the Alter Ego Suit; (ix) $1.6 million in impairments and other write-offs; (x) $0.9 million in unrealized loss on post-retirement benefit plan, and (xi) $0.2 million loss on foreign currency exchange, offset by (a) $2.9 million in gain from bargain purchase from business combination, and (b) $1.0 million in gain from disposal of assets.

During the year ended December 31, 2012, net cash provided by operating activities was $24.6 million and was the result of net income of $13.6 million and non-cash revenues and expenses totaling $23.1 million, partially offset by other changes in operating assets and liabilities of $12.2 million. The significant non-cash revenues and expenses included (i) $25.5 million in the provision for uncollectible Vacation Interest sales revenue, (ii) $6.3 million in amortization of capitalized financing costs and original issue discounts, (iii) $18.9 million in depreciation and amortization, (iv) $2.3 million in amortization of capitalized loan origination costs and portfolio discounts (net of premiums), (v) $3.3 million in stock-based compensation related to the issuance of certain equity securities, and (vi) $1.0 million in impairments and other write-offs, offset by (a) $0.6 million in gain from disposal of assets, (b) $20.6 million in gain on bargain purchase from business combinations, and (c) $13.0 million in reduction of deferred income tax liability related to the PMR Acquisition.
During the year ended December 31, 2011, net cash provided by operating activities was $9.3 million and was the result of net income of $10.3 million, non-cash revenues and expenses totaling $14.3 million and other changes in operating assets and liabilities of $15.3 million credit. The significant non-cash revenues and expenses included (i) $16.6 million in the provision for uncollectible Vacation Interest sales revenue, (ii) $6.1 million in amortization of capitalized financing costs and original issue discounts, (iii) $3.6 million in amortization of capitalized loan origination costs and portfolio discounts (net of premiums), (iv) $14.0 million in depreciation and amortization, and (v) $1.6 million in impairment of assets, offset by (a) $3.5 million of insurance proceeds received related to the replacement of assets that were destroyed due to a severe flood in 2008 at one of our resorts, which represents proceeds received in prior years but recognized as revenue in the year ended December 31, 2011, (b) $0.7 million in gain from disposal of assets, (c) $8.6 million in reduction of deferred income tax liability related to the Tempus Resorts Acquisition, and (d) $14.3 million in gain on bargain purchase from business combination related to the Tempus Resorts Acquisition.
Cash Flow From Investing Activities. During the year ended December 31, 2013, net cash used in investing activities was $57.9 million, comprised of (i) $47.4 million paid in connection with the PMR Service Companies Acquisition and (ii) $15.2 million used to purchase property and equipment, primarily associated with the expansion of our global headquarters, renovation projects at certain sales centers and information technology related projects and equipment, offset by (a) $4.1 million in proceeds from the sale of assets in our European operations and (b) $0.6 million in cash and cash equivalents acquired in connection with the Island One Acquisition. In addition to the $47.4 million cash consideration paid in the PMR Service Companies Acquisition, we assumed $0.5 million of liabilities in that transaction. The fair value of the assets acquired was $52.6 million based on a valuation report, resulting in a gain on bargain purchase of $2.9 million and a deferred tax liability of $1.7 million stemming from the difference between the treatment for financial reporting purposes as compared to income tax return purposes related to the intangible assets acquired. In addition to the $73.3 million fair value of DRII stock transferred as consideration in the Island One Acquisition, we assumed $21.8 million of liabilities in that transaction. The fair value of the assets acquired, excluding goodwill, was $81.9 million based on a valuation report, resulting in goodwill acquired of $30.6 million and a deferred tax liability of $17.4 million stemming from the difference between the treatment for financial reporting purposes as compared to income tax return purposes related to the intangible assets acquired.
During the year ended December 31, 2012, net cash used in investing activities was $69.3 million, comprised of (i) $14.3 million used to purchase furniture, fixtures, computer software and equipment, (ii) $51.6 million used in connection with the PMR Acquisition, and (iii) $4.5 million used in connection with the Aegean Blue Acquisition (net of $2.1 million of cash acquired), offset by $1.1 million in proceeds from the sale of assets in our European operations. In addition to the $51.6 million cash consideration paid in the PMR Acquisition, we assumed $1.7 million of liabilities in that transaction. The fair value of the acquired assets was $87.0 million based on a valuation report, resulting in a gain on bargain purchase of $20.6 million and a deferred tax liability of $13.0 million stemming from the difference between the treatment for financial reporting purposes as compared to income tax return purposes related to the intangible assets acquired. In addition to the $4.5 million of cash consideration paid in the Aegean Blue Acquisition, we assumed $12.2 million of liabilities in that transaction. The fair value of the assets acquired was $16.7 million based on a valuation report prepared internally, resulting in a gain on bargain purchase of $0.1 million.
During the year ended December 31, 2011, net cash used in investing activities was $109.8 million, comprised of (i) $6.3 million used to purchase furniture, fixtures, computer software and equipment, including $1.1 million for the replacement of assets that were destroyed due to a severe flood in 2008 for which insurance proceeds were received, (ii) $102.4 million used in connection with the Tempus Resorts Acquisition (net of $2.5 million of cash acquired) and (iii) $3.5 million issuance of the Tempus Note Receivable described below, offset by $2.4 million in proceeds from the sale of assets in our European operations. In addition to the $104.9 million cash consideration paid in the Tempus Resorts Acquisition, we assumed $8.5 million of liabilities in that transaction. The fair value of the acquired assets was $136.3 million based on a valuation report, resulting in a gain on bargain purchase of $14.3 million and a deferred tax liability of $8.6 million stemming from the difference between treatment for financial reporting purposes as compared to income tax return purposes related to the intangible assets acquired.

Cash Flow From Financing Activities. During the year ended December 31, 2013, net cash provided by financing activities was $78.0 million. Cash provided by financing activities consisted of (i) $552.7 million from the issuance of debt under our securitization notes and Funding Facilities, (ii) $204.3 million in proceeds from the IPO, net of related costs, (iii) $15.0 million from the issuance of debt under the Revolving Credit Facility and (iv) $5.4 million from the issuance of notes payable, consisting primarily of insurance policy premium financing notes. These amounts were offset in part by cash used in financing activities consisting of (a) $427.5 million in repayments on our securitization notes and Funding Facilities, (b) $137.2 million in repayments on notes payable, (c) $50.6 million in repayments on the Senior Secured Notes, (d) a $48.7 million increase in cash in escrow and restricted cash, (e) $15.0 million in repayment of the Revolving Credit Facility, (f) $10.3 million for the repurchase of outstanding warrants to purchase shares of DRC common stock and (g) $10.0 million of debt issuance costs.
During the year ended December 31, 2012, net cash provided by financing activities was $45.5 million. Cash provided by financing activities consisted of (i) $119.8 million from the issuance of debt under our securitization notes and Funding Facilities, and (ii) $80.7 million from issuance of notes payable. These amounts were offset by cash used in financing activities consisting of (a) $114.7 million in repayments on our securitizations and Funding Facilities, (b) $31.3 million in repayments on notes payable, (c) a $6.4 million increase in cash in escrow and restricted cash, and (d) $2.6 million of debt issuance costs.
During the year ended December 31, 2011, net cash provided by financing activities was $93.0 million. Cash provided by financing activities consisted of (i) $206.8 million from the issuance of debt under our securitization notes and Conduit Facility, (ii) $48.2 million in notes payable and (iii) $146.7 million in equity investment received from new investors. These amounts were offset by cash used in financing activities consisting of (a) $138.9 million on our securitizations and Conduit Facility, (b) $16.9 million on notes payable, (c) $5.5 million of debt issuance costs, (d) $16.6 million to purchase a portion of our outstanding stock warrants, including from affiliates of Guggenheim Partners, LLC (“Guggenheim”), (e) $16.4 million to repurchase a portion of common units, (f) $108.7 million to redeem all previously-issued preferred units, (g) $4.6 million in costs related to preferred and common units issued and (h) a $1.0 million increase in cash in escrow and restricted cash.

Indebtedness - The following table presents selected information on our borrowings as of the dates presented below (dollars in thousands):

	December 31, 2013						December 31, 2012
	Principal Balance	Weighted Average Interest Rate	Maturity	Gross Amount of Mortgages and Contracts as Collateral and other Collateral	Borrowing / Funding Availability		Principal Balance
Senior Secured Notes	$374,440	12.0%	8/15/2018	$—	$—		$425,000
Original issue discount related to Senior Secured Notes	(6,548)			—	—		(8,509)
Notes payable-insurance policies (2)	3,130	3.2%	Various	—	—		2,366
Notes payable-other (2)	172	5.5%	Various	—	—		872
Revolving Credit Facility	—		9/11/2017	—	25,000		—
Total Corporate Indebtedness	371,194			—	25,000		419,729

ILXA Inventory Loan (1)(2)(3)	11,268	7.5%	8/31/2015	—	—		15,939
DPM Inventory Loan (1)(2)(3)	6,261	8.0%	Various				1,267
Tempus Inventory Loan (1)(2)(3)	2,308	7.5%	6/30/2016	—	—		2,992
Notes payable-other (1)(2)(3)	11	—%	11/18/2015	—	—		18
PMR Acquisition Loan (1)(2)(3)(4)	—			—	—		62,211
Tempus Acquisition Loan (1)(2)(3)(4)	—			—	—		50,846
Note Payable-RFA fees (1)(2)(3)	—			—	—		1,395
Total Non-Recourse Indebtedness other than Securitization Notes and Funding Facilities	19,848			—	—		134,668

Diamond Resorts Owners Trust 2013-2 (1)	218,235	2.3%	5/20/2026	220,034	—		—
Diamond Resorts Owner Trust 2013-1 (1)	63,059	2.0%	1/20/2025	65,791	—		—
Quorum Facility (1)	47,824	5.9%	12/31/2015	51,755	32,176	(5)	52,417
Diamond Resorts Tempus Owner Trust 2013 (1)	28,950	6.0%	12/20/2023	33,668	—		—
Diamond Resorts Owner Trust 2011-1 (1)	24,792	4.0%	3/20/2023	25,190	—		36,849
Original issue discount related to Diamond Resorts Owner Trust 2011-1	(226)			—	—		(312)
ILXA Receivables Loan (1)(3)	4,766	10.0%	8/31/2015	2,340	—		5,832
Island One Quorum Funding Facility (1)	3,836	8.0%	1/30/2015	4,697	—		—
Island One Conduit Facility (1)	31	7.4%	9/30/2016	719	—		—
Island One Receivables Loan (1)	—			—	—		—
Tempus Receivables Loan (1)(3)	—			—	—		44,027
Payments in transit (1)(3)	—			—	—		(1,150)
10% participation interest (Tempus Acquisition, LLC) (1)(3)	—			—	—		(5,945)
Diamond Resorts Owner Trust 2009-1 (1)	—			—	—		50,025
Original issue discount related to Diamond Resorts Owner Trust 2009-1	—			—	—		(441)
Conduit Facility (1)	—		4/10/2015	—	125,000	(5)	75,000
Total Securitization Notes and Funding Facilities	391,267			404,194	157,176		256,302
Total	$782,309			$404,194	$182,176		$810,699

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

See "Note 16—Borrowings" to our consolidated financial statements included elsewhere in this report for additional information on indebtedness incurred by us.
Senior Secured Notes. On August 13, 2010, we completed the issuance of the $425.0 million Senior Secured Notes. The Senior Secured Notes carry an interest rate of 12.0% and were issued with an original issue discount of 2.5%, or $10.6 million. Interest payments are due in arrears on February 15 and August 15 of each year, commencing February 15, 2011. The Senior Secured Notes mature in August 2018 and may be redeemed by us at any time pursuant to the terms of the Senior Secured Notes. If we redeem, in whole or in part, the Senior Secured Notes prior to August 2014, the redemption price is the face value of the Senior Secured Notes plus an applicable premium, which varies depending upon the redemption date, plus accrued and unpaid interest. If we redeem all or part of the Senior Secured Notes on or after August 2014, the redemption price is 106% of the face value of the Senior Secured Notes, subject to decreases over the next two years.
On August 23, 2013, DRC completed its Tender Offer as required by the Notes Indenture in the event of an IPO. Holders who validly tendered their Notes received $1,120 per $1,000 principal amount of Senior Secured Notes, plus accrued and unpaid interest to (but excluding) the date of purchase. Senior Secured Notes in an aggregate principal amount of $374.4 million remained outstanding as of December 31, 2013 following the completion of the Tender Offer.
The Notes Indenture contains covenants that limit our ability to: (i) incur additional indebtedness or issue certain preferred shares; (ii) create liens; (iii) pay dividends or make other equity distributions; (iv) purchase or redeem capital stock or subordinated debt; (v) make certain investments; (vi) sell assets; (vii) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and (viii) engage in transactions with affiliates. As of December 31, 2013, we were in compliance with the above covenants.
Covenants limiting our ability to incur indebtedness or liens and covenants requiring us to offer to repurchase the Senior Secured Notes are determined by reference to Adjusted EBITDA for us and our restricted subsidiaries. Our restricted subsidiaries are all of our subsidiaries, other than certain subsidiaries that we have designated as unrestricted subsidiaries in accordance with the Notes Indenture. As of December 31, 2013 and December 31, 2012, our unrestricted subsidiaries included our special purpose subsidiaries formed for the purpose of acquiring assets and assuming related liabilities in connection with strategic acquisitions (including ILX Acquisition Inc. and its subsidiaries; Tempus Acquisition, LLC and its subsidiaries; DPM Acquisition, LLC and its subsidiaries; and Aegean Blue Holdings Plc and its subsidiaries), as well as FLRX (which currently conducts no operations and has no material assets) and its subsidiaries. Neither we nor any of our restricted subsidiaries has assumed or guaranteed the indebtedness of any of our unrestricted subsidiaries. See “Commitments and Contingencies—FLRX Litigation” for further detail regarding FLRX and “Use of Special-Purpose Subsidiaries Related to Acquisitions” for a description of our use of special-purpose subsidiaries.
Pursuant to the Notes Indenture:

•
we and our restricted subsidiaries are restricted from incurring any indebtedness (as defined in the Notes Indenture), unless on the date of, and after giving effect to, the incurrence of any such indebtedness, the Fixed Charge Coverage Ratio (which is defined in the Notes Indenture and represents the ratio of (i) Adjusted EBITDA for us and our restricted subsidiaries for the most recent four fiscal quarters for which financial statements are available to (ii) our consolidated interest expense (as defined in the Notes Indenture), subject to specified exceptions and qualifications) exceeds 2.0 to 1.0;

•
we and our restricted subsidiaries are restricted from incurring any lien, pledge, security interest or other encumbrance on our assets other than specified permitted liens (as defined in the Notes Indenture), which permitted liens include liens on the collateral to secure indebtedness incurred, so long as our Secured Debt Ratio (which is defined in the Notes Indenture and represents the ratio of (i) total indebtedness of us and our restricted subsidiaries that is secured by liens on any of the collateral under the security documents relating to the Senior Secured Notes to (ii) Adjusted EBITDA for us and our restricted subsidiaries for the four most recently ended fiscal quarters, subject to adjustments specified in the Notes Indenture), after giving effect to the incurrence of any such indebtedness, would not be greater than 2.5 to 1.0; and

•
within a specified period following each calendar year end, we are required to make an offer to repurchase Senior Secured Notes to the extent of 50% of any Excess Cash Flow (which is defined in the Notes Indenture and is derived from Adjusted EBITDA for us and our restricted subsidiaries), subject to the terms of, and procedures set forth in, the Notes Indenture.

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
Adjusted EBITDA for us and our restricted subsidiaries is derived from our consolidated Adjusted EBITDA, which we calculate in accordance with the Notes Indenture as our net income (loss), plus: (i) corporate interest expense; (ii) provision (benefit) for income taxes; (iii) depreciation and amortization; (iv) Vacation Interest cost of sales; (v) loss on extinguishment of debt; (vi) impairments and other non-cash write-offs; (vii) loss on the disposal of assets; (viii) amortization of loan origination costs; (ix) amortization of net portfolio premiums; and (x) stock-based compensation expense; less (a) gain on the disposal of assets; (b) gain on bargain purchase from business combination; and (c) amortization of net portfolio discounts. Adjusted EBITDA is a non-U.S. GAAP financial measure and should not be considered in isolation, or as an alternative to net cash provided by (used in) operating activities or any other measure of liquidity, or as an alternative to net income (loss), operating income (loss) or any other measure of financial performance, in any such case calculated and presented in accordance with U.S. GAAP. Provided below is additional information regarding the calculation of Adjusted EBITDA for purposes of the Notes Indenture.
Corporate interest expense is added back because interest expense is a function of outstanding indebtedness, not operations, and can be dependent on a company’s capital structure, debt levels and credit ratings. Accordingly, corporate interest expense can vary greatly from company to company and across periods for the same company. However, in calculating Adjusted EBITDA, interest expense related to lines of credit secured by the mortgages and contracts receivable generated in the normal course of selling Vacation Interests is not added back to net (loss) income because this borrowing is necessary to support our Vacation Interest sales business.
Loss on extinguishment of debt includes the effect of write-offs of capitalized debt issuance costs and substantial modifications of the terms of our indebtedness. While the amounts booked by us with respect to these events include both cash and non-cash items, the entire amounts are related to financing events, and not our ongoing operations. Accordingly, these amounts are treated similarly to corporate interest expense and are added back to net (loss) income in our Adjusted EBITDA calculation.
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
Stock-based compensation is excluded from our Adjusted EBITDA calculation because it represents a non-cash item. We calculate our stock-based compensation utilizing the Black-Scholes option pricing model that is dependent on management's estimate on the expected volatility, the average expected option life, the risk-free interest rate, the expected annual dividend per share and the annual forfeiture rate. A small change in any of the estimates could have a material impact on the stock-based compensation expense. Accordingly, stock-based compensation can vary greatly from company to company and across periods for the same company.
In addition to covenants contained in the Notes Indenture, financial covenants governing the Conduit Facility and the Revolving Credit Facility are determined by reference to measures calculated in a manner similar to the calculation of Adjusted EBITDA. Further, Adjusted EBITDA is not only used for purposes of determining compliance with covenants in our debt-related agreements, but our management also uses our consolidated Adjusted EBITDA: (i) for planning purposes, including the preparation of our annual operating budget; (ii) to allocate resources to enhance the financial performance of our business; (iii) to evaluate the effectiveness of our business strategies and (iv) as a factor for determining compensation for certain personnel.
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
We encourage investors and securities analysts to review our U.S. GAAP consolidated financial statements included elsewhere in this annual report on Form 10-K, and investors and securities analysts should not rely solely or primarily on Adjusted EBITDA or any other single financial measure to evaluate our liquidity or financial performance.
The following tables present Adjusted EBITDA for us and our restricted subsidiaries, as calculated in accordance with, and for purposes of covenants contained in, the Notes Indenture, reconciled to each of (i) our net cash (used in) provided by operating activities and (ii) our net (loss) income for the years ended December 31, 2013, 2012 and 2011.

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Net cash (used in) provided by operating activities	$(5,409)	$24,600	$9,292
Provision (benefit) for income taxes	5,777	(14,310)	(9,517)
Provision for uncollectible Vacation Interest sales revenue(a)	(44,670)	(25,457)	(16,562)
Amortization of capitalized financing costs and original issue discounts(a)	(7,079)	(6,293)	(6,138)
Non-cash expense related to the Alter Ego Suit(a)	(5,508)	—	—
Deferred income taxes(b)	(3,264)	13,010	8,567
Cash portion of loss on extinguishment of debt(a)	8,102	—	—
(Loss) gain on foreign currency(c)	(245)	(113)	72
Gain on mortgage purchase(a)	111	27	196
Unrealized gain on derivative instruments(d)	—	—	79
Unrealized loss on post-retirement benefit plan(e)	(887)	—	—
Gain on insurance settlement(f)	—	—	3,535
Corporate interest expense(g)	72,215	77,422	63,386
Change in operating assets and liabilities excluding acquisitions(h)	144,327	12,183	15,325
Vacation Interest cost of sales(i)	56,695	32,150	(9,695)
Adjusted EBITDA - Consolidated	220,165	113,219	58,540
Less: Adjusted EBITDA - Unrestricted Subsidiaries(j)	30,238	8,957	(12,349)
Plus: Intercompany elimination(k)	29,095	19,058	3,203
Adjusted EBITDA - Diamond Resorts International, Inc. and Restricted Subsidiaries	$219,022	$123,320	$74,092

(a)    Represents non-cash charge or gain.
(b)    Represents the deferred income tax liability arising from the difference between the treatment for financial reporting purposes as compared to income tax return purposes, primarily related to the Island One Acquisition and the PMR Service Companies Acquisition in 2013, the PMR Acquisition in 2012 and the Tempus Resorts Acquisition in 2011.

(c)
Represents net realized (losses) gains on foreign exchange transactions settled at (unfavorable) favorable exchange rates and unrealized net (losses) gains resulting from the (devaluation) appreciation of foreign currency-denominated assets and liabilities.

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

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Net (loss) income	$(2,525)	$13,643	$10,303
Plus: Corporate interest expense(a)	72,215	77,422	63,386
Provision (benefit) for income taxes	5,777	(14,310)	(9,517)
Depreciation and amortization(b)	28,185	18,857	13,966
Vacation Interest cost of sales(c)	56,695	32,150	(9,695)
Loss on extinguishment of debt(c)	15,604	—	—
Impairments and other non-cash write-offs(b)	1,587	1,009	1,572
Gain on the disposal of assets(b)	(982)	(605)	(708)
(Gain) on bargain purchase from business combinations(d)	(2,879)	(20,610)	(14,329)
Amortization of loan origination costs(b)	5,419	3,295	2,762
Amortization of net portfolio premium (discounts)(b)	536	(953)	800
Stock-based compensation(e)	40,533	3,321	—
Adjusted EBITDA - Consolidated	220,165	113,219	58,540
Less: Adjusted EBITDA - Unrestricted Subsidiaries(f)	30,238	8,957	(12,349)
Plus: Adjusted EBITDA - Intercompany elimination(g)	29,095	19,058	3,203
Adjusted EBITDA - Diamond Resorts International, Inc. and Restricted Subsidiaries	$219,022	$123,320	$74,092

(a)	Corporate interest expense does not include interest expense related to non-recourse indebtedness incurred by our special-purpose vehicles that is secured by our VOI consumer loans.

(b)	These items represent non-cash charges/gains.

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

(d)
Represents the amount by which the fair value of the assets acquired net of the liabilities assumed in the PMR Service Companies Acquisition, the PMR Acquisition and the Tempus Resorts Acquisition exceeded the respective purchase prices in 2013, 2012 and 2011, respectively.

(e)	Represents the non-cash charge related to stock-based compensation due to stock options exercisable for approximately 6.6 million shares of common stock we issued in connection with the IPO.

(f)	Represents the Adjusted EBITDA of unrestricted subsidiaries as defined in, and calculated in accordance with, the Notes Indenture.
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
Conduit Facility, 2009 Securitization, 2011 Securitization, 2013-1 Securitization, Tempus 2013 Notes and 2013-2 Securitization. On November 3, 2008, we entered into agreements for our Conduit Facility, pursuant to which we issued secured VOI receivable-backed variable funding notes designated Diamond Resorts Issuer 2008 LLC Variable Funding Notes in an aggregate principal amount not to exceed $215.4 million, which was decreased to $200.0 million, $73.4 million and $64.6 million on March 27, 2009, October 15, 2009 and August 31, 2010, respectively.
On October 14, 2011, we amended and restated the Conduit Facility agreement to extend the maturity date of the facility to April 12, 2013. That amended and restated Conduit Facility agreement provided for a $75.0 million, 18-month facility that was annually renewable for 364-day periods at the election of the lenders. The advance rates on loans receivable in the portfolio were limited to 75% of the face value of the eligible loans. On April 11, 2013, we entered into another amended and restated Conduit Facility agreement that extended the maturity date of the facility to April 10, 2015. That amended and restated Conduit Facility provides for a $125.0 million, 24-month facility that is annually renewable for 364-day periods at the election of the lenders, bears interest at either LIBOR or the commercial paper rate (each having a floor of 0.50%) plus 3.25% and has a non-use fee of 0.75%. The overall advance rate on loans receivable in the portfolio is limited to 85% of the aggregate face value of the eligible loans.
In July 2010, we entered into an interest rate cap agreement to manage our exposure to interest rate increases associated with the Conduit Facility. During the year ended December 31, 2012, we entered into a series of interest rate cap agreements to further limit our exposure to interest rate increases associated with the Conduit Facility. The 2010 and 2012 Cap Agreements expired on July 20, 2013. During the year ended December 31, 2013, we entered into two interest rate swap agreements, both of which were terminated on November 20, 2013 concurrent with the paydown of the Conduit Facility. See "Note 3—Concentrations of Risk" to our consolidated financial statements included elsewhere in this report and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" below for further detail on these cap agreements.
The Conduit Facility is subject to covenants, including the maintenance of specific financial ratios. The financial ratio covenants consist of a minimum consolidated interest coverage ratio of at least 1.5 to 1.0 as of the measurement date and a maximum consolidated leverage ratio not to exceed 5.0 to 1.0 on each measurement date. The consolidated interest coverage ratio is calculated by dividing Consolidated EBITDA (as defined in the credit agreement) by Consolidated Interest Expense (as defined in the credit agreement); both are measured on a trailing 12-month basis preceding the measurement date. As of December 31, 2013, our interest coverage ratio was 4.67x. The consolidated leverage ratio is calculated by dividing Total Funded Debt (as defined in the credit agreement) minus unrestricted cash and cash equivalents as of the measurement date by Consolidated EBITDA as measured on a trailing 12-month basis preceding the measurement date. As of December 31, 2013, our consolidated leverage ratio was 1.62x. Covenants in the Conduit Facility also include a minimum liquidity requirement. The total liquidity covenant stipulates that our aggregate unrestricted cash and cash equivalents as of the measurement date must exceed $10.0 million through the Commitment Expiration Date. As of December 31, 2013, our unrestricted cash and cash equivalents under the non-special-purpose subsidiaries was $26.7 million, which exceeded the minimum requirement by $16.7 million. As of December 31, 2013, we were in compliance with all of these covenants.
On October 15, 2009, we completed our 2009 securitization transaction and issued two consumer loan backed notes designated as the DROT 2009 Class A Notes and the DROT 2009 Class B Notes, (together, the "DROT 2009 Notes"). The DROT 2009 Class A Notes carried an interest rate of 9.3% and had an initial face value of $169.2 million. The DROT 2009 Class B Notes carried an interest rate of 12.0% and had an initial face value of $12.8 million. The DROT 2009 Notes had an original maturity date of March 20, 2026. The net proceeds received were $181.1 million compared to the $182.0 million face value, and we recorded the $0.9 million difference as an original issue discount on the securitization notes payable. Also on October 15, 2009, we used the proceeds from the DROT 2009 Notes to pay down the $148.9 million then-outstanding principal balance under our Conduit Facility, along with requisite accrued interest and fees associated with both conduit facilities. On October 21, 2013, we redeemed all of the DROT 2009 Class A Notes and Class B Notes at aggregate redemption prices of $24.4 million and $1.8 million, respectively, using the proceeds from borrowings under the Conduit Facility.
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
On January 23, 2013, we completed a securitization transaction that was comprised of A+ and A rated notes with a face value of $93.6 million and issued THE DROT 2013-1 Notes. The DROT 2013-1 Notes mature on January 20, 2025 and carry a weighted average interest rate of 2.0%. The net proceeds were used to pay off the $71.3 million then-outstanding principal balance under our Conduit Facility and to pay expenses incurred in connection with the issuance of the DROT 2013-1 Notes, including the funding of a reserve account required thereby with any remaining proceeds transferred to us for general corporate use.
On September 20, 2013, we completed a securitization transaction and issued the Tempus 2013 Notes with a face value of $31.0 million. The notes bear interest at a rate of 6.0% per annum and mature on December 20, 2023. The proceeds from the Tempus 2013 Notes were used to pay off in full the then-outstanding principal balances and accrued interest and fees under the Tempus Receivables Loan and Notes Payable—RFA fees.
On November 20, 2013, we completed another securitization transaction that was comprised of AA and A+ rated notes with a face value of $225.0 million that included a $44.7 million prefunding account. The initial proceeds of $180.3 million were used to pay off the $152.8 million then-outstanding principal balance, accrued interest and fees associated with the Conduit Facility, terminate the July 2013 and August 2013 Swaps, pay certain expenses incurred in connection with the issuance of the DROT 2013-2 Notes, and fund related reserve accounts with any remaining proceeds transferred to us for general corporate use. As of December 31, 2013, cash in escrow and restricted cash includes $23.3 million related to the prefunding account, all of which was released to our unrestricted cash account in January 2014.
Quorum Facility. Our subsidiary, DRI Quorum 2010, LLC (“DRI Quorum”), entered into a Loan Sale and Servicing Agreement (the “LSSA"), dated as of April 30, 2010 with Quorum, as purchaser. The LSSA and related documents provide for an aggregate minimum $40.0 million loan sale facility and joint marketing venture where DRI Quorum may sell eligible consumer loans and in-transit loans to Quorum on a non-recourse, permanent basis, provided that the underlying consumer obligor is a Quorum credit union member. The joint marketing venture has a minimum term of two years, and the LSSA provides for a purchase period of two years. The purchase price payment and the program purchase fee are each determined at the time that the loan is sold to Quorum. To the extent excess funds remain after payment of the sold loans at Quorum’s purchase price, such excess funds are required to be remitted to us as a deferred purchase price payment. The LSSA was amended on April 27, 2012 to increase the aggregate minimum committed amount of the Quorum Facility to $60.0 million. The LSSA was further amended and restated effective as of December 31, 2012 to increase the aggregate minimum committed amount of the Quorum Facility to $80.0 million and to extend the term of the agreement to December 31, 2015; provided that Quorum may further extend the term for additional one-year periods by written notice. Through December 31, 2013, the weighted average purchase price payment was 88.5% of the obligor loan amount, and the weighted average program purchase fee was 5.9%.
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
Tempus Acquisition Loan and Tempus Resorts Acquisition Financing. On July 1, 2011, we completed the Tempus Resorts Acquisition through Mystic Dunes, LLC, a wholly-owned subsidiary of Tempus Acquisition, LLC. In order to fund the Tempus Resorts Acquisition, Tempus Acquisition, LLC entered into a Loan and Security Agreement with Guggenheim Corporate Funding, LLC, as administrative agent for the lenders, which include affiliates of, or funds or accounts managed or advised by, Guggenheim Partners Investment Management, LLC, which is an affiliate of the Guggenheim Investor, and Silver Rock Financial LLC, another investor of ours (the “Tempus Acquisition Loan”). The Tempus Acquisition Loan was collateralized by all assets of Tempus Acquisition, LLC. The Tempus Acquisition Loan was initially in an aggregate principal amount of $41.1 million (which included a $5.5 million revolving loan). The Tempus Acquisition Loan bore interest at a rate of 18.0% (of which an amount equal to not less than 10.0% per annum was paid in cash on a quarterly basis and the remaining accrued amount was to be paid, at our election, in cash or in kind by adding the applicable accrued amount to principal), and was scheduled to mature on June 30, 2015. In addition, Tempus Acquisition, LLC paid a 2.0% closing fee based on the initial Tempus Acquisition Loan balance as of July 1, 2011 and was also required to make an exit fee payment for up to 10% of the initial Tempus Acquisition Loan balance upon the final payment-in-full of the outstanding balance under the loan. Tempus Acquisition, LLC was required to make principal prepayments equal to (i) on a monthly basis, 40% of the aggregate interval purchase price received by Mystic Dunes, LLC in the prior month, (ii) within one business day of receipt, net participation proceeds payments less amounts attributable to interest paid, generated by Tempus Acquisition, LLC's acquisition of a participating interest in the Tempus Receivables Loan (as defined below), (iii) 100% of excess cash flow from the Tempus Resorts Acquisition and the Aegean Blue Acquisition, commencing with the quarter ending December 31, 2012, and (iv) $0.3 million, payable monthly, commencing in January 2013. Within 30 days after the end of each calendar year commencing with calendar year 2012, Tempus Acquisition, LLC was also required to make an additional prepayment in an amount equal to the difference between the aggregate principal prepayments paid in the calendar year and $5.0 million, such that a minimum of $5.0 million in aggregate annual principal reductions were made. On September 28, 2012, Tempus Acquisition, LLC amended the Loan and Security Agreement to terminate the revolving loan and transfer the then-outstanding balance under the revolving loan to the term loans. On October 4, 2012, Tempus Acquisition, LLC further amended the Loan and Security Agreement to provide an additional $6.6 million borrowing under the term loans to fund the Aegean Blue Acquisition. The Tempus Acquisition Loan was further amended on November 20, 2012 and December 31, 2012 to increase the term loans by $2.5 million and $5.0 million, respectively, to pay separation payments to principals of the Mystic Dunes resorts, and to fund guaranties and indemnities required to be paid to Mystic Dunes, LLC's HOAs. Some of the investment advisory clients of Wellington Management Company, LLP, which are investors in our company, became lenders under this credit facility in connection with the December 2012 amendment to the Tempus Acquisition Loan.
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
On July 24, 2013, we repaid all outstanding indebtedness under the Tempus Acquisition Loan in the principal amount of $46.7 million, along with $0.6 million in accrued interest and $2.7 million in exit fees and other fees, using the proceeds from the IPO. In addition, the Mystic Dunes Loan was paid off in full.
On July 1, 2011, Mystic Dunes Receivables, LLC, a subsidiary of Mystic Dunes, LLC, entered into a Loan and Security Agreement with Resort Finance America, LLC (the “Tempus Receivables Loan”). The Tempus Receivables Loan was a receivables credit facility in the amount of $74.5 million, collateralized by mortgages and contracts receivable acquired in the Tempus Resorts Acquisition. All cash flows received from customer payments, including principal, interest and miscellaneous fees (net of contractual servicing costs), were used to pay the principal and accrued interest balances on the Tempus Receivables Loan. In addition, Mystic Dunes Receivables, LLC was required to make additional principal payments in the event the aging status of the receivables in the underlying portfolio did not meet certain requirements. During the years ended December 31, 2013 and 2012, Mystic Dunes, LLC made additional principal payments of $0.3 million and $0.1 million, respectively, pursuant to this requirement. The Tempus Receivables Loan bore interest at a rate that was the higher of (i) one-month LIBOR plus 7.0% or (ii) 10%, adjusted monthly, and was scheduled to mature on July 1, 2015. Furthermore, we were obligated to pay Resort Finance America, LLC an initial defaulted timeshare loans release fee over 36 months from August 2011 through July 2014 ("Notes Payable—RFA fees"). The fee was recorded at fair value as of July 1, 2011, using a discount rate of 10%.
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

In order to fund the PMR Acquisition, on May 21, 2012, DPMA entered into a Loan and Security Agreement with Guggenheim Corporate Funding, LLC, as administrative agent for the lenders, which include affiliates of, or funds or accounts managed or advised by, Guggenheim Partners Investment Management, LLC, which is an affiliate of the Guggenheim Investor, Wellington Management Company, LLP, one of our investors, and Silver Rock Financial LLC, another one of our investors (the "PMR Acquisition Loan"). The PMR Acquisition Loan was collateralized by substantially all of the assets of DPMA. The PMR Acquisition Loan was initially in an aggregate principal amount of $71.3 million (consisting of a $61.3 million term loan and a $10.0 million revolving loan). The PMR Acquisition Loan bore interest at a rate of 18.0% (of which an amount equal to not less than 10.0% per annum was paid in cash on a quarterly basis and the remaining accrued amount was to be paid, at our election, in cash or in kind by adding the applicable accrued amount to principal), and was scheduled to mature on May 21, 2016.
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
On July 24, 2013, we repaid all outstanding indebtedness under the PMR Acquisition Loan in the principal amount of $58.3 million, along with $0.8 million in accrued interest and $3.1 million in exit fees and other fees, using the proceeds from the IPO.
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

Revolving Credit Facility. On September 11, 2013, we entered into a $25.0 million Revolving Credit Facility, which provides that, subject to customary borrowing conditions, we may, from time to time prior to the fourth anniversary of the effective date of the Revolving Credit Facility, borrow, repay and re-borrow loans in an aggregate amount outstanding at any time not to exceed $25.0 million. Borrowings under the Revolving Credit Facility bear interest, at our option, at a variable rate equal to the sum of LIBOR plus 4.0% per annum or an adjusted base rate plus 3% per annum. The Revolving Credit Facility is subject to negative covenants generally consistent with the negative covenants applicable to the Senior Secured Notes. The repayment of borrowings and certain other obligations under the Revolving Credit Facility is secured on a pari passu basis by the collateral that secures the Senior Secured Notes. On October 25, 2013, we paid off in full the $15.0 million then-outstanding principal balance under the Revolving Credit Facility using the proceeds from borrowings under the Conduit Facility.
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
In addition, in the Island One Acquisition, we assumed a mortgage-backed loan (the "Island One Receivables Loan") that bore interest at the published Wall Street Journal prime rate plus 5.5%, with a floor of 7.0%. The Island One Receivables Loan was scheduled to mature on May 27, 2016 and was collateralized by certain consumer loan portfolios. The advance rates on loans receivable in the portfolio were limited to 70.0% to 90.0% of the face value of the eligible loans, depending upon the credit quality of the underlying mortgages. The Island One Receivables Loan was subject to certain financial covenants, including a minimum tangible net worth and a maximum debt to tangible net worth ratio. On October 28, 2013, we paid off in full the then-outstanding principal balance under the Island One Receivables Loan in an amount equal to $4.1 million, using our general corporate funds.

Furthermore, in the Island One Acquisition, we assumed a conduit facility that matures on September 30, 2016 (the "Island One Conduit Facility"). The Island One Conduit Facility bears interest rate at 7.4% per annum and is secured by certain consumer loan portfolios and guaranteed by Island One, Inc. We are required to make mandatory monthly principal payments, based upon the aggregate remaining outstanding principal balance of the eligible underlying collateral. Under the terms of the Island One Conduit Facility, we may, subject to certain limitations, repurchase defaulted receivables or make additional principal payments.
In the Island One Acquisition, we also assumed a note payable secured by certain real property in Orlando, Florida (the "Island One Note Payable"). The loan bore interest at 5.0% per annum and required monthly principal and interest payments, until it was repaid in full on December 31, 2013.
Our indebtedness under the DROT 2011 Notes, the DROT 2013-1 Notes, the DROT 2013-2 Notes, the Conduit Facility, the Quorum Facility, the ILXA Receivables Loan, the ILXA Inventory Loan, the Tempus 2013 Notes, the Tempus Inventory Loan, the DPM Inventory Loan, the Island One Quorum Funding Facility and the Island One Conduit Facility is non-recourse. Our securitizations represent debt that is securitized through bankruptcy-remote special-purpose entities, the creditors of which have no recourse to DRII, DRP or DRC for principal or interest. The funds received from the obligors of our consumer loans are directly used to pay the principal and interest due on the securitization notes.
Notes Payable. We finance premiums on certain insurance policies under unsecured notes. One unsecured note matured in February 2014 and carried an interest rate of 3.2% per annum. The other unsecured note will mature in September 2014 and carries an interest rate of 3.3% per annum. In addition, we purchased certain software licenses during the year ended December 31, 2012, with monthly interest-free payments due for the next two years, and this obligation was recorded at fair value using a discount rate of 5.7%.
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
Deferred Taxes. As of December 31, 2013, we had available approximately $335.9 million of unused federal net operating loss carry forwards, $331.9 million of unused state net operating loss carry forwards, and $128.8 million of foreign net operating loss carry forwards with expiration dates from 2018 through 2033 (except for certain foreign net operating loss carry forwards that do not expire) that may be applied against future taxable income, subject to certain limitations.
As a result of the IPO and the resulting change in ownership, our federal net operating losses will be limited under Internal Revenue Code Section 382 with a prorated limitation of $13.1 million in 2013, and an additional $29.5 million that becomes available each year. State net operating loss carry forwards are also available for use subject to similar limitations in many cases.
Commitments and Contingencies. From time to time, we or our subsidiaries are subject to certain legal proceedings and claims in the ordinary course of business.

FLRX Litigation. FLRX was a defendant in a lawsuit originally filed in July 2003, alleging the breach of certain contractual terms relating to the obligations under a stock purchase agreement for the acquisition of FLRX in 1998, as well as certain violations under applicable consumer protection acts.
In January 2010, following a jury trial, a Washington state court entered a judgment against FLRX, awarded plaintiffs damages of $30.0 million plus post-judgment interest at a rate of 12% per annum and attorney's fees of approximately $1.5 million plus accrued interest, and ordered specific performance of certain ongoing contractual obligations pursuant to the FLRX Judgment. FLRX's appeal and petition for review of the verdict were denied. Any liability in this matter is not covered by insurance. Neither DRC nor any of its other subsidiaries was a party to this lawsuit.

In April 2012, the plaintiffs in the FLRX case filed the Alter Ego Suit in King County Superior Court in the State of Washington against DRP and DRC. The complaint, which alleged two claims for alter ego and fraudulent conveyance, sought to hold DRP and DRC liable for the judgment entered against FLRX. The Alter Ego Suit was subsequently removed to the U.S District Court for the Western District of Washington, and DRP was dismissed as a defendant.
On November 15, 2013, the parties to the Alter Ego Suit executed a settlement agreement which provided for (i) the dismissal of the Alter Ego Suit, with prejudice, (ii) the payment of $5.0 million in cash to the plaintiffs, (iii) the transfer of shares of a subsidiary of DRC whose only assets at the time of transfer were majority interests in two undeveloped real estate parcels in Mexico with a carrying value of $5.3 million and an appraised value of $6.7 million for those majority interests and (iv) the release of DRC and all of its affiliates (other than FLRX) from any liability in connection with the FLRX Judgment or matters relating to that judgment. Such actions were completed in December 2013 and January 2014. As a result of the settlement, we recorded a pre-tax charge to earnings of $10.5 million during the fourth quarter of 2013.
The settlement did not impact FLRX's liability under the FLRX Judgment. Since FLRX currently conducts no operations and has no material assets, and since none of DRII or any other subsidiary has any obligation to provide any funding to FLRX, we believe that we will not have any material liability when the case against FLRX is ultimately resolved. It is possible that FLRX may at some point determine to file for protection under the Federal Bankruptcy Code.
Off-Balance Sheet Arrangements. As of December 31, 2013, we did not have any off-balance sheet arrangements (as defined in Item 303(a)(4) of Regulation S-K).
Contractual Obligations. The following table presents obligations and commitments to make future payments under contracts and under contingent commitments as of December 31, 2013 (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior Secured Notes, including interest payable	$582,255	$44,933	$89,866	$447,456	$—
Securitization notes payable, including interest payable (1)	190,246	57,276	89,821	19,530	23,619
Notes payable, including interest payable	27,286	12,529	8,663	3,047	3,047
Purchase obligations	2,295	2,295	—	—	—
Operating lease obligations	38,614	11,544	14,913	11,627	530
Total	$840,696	$128,577	$203,263	$481,660	$27,196
  _____________________
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

	For the Year ended December 31,
	2013	2012	2011
Revenue
North America	$647,002	$476,053	$346,803
Europe	82,786	47,615	44,218
Total Revenues	$729,788	$523,668	$391,021

	December 31, 2013	December 31, 2012
Mortgages and contracts receivable, net
North America	$402,728	$310,955
Europe	2,726	1,977
Total mortgages and contracts receivable, net	$405,454	$312,932

Unsold Vacation Interests, net
North America	$250,619	$275,352
Europe	47,491	40,515
Total unsold Vacation Interests, net	$298,110	$315,867

Property and equipment, net
North America	$56,043	$50,643
Europe	4,353	4,477
Total property and equipment, net	$60,396	$55,120

Goodwill
North America	$30,632	$—
Europe	—	—
Total goodwill	$30,632	$—

Other intangible assets, net
North America	$191,649	$103,141
Europe	6,983	9,357
Total other intangible assets, net	$198,632	$112,498

Total long-term assets, net
North America	$931,672	$740,091
Europe	61,553	56,326
Total long-term assets, net	$993,225	$796,417

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
In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 clarifies the balance sheet presentation of such items and is applicable to all entities that have an unrecognized tax benefit due to a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We believe that the adoption of this update will primarily result in increased disclosures.
In January 2014. the FASB issued ASU No. 2014-04, Receivables - Troubled Debt Restructurings by Creditors
(Subtopic 310-40)—Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure
("ASU 2014-04"). ASU 2014-04 clarifies when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate recognized. ASU 2014-04 is effective for public business entities for annual periods and interim periods within those annual periods beginning after December 15, 2014. We will adopt ASU 2014-04 as of our interim period ending March 31,
2014. We believe that the adoption of this update will not have a material impact on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Inflation. Inflation and changing prices have not had a material impact on our revenues, income (loss) from operations, and net (loss) income during any of our three most recent fiscal years. However, to the extent inflationary trends affect short-term interest rates, a portion of our debt service costs, as well as the rates we charge on our consumer loans, may be affected.
Interest Rate Risk. Historically, we have been exposed to interest rate risk through our variable rate indebtedness, including our Conduit Facility discussed above, which we have attempted to manage through the use of derivative financial instruments. For example, we are required to hedge 90% of the outstanding note balance under our Conduit Facility. We do not hold or issue financial instruments for trading purposes and do not enter into derivative transactions that would be considered speculative positions. To manage exposure to counterparty credit risk in interest rate swap and cap agreements, we enter into agreements with highly rated institutions that can be expected to fully perform under the terms of such agreements. At December 31, 2013, we had no outstanding balance under the Conduit Facility and, as a result, no derivative financial instruments.
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
As of December 31, 2013, 1.1% of our borrowings, or $8.6 million, bore interest at variable rates. However, all of our variable-rate borrowings require a minimal interest rate floor when LIBOR is below certain levels. Assuming the level of variable-rate borrowings outstanding at December 31, 2013, a hypothetical one percentage point increase in the 2013 average interest rate payable on these borrowings would have no impact on our interest expense or net (loss) income.
Foreign Currency Translation Risk. In addition to our operations throughout the U.S., we conduct operations in international markets from which we receive, at least in part, revenues in foreign currencies. For example, we receive Euros and British Pounds Sterling in connection with operations in our European managed resorts and European VOI sales and Mexican Pesos in connection with our operations in Mexico. Because our financial results are reported in U.S. dollars, fluctuations in the value of the Euro and British Pound Sterling against the U.S. dollar have had, and will continue to have, an effect, which may be significant, on our reported financial results. A decline in the value of any of the foreign currencies in which we receive revenues, including the Euro, British Pound Sterling or Mexican Peso, against the U.S. dollar will tend to reduce our reported revenues and expenses, while an increase in the value of any such foreign currencies against the U.S. dollar will tend to increase our reported revenues and expenses. Variations in exchange rates can significantly affect the comparability of our financial results between financial periods. For additional information on the potential impact of exchange rate fluctuations on our financial results, see "Item 1A. Risk Factors—Fluctuations in foreign currency exchange rates, including as a result of the ongoing European debt crisis, may affect our reported results of operations."

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See "Financial Statements and Financial Statements Index" commencing on page F-1 hereof.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES
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
Management's Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (1992). Based on this assessment, our management concluded that, as of December 31, 2013, we did not have any material weaknesses in our internal control over financial reporting and our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the information to be set forth under the captions "Proposal No. 1—Election of Directors," "—Nominees," "—Other Continuing Directors," "Executive Officers," "Governance of the Company" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement in connection with our 2014 Annual Meeting of Stockholders (the "2014 Proxy Statement"), which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2013 pursuant to Regulation 14A.

ITEM 11.     EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the information to be set forth under the caption "Executive Compensation" in the 2014 Proxy Statement.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the information to be set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2014 Proxy Statement.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

The information required by this item is incorporated by reference to the information to be set forth under the captions "Certain Relationships and Related Transactions" and "Director Independence" in the 2014 Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the information to be set forth under the caption “Proposal No. 2—Ratification of Appointment of Independent Registered Public Accounting Firm—Independent Auditor Fees” in the 2014 Proxy Statement.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this Annual Report

1. Consolidated Financial Statements
See the consolidated financial statements required to be filed in this Form 10-K commencing on page F-1 hereof.
2. Exhibits

Exhibit	Description
2.1
Asset Purchase Agreement, dated as of October 24, 2011, among Pacific Monarch Resorts, Inc., Vacation Interval Realty, Inc., Vacation Marketing Group, Inc., MGV Cabo, LLC, Desarrollo Cabo Azul, S. de R.L. de C.V., Operadora MGVM S. de R.L. de C.V., and DPM Acquisition, LLC (incorporated by reference to Exhibit 10.1 to Diamond Resorts Corporation’s Current Report on Form 8-K filed on October 28, 2011)

2.2
Asset Purchase Agreement, dated as of June 12, 2013, by and among DPM Acquisition, LLC, Resort Services Group, LLC, Monarch Owner Services, LLC, Monarch Grand Vacations Management, LLC and Mark Post (incorporated by reference to Exhibit 2.1 to Diamond Resorts Corporation’s Current Report on Form 8-K filed on June 18, 2013)

2.3
Transaction Agreement, dated as of July 1, 2013, by and among Diamond Resorts International, Inc., Island One, Inc., Crescent One, LLC and Timeshare Acquisitions, LLC (incorporated by reference to Exhibit 2.1 to Diamond Resorts Corporation’s Current Report on Form 8-K filed on July 8, 2013)

3.1
Amended and Restated Certificate of Incorporation of Diamond Resorts International, Inc. (incorporated by reference to Exhibit 3.1 to Diamond Resorts International's Quarterly Report on Form 10-Q filed on August 8, 2013)

3.2	Amended and Restated Bylaws of Diamond Resorts International, Inc. (incorporated by reference to Exhibit 3.2 to Diamond Resorts International's Quarterly Report on Form 10-Q filed on August 8, 2013)
4.1
Form of Common Stock Certificate of Diamond Resorts International, Inc. (incorporated by reference to Exhibit 4.1 to Diamond Resorts International, Inc.'s Amendment No. 1 to Registration Statement on Form S-1 filed on July 9, 2013 (file number 333-189306))

4.2
Indenture, dated as of August 13, 2010, among Diamond Resorts Corporation, Diamond Resorts Parent, LLC, Diamond Resorts Holdings, LLC, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Diamond Resorts Corporation’s Registration Statement on Form S-4 filed on March 11, 2011 (file number 333-172772))

4.3
Security Agreement, dated August 13, 2010, among Diamond Resorts Parent, LLC, Diamond Resorts Holdings, LLC, Diamond Resorts Corporation, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as collateral agent (incorporated by reference to Exhibit 4.3 to Diamond Resorts Corporation’s Registration Statement on Form S-4 filed on March 11, 2011 (file number 333-172772))

4.4	Form of 12.00% Senior Secured Notes due 2018 (included in Exhibit 4.2)
10.1
Indenture, dated as of October 1, 2009, by and among Diamond Resorts Owner Trust 2009-1, Diamond Resorts Financial Services, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.4 to Amendment No. 2 to Diamond Resorts Corporation’s Registration Statement on Form S-4 filed on June 21, 2011 (file number 333-172772))

10.2
Note Purchase Agreement, dated as of October 9, 2009, by and between Diamond Resorts Owner Trust 2009-1 and Diamond Resorts Corporation, and confirmed and accepted by Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to Diamond Resorts Corporation’s Registration Statement on Form S-4 filed on May 2, 2011 (file number 333-172772))

10.3
Purchase Agreement, dated as of April 30, 2010, by and between Diamond Resorts Finance Holding Company and DRI Quorum 2010 LLC (incorporated by reference to Exhibit 10.11 to Amendment No. 1 to Diamond Resorts Corporation’s Registration Statement on Form S-4 filed on May 2, 2011 (file number 333-172772))

10.4
Securities Purchase Agreement, dated as of June 17, 2010, by and between Diamond Resorts Parent, LLC and DRP Holdco, LLC (incorporated by reference to Exhibit 2.2 to Amendment No. 1 to Diamond Resorts Corporation’s Registration Statement on Form S-4 filed on May 2, 2011 (file number 333-172772))

10.5
Receivables Loan and Security Agreement, dated as of August 31, 2010, by and between Textron Financial Corporation and ILX Acquisition, Inc. (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to Diamond Resorts Corporation’s Registration Statement on Form S-4 filed on May 2, 2011 (file number 333-172772))

10.6
Inventory Loan and Security Agreement, dated as of August 31, 2010, by and between Textron Financial Corporation and ILX Acquisition, Inc. (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to Diamond Resorts Corporation’s Registration Statement on Form S-4 filed on May 2, 2011 (file number 333-172772))

10.7
Securities Purchase Agreement, dated as of February 18, 2011, by and between Diamond Resorts Parent, LLC and the purchasers named therein (incorporated by reference to Exhibit 2.3 to Amendment No. 1 to Diamond Resorts Corporation’s Registration Statement on Form S-4 filed on May 2, 2011 (file number 333-172772))

10.8
Indenture, dated as of April 1, 2011, by and among Diamond Resorts Owner Trust 2011-1, Diamond Resorts Financial Services, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.7 to Diamond Resorts Corporation’s Annual Report on Form 10-K filed on March 30, 2012)

10.9
Note Purchase Agreement, dated as of April 21, 2011, by and between Diamond Resorts Owner Trust 2011-1 and Diamond Resorts Corporation, and confirmed and accepted by Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 10.8 to Diamond Resorts Corporation’s Annual Report on Form 10-K filed on March 30, 2012)

10.10
Amended and Restated Inventory Loan and Security Agreement, dated as of June 30, 2011, by and among Textron Financial Corporation, Mystic Dunes Myrtle Beach, LLC and Mystic Dunes, LLC (incorporated by reference to Exhibit 10.1 to Diamond Resorts Corporation’s Quarterly Report on Form 10-Q filed on August 15, 2011)

10.11
Securities Purchase Agreement, dated as of July 21, 2011, by and among Diamond Resorts Parent, LLC and the purchasers named therein (incorporated by reference to Exhibit 10.1 to Diamond Resorts Corporation’s Current Report on Form 8-K filed on July 26, 2011)

10.12
Redemption Agreement, dated as of July 21, 2011, by and among Diamond Resorts Parent, LLC and the other parties named therein (incorporated by reference to Exhibit 10.2 to Diamond Resorts Corporation’s Current Report on Form 8-K filed on July 26, 2011)

10.13
Redemption Agreement, dated as of July 21, 2011, by and between Cloobeck Diamond Parent, LLC and Diamond Resorts Parent, LLC (incorporated by reference to Exhibit 10.3 to Diamond Resorts Corporation’s Current Report on Form 8-K filed on July 26, 2011)

10.14
Second Amended and Restated Registration Rights Agreement, dated as of July 21, 2011, by and among Diamond Resorts Parent, LLC and the parties named therein (incorporated by reference to Exhibit 10.6 to Diamond Resorts Corporation’s Current Report on Form 8-K filed on July 26, 2011)

10.15
Fifth Amended and Restated Indenture, dated as of April 1, 2013, among Diamond Resorts Issuer 2008 LLC, as issuer, Diamond Resorts Financial Services, Inc., as servicer, Wells Fargo Bank, National Association, as trustee, as custodian and as back-up servicer, and Credit Suisse AG, New York Branch, as Administrative Agent (incorporated by reference to Exhibit 10.1 to Diamond Resorts Corporation’s Current Report on Form 8-K filed on April 17, 2013)

10.16
Fourth Amended and Restated Sale Agreement, dated as of April 1, 2013, among Diamond Resorts Depositor 2008 LLC and Diamond Resorts Issuer 2008 LLC (incorporated by reference to Exhibit 10.2 to Diamond Resorts Corporation’s Current Report on Form 8-K filed on April 17, 2013)

10.17
Fourth Amended and Restated Purchase Agreement, dated as of April 1, 2013, among Diamond Resorts Finance Holding Company and Diamond Resorts Depositor 2008 LLC (incorporated by reference to Exhibit 10.3 to Diamond Resorts Corporation’s Current Report on Form 8-K filed on April 17, 2013)

10.18
Lease, dated as of January 16, 2008, by and between H/MX Health Management Solutions, Inc. and Diamond Resorts Corporation (incorporated by reference to Exhibit 10.15 to Amendment No. 1 to Diamond Resorts Corporation’s Registration Statement on Form S-4 filed on May 2, 2011 (file number 333-172772))

10.19
Terms of Engagement Agreement for Individual Independent Contractor, dated as of June 2009, by and between Praesumo Partners, LLC and Diamond Resorts Centralized Services USA, LLC, as amended by the Extension Agreement, effective as of June 1, 2010, by and between Praesumo Partners, LLC and Diamond Resorts Centralized Services Company, successor to Diamond Resorts Centralized Services USA, LLC, and the Amendment to Extension Agreement, dated as of January 1, 2011, by and between Praesumo Partners, LLC and Diamond Resorts Centralized Services Company, successor to Diamond Resorts Centralized Services USA, LLC (incorporated by reference to Exhibit 10.16 to Amendment No. 1 to Diamond Resorts Corporation’s Registration Statement on Form S-4 filed on May 2, 2011 (file number 333-172772))

10.20
Marketing Agreement, dated as of April 30, 2010, by and between Diamond Resorts International Marketing, Inc. and Quorum Federal Credit Union (incorporated by reference to Exhibit 10.1 to Diamond Resorts Corporation’s Quarterly Report on Form 10-Q filed May 15, 2012)

10.21
First Amendment to Marketing Agreement, dated as of April 27, 2012, by and between Diamond Resorts International Marketing, Inc. and Quorum Federal Credit Union (incorporated by reference to Exhibit 10.2 to Diamond Resorts Corporation’s Quarterly Report on Form 10-Q filed May 15, 2012)

10.22
Inventory Loan and Security Agreement dated May 21, 2012 between RFA PMR LoanCo, LLC and DPM Acquisition, LLC (incorporated by reference to Exhibit 10.1 to Diamond Resorts Corporation’s Quarterly Report on Form 10-Q filed August 14, 2012)

10.23
Lease Agreement between 1450 Center Crossing Drive, LLC and Diamond Resorts Corporation for rental of office building (incorporated by reference to Exhibit 10.3 to Diamond Resorts Corporation’s Quarterly Report on Form 10-Q filed August 14, 2012)

10.24+
Amended and Restated Homeowner Association Oversight, Consulting and Executive Management Services Agreement, dated as of December 31, 2012, by and between Diamond Resorts Corporation and Hospitality Management and Consulting Service, L.L.C. (incorporated by reference to Exhibit 10.36 to Diamond Resorts Corporation’s Annual Report on Form 10-K filed on April 1, 2013)

10.25
Amended and Restated Loan Sale and Servicing Agreement, dated as of December 31, 2012, by and among DRI Quorum 2010 LLC, Quorum Federal Credit Union, Diamond Resorts Financial Services, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.37 to Diamond Resorts Corporation’s Annual Report on Form 10-K filed on April 1, 2013)

10.26
Sale Agreement, dated as of January 23, 2013, by and between Diamond Resorts Seller 2013-1, LLC and Diamond Resorts Owner Trust 2013-1. (incorporated by reference to Exhibit 10.1 to Diamond Resorts Corporation’s Current Report on Form 8-K filed on January 29, 2013)

10.27
Indenture, dated as of January 23, 2013, by and among Diamond Resorts Owner Trust 2013-1, Diamond Resorts Financial Services, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to Diamond Resorts Corporation’s Current Report on Form 8-K filed on January 29, 2013)

10.28
Exchange Agreement, dated as of July 17, 2013, by and among Diamond Resorts International, Inc., Diamond Resorts Parent, LLC and the members of Diamond Resorts Parent, LLC party thereto (incorporated by reference to Exhibit 10.4 to Diamond Resorts International's Quarterly Report on Form 10-Q filed on August 8, 2013)

10.29
Redemption Agreement, dated as of July 17, 2013, by and between Cloobeck Diamond Parent, LLC and the members of Cloobeck Diamond Parent, LLC party thereto (incorporated by reference to Exhibit 10.5 to Diamond Resorts International's Quarterly Report on Form 10-Q filed on August 8, 2013)

10.30
Director Designation Agreement, dated as of July 17, 2013, by and among Diamond Resorts International, Inc. and the stockholders party thereto (incorporated by reference to Exhibit 10.6 to Diamond Resorts International's Quarterly Report on Form 10-Q filed on August 8, 2013)

10.31
Stockholders' Agreement, dated as of July 17, 2013, by and among Diamond Resorts International, Inc. and the stockholders party thereto (incorporated by reference to Exhibit 10.7 to Diamond Resorts International's Quarterly Report on Form 10-Q filed on August 8, 2013)

10.32+
Form of Directors' Indemnification Agreement (incorporated by reference to Exhibit 10.46 to Diamond Resorts International, Inc.'s Registration Statement on Form S-1 filed on June 14, 2013 (file number 333-189306))

10.33+
Diamond Resorts International, Inc. 2013 Incentive Compensation Plan (incorporated by reference to Exhibit 10.48 to Diamond Resorts International, Inc.'s Amendment No. 1 to Registration Statement on Form S-1 filed on July 9, 2013 (file number 333-189306))

10.34+
Form of Stock Option Award Agreement (incorporated by reference to Exhibit 10.49 to Diamond Resorts International, Inc.'s Amendment No. 1 to Registration Statement on Form S-1 filed on July 9, 2013 (file number 333-189306))

10.35+
Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.50 to Diamond Resorts International, Inc.'s Amendment No. 1 to Registration Statement on Form S-1 filed on July 9, 2013 (file number 333-189306))

10.36+
Diamond Resorts International, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.51 to Diamond Resorts International, Inc.'s Amendment No. 1 to Registration Statement on Form S-1 filed on July 9, 2013 (file number 333-189306))

10.37
Credit Agreement, dated as of September 11, 2013, by and among Diamond Resorts Corporation, as borrower, Diamond Resorts International, Inc., the lenders party thereto and Credit Suisse AG, as administrative agent, and the exhibits and schedules thereto (incorporated by reference to Exhibit 10.1 to Diamond Resorts International, Inc.'s Current Report on Form 8-K filed on September 17, 2013)

10.38
Indenture, dated as of September 20, 2013, by and among Diamond Resorts Tempus Owner Trust 2013, as issuer, Diamond Resorts Financial Services, Inc., as Servicer, and Wells Fargo Bank, National Association, as indenture trustee and back-up servicer (incorporated by reference to Exhibit 10.1 to Diamond Resorts International, Inc.'s Current Report on Form 8-K filed on September 26, 2013)

10.39
Sale Agreement, dated as of September 20, 2013, by and among Diamond Resorts Tempus Seller 2013, LLC, as seller, Diamond Resorts Tempus Owner Trust 2013, as issuer, and their respective permitted successors and assigns (incorporated by reference to Exhibit 10.2 to Diamond Resorts International, Inc.'s Current Report on Form 8-K filed on September 26, 2013)

10.40
Omnibus Amendment, dated as of October 18, 2013, by and among Diamond Resorts Issuer 2008 LLC, as Issuer; Diamond Resorts Corporation, Diamond Resorts Holdings, LLC and Diamond Resorts International, Inc., as Performance Guarantors; Diamond Resorts Depositor 2008 LLC, as Depositor; Diamond Resorts Financial Services, Inc., as Servicer; Wells Fargo Bank, National Association, as Indenture Trustee, Custodian and Back-Up Servicer; Credit Suisse AG, New York Branch, as Administrative Agent and a Funding Agent; GIFS Capital Company, LLC, as Conduit; and Diamond Resorts Finance Holding Company, as Seller (incorporated by reference to Exhibit 10.1 to Diamond Resorts International, Inc.'s Current Report on Form 8-K filed on October 24, 2013)

10.41
Sale Agreement, dated as of November 20, 2013, by and between Diamond Resorts Seller 2013-2, LLC, as Seller, and Diamond Resorts Owner Trust 2013-2, as Issuer, and their respective permitted successors and assigns (incorporated by reference to Exhibit 10.1 to Diamond Resorts International, Inc.’s Current Report on Form 8-K filed on November 26, 2013)

10.42
Indenture, dated as of November 20, 2013, by and among Diamond Resorts Owner Trust 2013-2, as Issuer, Diamond Resorts Financial Services, Inc., as Servicer, and Wells Fargo Bank, National Association, as Indenture Trustee and Back-up Servicer (incorporated by reference to Exhibit 10.2 to Diamond Resorts International, Inc.’s Current Report on Form 8-K filed on November 26, 2013)

21.1*	Subsidiaries of Diamond Resorts International, Inc.
23.1*	Consent of BDO USA, LLP
24.1*	Power of Attorney of Richard M. Daley, Director of Diamond Resorts International, Inc.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act as of 1934, as amended
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
The following materials from Diamond Resorts International, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statements of Stockholder's Equity, (iv) the Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements, furnished herewith.

* Filed herewith.
+ Indicates a management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAMOND RESORTS INTERNATIONAL, INC.

Date:	March 3, 2014	By:	/s/ DAVID F. PALMER
David F. Palmer
President and Chief Executive Officer (Principal Executive Officer)

Date:	March 3, 2014	By:	/s/ C. ALAN BENTLEY
C. Alan Bentley
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the third day of March 2014.

Signature	Title
/s/ David F. Palmer
David F. Palmer	President, Chief Executive Officer (Principal Executive Officer) and Director
/s/ C. Alan Bentley
C. Alan Bentley	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ Lisa M. Gann
Lisa M. Gann	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)
/s/ David J. Berkman
David J. Berkman	Director
/s/ Stephen J. Cloobeck
Stephen J. Cloobeck	Director
/s/ Richard M. Daley
Richard M. Daley	Director
/s/ Lowell D. Kraff
Lowell D. Kraff	Director
/s/ B. Scott Minerd
B. Scott Minerd	Director
/s/ Hope S. Taitz
Hope S. Taitz	Director
/s/ Zachary Warren
Zachary Warren	Director
/s/ Robert Wolf
Robert Wolf	Director

INDEX TO FINANCIAL STATEMENTS

PAGE NUMBER
Audited Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Financial Statements
Consolidated Balance Sheets as of December 31, 2013 and 2012	F-3
Consolidated Statements of Operations and Comprehensive Income (Loss) For the years ended December 31, 2013, 2012 and 2011	F-4
Consolidated Statement of Stockholders' Equity (Deficit) For the years ended December 31, 2013, 2012 and 2011	F-5
Consolidated Statements of Cash Flows For the years ended December 31, 2013, 2012 and 2011	F-6

Notes to the Consolidated Financial Statements	F-9

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Diamond Resorts International, Inc.
Las Vegas, Nevada
We have audited the accompanying consolidated balance sheets of Diamond Resorts International, Inc. and Subsidiaries (the “Company”) as of December 31, 2013 and 2012 and the related consolidated statements of operations and comprehensive income (loss), statements of stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diamond Resorts International, Inc. at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.
As described in Note 1 to the consolidated financial statements, the 2012 and 2011 financial statement have been retrospectively adjusted for the exchange of the common units of Diamond Resorts Parent, LLC for the common stock of the Company in conjunction with the initial public offering that closed on July 24, 2013.
/s/ BDO USA, LLP
Las Vegas, Nevada
March 3, 2014

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2013 and 2012
(In thousands, except per share data)

	2013	2012
Assets
Cash and cash equivalents	$35,945	$21,061
Cash in escrow and restricted cash	92,231	42,311
Mortgages and contracts receivable, net of allowance of $105,590 and $83,784, respectively	405,454	312,932
Due from related parties, net	46,262	22,995
Other receivables, net	54,588	46,049
Income tax receivable	25	927
Prepaid expenses and other assets, net	68,258	58,024
Unsold Vacation Interests, net	298,110	315,867
Property and equipment, net	60,396	55,120
Assets held for sale	10,662	5,224
Goodwill	30,632	—
Other intangible assets, net	198,632	112,498
Total assets	$1,301,195	$993,008
Liabilities and Stockholders' Equity (Deficit):
Accounts payable	$14,629	$15,719
Due to related parties, net	44,644	64,204
Accrued liabilities	117,435	106,451
Income taxes payable	1,069	701
Deferred income taxes	22,404	—
Deferred revenues	110,892	93,833
Senior Secured Notes, net of unamortized original issue discount of $6,548 and $8,509, respectively	367,892	416,491
Securitization notes and Funding Facilities, net of unamortized original issue discount of $226 and $753, respectively	391,267	256,302
Notes payable	23,150	137,906
Total liabilities	1,093,382	1,091,607

Commitments and contingencies (see Note 18)

Stockholders' equity (deficit):
Common stock $0.01 par value per share; authorized - 250,000,000 shares; issued and outstanding - 75,458,402 shares and 54,057,867 shares, respectively	755	541
Additional paid-in capital	463,194	155,027
Accumulated deficit	(239,959)	(237,434)
Accumulated other comprehensive loss	(16,177)	(16,733)
Total stockholders' equity (deficit)	207,813	(98,599)
Total liabilities and stockholders' equity	$1,301,195	$993,008

The accompanying notes are an integral part of these consolidated financial statements.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the years ended December 31, 2013, 2012 and 2011
(In thousands, except per share data)

	2013	2012	2011
Revenues:
Management and member services	$131,238	$114,937	$99,306
Consolidated resort operations	35,512	33,756	29,893
Vacation Interest sales, net of provision of $44,670, $25,457 and $16,562, respectively	464,613	293,098	194,759
Interest	57,044	53,206	47,285
Other	41,381	28,671	19,778
Total revenues	729,788	523,668	391,021
Costs and Expenses:
Management and member services	37,907	35,330	27,125
Consolidated resort operations	34,333	30,311	27,783
Vacation Interest cost of sales	56,695	32,150	(9,695)
Advertising, sales and marketing	258,451	178,365	128,717
Vacation Interest carrying cost, net	41,347	36,363	41,331
Loan portfolio	9,631	9,486	8,652
Other operating	12,106	8,507	3,399
General and administrative	145,925	99,015	80,412
Depreciation and amortization	28,185	18,857	13,966
Interest expense	88,626	96,157	82,010
Loss on extinguishment of debt	15,604	—	—
Impairments and other write-offs	1,587	1,009	1,572
Gain on disposal of assets	(982)	(605)	(708)
Gain on bargain purchase from business combinations	(2,879)	(20,610)	(14,329)
Total costs and expenses	726,536	524,335	390,235
Income (loss) before provision (benefit) for income taxes	3,252	(667)	786
Provision (benefit) for income taxes	5,777	(14,310)	(9,517)
Net (loss) income	(2,525)	13,643	10,303
Other comprehensive income (loss):
Currency translation adjustments, net of tax of $0	2,543	1,632	(600)
Post-retirement benefit plan, net of tax of $0	(2,064)	—	—
Other	77	7	(26)
Total other comprehensive income (loss), net of tax	556	1,639	(626)
Comprehensive (loss) income	$(1,969)	$15,282	$9,677
Net (loss) income per share:
Basic	$(0.04)	$0.25	$0.22
Diluted	$(0.04)	$0.25	$0.22
Weighted average common shares outstanding:
Basic	63,704	53,774	47,759
Diluted	63,704	53,774	47,759

The accompanying notes are an integral part of these consolidated financial statements.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the years ended December 31, 2013, 2012 and 2011
($ in thousands, except share data)

	Common Stock Shares	Common Stock Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity (Deficit)
Balance as of December 31, 2010 as if the Reorganization Transactions had occurred on that date	42,174,786	$422	$6,913	$(201,338)	$(17,746)	$(211,749)
Priority returns and redemption premiums	—	—	—	(8,412)	—	(8,412)
Repurchase of redeemable preferred stock	—	—	—	(18,540)	—	(18,540)
Repurchase of a portion of outstanding warrants	—	—	(159)	(16,439)	—	(16,598)
Issuance of common and preferred stock	12,865,244	128	149,276	—	—	149,404
Costs related to issuance of preferred stock	—	—	(4,545)	(87)	—	(4,632)
Repurchase of common stock	(1,342,628)	(13)	225	(16,564)	—	(16,352)
Net income for the year ended December 31, 2011	—	—	—	10,303	—	10,303
Other comprehensive loss:
Currency translation adjustments, net of tax of $0	—	—	—	—	(600)	(600)
Other	—	—	—	—	(26)	(26)
Balance as of December 31, 2011	53,697,402	537	151,710	(251,077)	(18,372)	(117,202)
Stock-based compensation	360,465	4	3,317	—	—	3,321
Net income for the year ended December 31, 2012	—	—	—	13,643	—	13,643
Other comprehensive income:
Currency translation adjustment, net of tax of $0	—	—	—	—	1,632	1,632
Other	—	—	—	—	7	7
Balance as of December 31, 2012	54,057,867	541	155,027	(237,434)	(16,733)	(98,599)
Issuance of common stock in the IPO, net of related costs	16,100,000	161	204,171	—	—	204,332
Issuance of common stock in the Island One Acquisition	5,236,251	52	73,255	—	—	73,307
Repurchase of outstanding warrants	—	—	(10,346)	—	—	(10,346)
Stock-based compensation	64,284	1	41,087	—	—	41,088
Net loss for the year ended December 31, 2013	—	—	—	(2,525)	—	(2,525)
Other comprehensive income (loss):
Currency translation adjustments, net of tax of $0	—	—	—	—	2,543	2,543
Unrealized loss on post-retirement benefit plan, net of tax of $0	—	—	—	—	(2,064)	(2,064)
Other	—	—	—	—	77	77
Balance as of December 31, 2013	75,458,402	$755	$463,194	$(239,959)	$(16,177)	$207,813

The accompanying notes are an integral part of these consolidated financial statements.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2013, 2012 and 2011
(In thousands)

	2013	2012	2011
Operating activities:
Net (loss) income	$(2,525)	$13,643	$10,303
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Provision for uncollectible Vacation Interest sales revenue	44,670	25,457	16,562
Amortization of capitalized financing costs and original issue discounts	7,079	6,293	6,138
Amortization of capitalized loan origination costs and net portfolio discounts	5,955	2,342	3,562
Depreciation and amortization	28,185	18,857	13,966
Stock-based compensation	40,533	3,321	—
Non-cash settlement expense related to Alter Ego Suit	5,508	—	—
Non-cash expense related to debt extinguishment	7,502	—	—
Impairments and other write-offs	1,587	1,009	1,572
Gain on disposal of assets	(982)	(605)	(708)
Gain on bargain purchase from business combinations	(2,879)	(20,610)	(14,329)
Deferred income taxes	3,264	(13,010)	(8,567)
Loss (gain) on foreign currency exchange	245	113	(72)
Gain on mortgage repurchase	(111)	(27)	(196)
Unrealized gain on derivative instruments	—	—	(79)
Unrealized loss on post-retirement benefit plan	887	—	—
Gain on insurance settlement	—	—	(3,535)
Changes in operating assets and liabilities excluding acquisitions:
Mortgages and contracts receivable	(128,834)	(51,716)	(10)
Due from related parties, net	(12,224)	1,878	(6,267)
Other receivables, net	(5,908)	(7,756)	5,522
Prepaid expenses and other assets, net	(6,520)	(4,295)	(6,271)
Unsold Vacation Interest, net	6,793	(24,025)	(39,329)
Accounts payable	(6,431)	(502)	4,187
Due to related parties, net	(20,774)	23,021	23,965
Accrued liabilities	13,668	32,186	2,588
Income taxes payable (receivable)	1,260	(3,232)	(1,082)
Deferred revenues	14,643	22,258	1,372
Net cash (used in) provided by operating activities	$(5,409)	$24,600	$9,292

The accompanying notes are an integral part of these consolidated financial statements.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS —Continued
For the years ended December 31, 2013, 2012 and 2011
(In thousands)

	2013	2012	2011
Investing activities:
Property and equipment capital expenditures	$(15,204)	$(14,335)	$(6,276)
Purchase of assets in connection with the Tempus Resorts Acquisition, net of cash acquired of $0, $0 and $2,515, respectively	—	—	(102,400)
Purchase of assets in connection with the PMR Acquisition, net of cash acquired of $0, $0 and $0, respectively	—	(51,635)	—
Purchase of assets in connection with the PMR Service Companies Acquisition, net of cash acquired of $0, $0 and $0, respectively	(47,417)	—	—
Disbursement of Tempus Note Receivable	—	—	(3,493)
Purchase of assets in connection with the Aegean Blue Acquisition, net of cash acquired of $0, $2,072 and $0, respectively	—	(4,471)	—
Cash acquired in connection with Island One Acquisition	569	—	—
Proceeds from sale of assets	4,127	1,103	2,369
Net cash used in investing activities	(57,925)	(69,338)	(109,800)
Financing activities:
Changes in cash in escrow and restricted cash	(48,725)	(6,381)	(1,024)
Proceeds from issuance of Revolving Credit Facility	15,000	—	—
Proceeds from issuance of securitization notes and Funding Facilities	552,677	119,807	206,817
Proceeds from issuance of note payable	5,357	80,665	48,178
Payments on Revolving Credit Facility	(15,000)	—	—
Payments on senior secured notes	(50,560)	—	—
Payments on securitization notes and Funding Facilities	(427,472)	(114,701)	(138,910)
Payments on notes payable	(137,222)	(31,267)	(16,861)
Payments of debt issuance costs	(9,996)	(2,583)	(5,533)
Proceeds from issuance of common and preferred stock, net of issuance cost	204,332	—	146,651
Repurchase of outstanding warrants	(10,346)	—	(16,598)
Repurchase of a portion of outstanding common stock	—	—	(16,352)
Repurchase of redeemable preferred stock	—	—	(108,701)
Payments of costs related to issuance of common and preferred stock	—	—	(4,632)
Net cash provided by financing activities	78,045	45,540	93,035
Net increase (decrease) in cash and cash equivalents	14,711	802	(7,473)
Effect of changes in exchange rates on cash and cash equivalents	173	362	41
Cash and cash equivalents, beginning of period	21,061	19,897	27,329
Cash and cash equivalents, end of period	$35,945	$21,061	$19,897

The accompanying notes are an integral part of these consolidated financial statements.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS —Continued
For the years ended December 31, 2013, 2012 and 2011
(In thousands)

	2013	2012	2011
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$79,553	$80,367	$74,138
Cash paid for taxes, net of cash tax refunds	$1,341	$1,960	$161
Purchase of assets in connection with the Island One Acquisition (2013), the PMR Service Companies Acquisition (2013), the PMR Acquisition (2012), the Aegean Blue Acquisition (2012) and the Tempus Resorts Acquisition (2011):

Fair value of assets acquired based on valuation reports	$133,835	$103,780	$136,316
Gain on bargain purchase recognized	(2,879)	(20,741)	(14,329)
Goodwill acquired	30,632	—	—
Cash paid	(46,848)	(56,106)	(104,917)
DRII common stock issued	(73,307)	—	—
Deferred tax liability	(19,140)	(13,010)	(8,567)
Liabilities assumed	$22,293	$13,923	$8,503

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Priority returns and redemption premiums on preferred stock	$—	$—	$8,412
Insurance premiums financed through issuance of notes payable	$11,480	$10,504	$8,500
Assets held for sale reclassified to unsold Vacation Interests, net	$—	$—	$2,750
Assets held for sale reclassified to management contracts	$—	$—	$234
Unsold Vacation Interests, net reclassified to assets held for sale	$9,771	$431	$—
Assets to be disposed but not actively marketed (prepaid expenses and other assets, net) reclassified to unsold Vacation Interests, net	$—	$—	$1,589
Other receivables, net reclassified to assets held for sale	$—	$54	$—
Management contracts (intangible assets, net) reclassified to assets held for sale	$—	$13	$—

The accompanying notes are an integral part of these consolidated financial statements.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1	— Background, Business and Basis of Presentation
Business and Background
On July 24, 2013, Diamond Resorts International, Inc. ("DRII") closed the initial public offering (the "IPO") of an aggregate of 17,825,000 shares of its common stock at the IPO price of $14.00 per share. In the IPO, DRII sold 16,100,000 shares of common stock, and Cloobeck Diamond Parent, LLC ("CDP"), in its capacity as a selling stockholder, sold 1,725,000 shares of common stock. The net proceeds to DRII were $204.3 million after deducting all offering expenses. In connection with the IPO, DRII filed the Securities and Exchange Commission (the "SEC") (i) a registration statement on Form S-1, which registered the shares of common stock offered in the IPO under the Securities Act of 1933, as amended, and (ii) a registration statement on Form 8-A, which registered DRII’s common stock under the Securities Exchange Act of 1934, as amended, each of which became effective on July 18, 2013.

DRII was incorporated as a Delaware corporation on January 11, 2013 to effect the Reorganization Transactions (defined below) and consummate the IPO. Immediately prior to the consummation of the IPO, Diamond Resorts Parent, LLC ("DRP") was the sole stockholder of DRII. In connection with, and immediately prior to the completion of the IPO, each member of DRP contributed all of its equity interests in DRP to DRII in return for shares of common stock of DRII. Following this contribution, DRII redeemed the shares of common units held by DRP and DRP was merged with and into DRII, with DRII being the surviving entity. The Company refers to these, and other related transactions entered into substantially concurrently with the IPO as the "Reorganization Transactions."
After the completion of the IPO, DRII is a holding company, and its principal asset is the direct and indirect ownership of equity interests in its subsidiaries, including Diamond Resorts Corporation ("DRC"), which is the operating subsidiary that has historically conducted the business as described below and is the issuer of the 12.0% senior secured notes due 2018 ("Senior Secured Notes").
DRP was the parent of DRC and the parent guarantor under the Senior Secured Notes immediately prior to the closing of the IPO. DRP was a Nevada limited liability company created on March 28, 2007. On April 26, 2007, a third-party investor contributed $62.4 million cash and CDP contributed $7.1 million of net assets based on historical book values in exchange for common and preferred units. The third-party investor was issued common and preferred units with a liquidation preference as well as a priority return of 17.0% per annum, compounded quarterly, payable upon certain events. The preferred units did not provide to the holder any participation or conversion rights. The common and preferred members’ liability was limited to their respective capital contributions. The capitalization of DRP occurred on April 27, 2007 simultaneously with the acquisition of and merger with Sunterra Corporation ("Sunterra" or the "Predecessor Company") and cancellation of Sunterra’s outstanding common stock for $16.00 per share (the "Sunterra Merger"). In July 2011, DRP completed an equity recapitalization transaction, pursuant to which it repurchased all of its preferred units and issued and redeemed common units in a series of private placement transactions.

Except where the context otherwise requires or where otherwise indicated, references in the consolidated financial statements to "the Company" refer to DRP prior to the consummation of the Reorganization Transactions on July 24, 2013, and DRII, as the successor to DRP, following the consummation of the Reorganization Transactions, in each case together with its subsidiaries, including DRC.
The Company operates in the hospitality and vacation ownership industry, with an ownership base of more than 527,000 owner-families, or members, and a worldwide network of 307 vacation destinations located in 33 countries throughout the continental United States ("U.S."), Hawaii, Canada, Mexico, the Caribbean, Central America, South America, Europe, Asia, Australia and Africa. The Company’s resort network includes 93 resort properties with approximately 11,000 units that are managed by the Company and 210 affiliated resorts and hotels and four cruise itineraries, which the Company does not manage and do not carry the Company's brand, but are a part of the Company's network and, through THE Club and other Club offerings (the "Clubs"), and are available for its members to use as vacation destinations. Diamond Resorts International®, Diamond Resorts®, THE Club®, The Meaning of Yes®, We Love to Say YesTM, Vacations of a LifetimeTM, Affordable Luxury. Priceless MemoriesTM and Events of a LifetimeTM are trademarks of the Company.
The Company’s operations consist of two interrelated businesses: (i) hospitality and management services; and(ii) marketing and sales of Vacation Ownership Interests ("VOIs" or "Vacation Interests") and consumer financing for purchasers of the Company’s VOIs.
Hospitality and Management Services. The Company manages 93 resort properties, which are located in the continental U.S., Hawaii, Mexico, the Caribbean and Europe, as well as the seven multi-resort trusts (the "Collections"). As the manager of

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

the Company’s managed resorts and the Collections, it provides rental services, billing services, account collections, accounting and treasury functions and communications and information technology services. In addition, for managed resorts, the Company also provides an online reservation system and customer service contact center, operates the front desks, provides housekeeping, conducts maintenance, manages human resources services and operates amenities such as golf courses, food and beverage venues and retail shops.
As an integral part of the Company's hospitality and management services, the Company has entered into inventory recovery agreements with a substantial majority of the homeowners associations ("HOAs") for its managed resorts in North America, together with similar arrangements with all of the Collections and a majority of the European managed resorts, whereby it recovers VOIs from members who fail to pay their annual maintenance fee or assessments due to, among other things, death or divorce or other life-cycle events or lifestyle changes. Because the cost of operating the resorts that the Company manages is spread across the Company's member base, by recovering VOIs from members who have failed to pay their annual maintenance fee or assessments, the Company reduces bad debt expense at the HOA and Collection level (which is a component of the management fees billed to members by each resort's HOA or Collection association), supporting the financial well-being of those HOAs and Collections.
HOAs. Each of the Diamond Resorts managed resorts, other than certain resorts in the European Collection, is typically operated through an HOA, which is administered by a board of directors. Directors are elected by the owners of intervals at the resort (which may include one or more of the Collections) and may also include representatives appointed by the Company as the developer of the resort. As a result, the Company is entitled to voting rights with respect to directors of a given HOA by virtue of (i) its ownership of intervals at the related resort, (ii) its control of the Collections that hold intervals at the resort and/or (iii) its status as the developer of the resort. The board of directors of each HOA hires a management company to provide the services described above, which in the case of all Diamond Resorts managed resorts, is the Company. The Company functions as an HOA for two resorts in St. Maarten, collects maintenance fees, earns management fees and incurs operating expenses at these two resorts.
The Company's management fees with respect to a resort are based on a cost-plus structure and are calculated based on the direct and indirect costs (including the absorption of a substantial portion of the Company's overhead related to the provision of management services) incurred by the HOA of the applicable resort. Under its current resort management agreements, the Company receives management fees generally ranging from 10% to 15% of the other costs of operating the applicable resort (with a weighted average of 12.9% based upon the total management fee revenue for the year ended December 31, 2013). Unlike typical commercial lodging management contracts, the Company's management fees are not impacted by changes in a resort's average daily rate or occupancy level. Instead, the HOA for each resort engages in an annual budgeting process in which the board of directors of the HOA estimates the costs the HOA will incur for the coming year. In evaluating the anticipated costs of the HOA, the board of directors of the HOA considers the operational needs of the resort, the services and amenities that will be provided at or to the applicable resort and other costs of the HOA, some of which are impacted significantly by the location, size and type of the resort. Included in the anticipated operating costs of each HOA are its management fees. The board of directors of the HOA discusses the various considerations and approves the annual budget, which determines the annual maintenance fees charged to each owner. One of the management services the Company provides to the HOA is the billing and collection of annual maintenance fees on the HOA's behalf. Annual maintenance fees for a given year are generally billed during the previous November, due by January and deposited in a segregated or restricted account that the Company manages on behalf of the HOA. As a result, a substantial majority of the fees for February through December of each year are collected from owners in advance. Funds are released to the Company from these accounts on a monthly basis for the payment of management fees as it provides management services.
The Company's HOA management contracts typically have initial terms of three to ten years, with automatic renewals. These contracts can generally only be terminated by the HOA upon a vote of the owners (which may include one or more of the Collections) prior to each renewal period, other than in some limited circumstances involving cause. In the case of the resorts the Company manages that are part of the European Collection, generally the management agreements have either indefinite terms or long remaining terms (i.e., over 40 years) and can only be terminated for an uncured breach by the manager or a winding up of the European Collection (see definition below). No HOA has terminated or elected not to renew any of the Company's management contracts during the past five years. The Company generally has the right to terminate its HOA management contracts at any time upon notice to the HOA. During the past five years, the Company has terminated only one and sold two immaterial HOA management contracts.
Collections. The Collections currently consist of the following:

•
the Diamond Resorts U.S. Collection (the “U.S. Collection”), which includes interests in resorts located in Arizona, California, Florida, Missouri, New Mexico, Nevada, South Carolina, Tennessee, Virginia and St. Maarten;

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

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

•
Monarch Grand Vacations (“MGV”), which includes interests in resorts added to the Company's network in connection with the PMR Acquisition (See "Basis of Presentation" for the definition of the PMR Acquisition) located in California, Nevada, Utah and Mexico;

•
the Diamond Resorts European Collection (the “European Collection”), which includes interests in resorts located in Austria, England, France, Italy, Norway, Portugal, Scotland, Spain Balearics, Spain Costa and Spain Canaries; and

•
the Diamond Resorts Mediterranean Collection (the "Mediterranean Collection"), which includes interests in resorts added to the Company's network in connection with the Aegean Blue Acquisition (See “Basis of Presentation” for the definition of the Aegean Blue Acquisition) located in the Greek Islands of Crete and Rhodes.

Each of the Collections is operated through a Collection association, which is administered by a board of directors.
Directors are elected by the points holders within the applicable Collection with the following exceptions: (i) PVC allows the developer to appoint the board of directors until 90% of all membership interests are sold and (ii) the board of directors of the European Collection is comprised of five directors, three of whom are appointed by the developer and two of whom are appointed by the points holders. In addition, the company may exercise its vote as a point holder. The Company owns a significant number of points in each of the Collections, which it holds as inventory. The board of directors of each Collection hires a company to provide management services to the Collection, which in each case is the Company.
As with the Company's HOA management contracts, management fees charged to the Collections in the U.S. are based on a cost-plus structure and are calculated based on the direct and indirect costs (including the absorption of a substantial portion of the Company's overhead related to the provision of management services) incurred by the Collection. Under the Company's current Collection management agreements, it receives management fees of 15% of the other costs of the applicable Collection (except with respect to the management agreement with MGV, under which the Company receives a management fee of 10% of the costs of MGV). The management fees are included in the budgets prepared by each Collection association, which determines the annual maintenance fee charged to each owner. One of the management services the Company provides to the Collections is the billing and collection of annual maintenance fees on the Collection's behalf. Annual maintenance fees for a given year are generally billed during the previous November, due by January and deposited in a segregated or restricted account that the Company maintains on behalf of each Collection. As a result, a substantial majority of the fees for February through December of each year are collected from owners in advance. Funds are released to the Company from these accounts on a monthly basis for the payment of management fees as it provides the management services.
Apart from the management contract for the European Collection, the Company's management contracts with the Collections generally have initial terms of three to ten years, with automatic renewal terms of three to ten years, and can generally only be terminated by the Collection upon a vote of the Collection’s members prior to each renewal period, other than in some limited circumstances involving cause. In the case of the resorts that are part of the European Collection managed by the Company, generally the management agreements have either indefinite terms or long remaining terms (i.e., over 40 years) and can only be terminated for an uncured breach by the manager or a winding up of the European Collection. No Collection has terminated, or elected not to renew, any of the management contracts with the Company during the past five years. Apart from the management contract for the European Collection, the Company generally has the right to terminate its management contracts with a Collection at any time upon notice to such Collection. The management contract for the European Collection has an indefinite term, can only be terminated by the European Collection for an uncured breach by the manager or a winding up of the European Collection, and may not be terminated by the manager.
Clubs. The Clubs operate a proprietary reservation system that enables its members to use their points to stay at resorts within their Collection, as well as other resorts in the Company's network. The Clubs also offer members a wide range of other benefits, such as the opportunity to purchase various products and services, including consumer electronics, home appliances and insurance products, from third parties at discounted prices, for which the Company earns commissions. Dues payments for the Clubs are billed and generally collected together with the member's annual maintenance fees.
As part of the Island One Acquisition (see “Basis of Presentation” for the definition of the Island One Acquisition), two additional member exchange clubs, Club Navigo and Galaxy Exchange, were acquired. Club Navigo, which has been

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

subsequently renamed and is now known as the Florida Club Connection, operates an internal exchange reservation system that allows previous purchasers of Island One intervals to exchange their deeded weeks, now represented as Diamond equivalent points, to stay at other Island One resorts and a selected number of Diamond managed resorts. The Galaxy Exchange allows interval owners to exchange deeded weeks with other Island One owners for prescribed transaction fees.
Vacation Interest Sales and Financing. The Company markets and sells VOIs that provide access to its network of 93 resorts managed by the Company and 210 affiliated resorts and hotels and four cruise itineraries. Since late 2007, the Company has marketed and sold VOIs primarily in the form of points.
The VOI inventory that the Company reacquires pursuant to its inventory recovery agreements provides a steady stream of low-cost VOI inventory that it can sell to its current and prospective members. The VOI inventory is also supplemented by VOIs recovered from members who default on their consumer loans, including consumer loans that we originate and loans that we acquire from third-parties, as well as inventory acquired through strategic transactions.
The Company generates its VOI sales primarily through conducting sales presentations ("tours") at its sales centers. These tours generally include a tour of the resort properties, as well as an in-depth explanation of the Company's points-based VOI system and the value proposition it offers to the Company's members. The tours are designed to provide guests with an in-depth overview of the Company, its resort network and benefits associated with membership in THE Club as well as a customized presentation to explain how the Company's products and services can meet their vacationing needs.
In January 2013, the Company's European subsidiary introduced a new product (the “European Term Product”) available to purchasers in Europe. Purchasers of the European Term Product receive an allocation of points which represents an assignment of a specific week or weeks in a specific unit (without specific occupancy rights), at certain of the Company's European resort properties, as well as use rights to any of the resort properties within its European Collection for a period of 15 years. At the end of the 15-year period, the trustee of the European Collection will attempt to sell the unit and the net proceeds will be distributed to the then current owners of the unit, which may, or may not, include the Company. The current trustee of the European Collection also provides trust services relating to the European Term Product. The owners of the European Term Product pay annual maintenance fees at substantially the same rate as owners of points in the Company's European Collection and are also members of THE Club and pay Club fees in addition to their maintenance fees. The majority of VOI sales in Europe for the year ended December 31, 2013 have been of the European Term Product, and a large majority of the sales of the European Term Product have been to existing owners of points in the European Collection.
The Company provides loans to eligible customers who purchase VOIs through its U.S., Mexican and St. Maarten sales centers and choose to finance their purchase. These loans are collateralized by the underlying VOI, generally bear interest at a fixed rate, have a typical term of 10 years and are generally made available to consumers who make a down payment within established credit guidelines. The Company's minimum required down payment is 10.0%.
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
The Company's consumer finance servicing division includes underwriting, collection and servicing of its consumer loan portfolio. Loan collections and delinquencies are managed by utilizing modern collection technology and an in-house collection team to minimize account delinquencies and maximize cash flow. The Company generally sells or securitizes a substantial portion of the consumer loans it generates from its customers through conduit and securitization financings. The Company acts as servicer for consumer loan portfolios, including those sold or securitized through conduit or securitization financings and receivables owned by third parties, for which it receives a fee.
Through arrangements with certain financial institutions in the United Kingdom, the Company brokers financing for qualified customers who purchase points through its European sales centers.
Basis of Presentation
Except where the context otherwise requires or where otherwise indicated, the consolidated financial statements and other historical financial data included in this annual report on Form 10-K are (i) those of DRP and its subsidiaries through July 24, 2013, after giving retroactive effect to the Reorganization Transactions, and (ii) those of DRII and its subsidiaries after July 24, 2013. The shares of common stock of DRII outstanding as of December 31, 2012 and weighted average common shares

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

outstanding for the years ended December 31, 2012 and 2011 are based upon the number of Class A and Class B common units of DRP outstanding as of such date or period, as applicable, retroactively adjusted for the exchange thereof for shares of common stock of DRII pursuant to the Reorganization Transactions.
The following is a list of entities included in the accompanying consolidated financial statements for all or any portion of the periods covered thereby:

AHC Professional US Majority, LLC
AHC Professional US Minority, LLC
AKGI St. Maarten, NV and subsidiaries
Citrus Insurance Company, Inc.
Crescent One, LLC
Diamond Resorts (Group Holdings) Plc and subsidiaries
Diamond Resorts Centralized Services Company
Diamond Resorts Corporation
Diamond Resorts Developer and Sales Holding Company and subsidiaries
Diamond Resorts Finance Holding Company and subsidiaries
Diamond Resorts Holdings, LLC
Diamond Resorts Issuer 2008, LLC
Diamond Resorts Management and Exchange Holding Company and subsidiaries
Diamond Resorts Owner Trust 2009-1
Diamond Resorts Owner Trust 2011-1
Diamond Resorts Owner Trust 2013-1
Diamond Resorts Owner Trust 2013-2
Diamond Resorts Polo Development, LLC
Diamond Resorts Services, LLC
Diamond Resorts Tempus Owner Trust 2013
DPM Acquisition, LLC and subsidiaries ("DPMA")
DRI Quorum 2010, LLC ("DRI Quorum") and subsidiaries
FLRX Inc.
George Acquisition Subsidiary, Inc.
Island One, Inc. and subsidiaries
ILX Acquisition, Inc. ("ILXA") and subsidiaries
Tempus Acquisition, LLC and subsidiaries
Some of the above entities, which include corporations, limited liability companies and partnerships, have several subsidiaries.
On August 31, 2010, the Company acquired from ILX Resorts Incorporated and its affiliates (collectively, "ILX") certain resort management agreements, unsold VOIs and the rights to recover and resell such interests, a portfolio of consumer loans and certain real property and other assets (the “ILX Acquisition”) through its wholly-owned subsidiary ILXA for an aggregate cash purchase price of $30.7 million. In addition, ILXA assumed $4.0 million in liabilities as part of the purchase price. The ILX Acquisition added ten additional resorts to the Company's resort network. The ILX Acquisition was financed through the ILXA Inventory Loan and the ILXA Receivables Loan. See "Note 16—Borrowings" for definitions and further detail on these borrowings.
On July 1, 2011, the Company acquired from Tempus Resorts International, Ltd. and its subsidiaries certain management agreements, unsold VOIs and the rights to recover and resell such interests, the seller's consumer loan portfolio and certain real property and other assets (the "Tempus Resorts Acquisition") through Mystic Dunes, LLC, a wholly-owned subsidiary of Tempus Acquisition, LLC, for an aggregate cash purchase price of $104.9 million. The Tempus Resorts Acquisition added two resorts to the Company's owner resort network. In order to fund the Tempus Resorts Acquisition, Tempus Acquisition, LLC entered into the Tempus Acquisition Loan, Tempus Receivables Loan and the Tempus Inventory Loan. See "Note 16— Borrowings" for definitions and further detail on these borrowings.
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

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

In order to fund the PMR Acquisition, DPMA entered into the PMR Acquisition Loan, which was collateralized by substantially all of the assets of DPMA. See "Note 16—Borrowings" for definition and further detail on this borrowing.
On October 5, 2012, the Company completed the acquisition of all of the issued and outstanding shares of Aegean Blue Holdings, Plc (the "Aegean Blue Acquisition") through Diamond Resorts AB Acquisition Ltd, a wholly-owned special-purpose subsidiary of Diamond Resorts (Group Holdings) Plc. Pursuant to the Aegean Blue Acquisition, AB Acquisition Company, Ltd acquired certain management contracts, unsold VOIs and the rights to recover and resell such interests and certain other assets for approximately $6.5 million in cash, amounts that may become payable pursuant to an earn-out clause (which the Company recorded as a contingent liability) and the Company's assumption of specified liabilities related to the acquired assets. The Aegean Blue Acquisition added five resorts located on the Greek Islands of Rhodes and Crete to the Company's resort network. Tempus Acquisition LLC borrowed $6.6 million under the term loan portion of Tempus Acquisition Loan to fund the Aegean Blue Acquisition. See "Note 16—Borrowings" for further detail on this borrowing.
On July 24, 2013, the Company completed the acquisition of Island One, Inc. and Crescent One, LLC (together, the “Island One Companies”) in exchange for 5,236,251 shares of common stock. These shares represented an aggregate purchase price of $73.3 million based on the IPO price of $14.00 per share. In this transaction, the Company acquired management contracts, unsold VOIs, a portfolio of consumer loans and other assets owned by the Island One Companies, adding eight additional managed resorts in Florida to the Company's resort network and more owner-families to its ownership base (the “Island One Acquisition”). Prior to the closing of the Island One Acquisition, the Company had provided sales and marketing services and HOA management oversight services to Island One, Inc.
On July 24, 2013, a subsidiary of the Company completed the acquisition of management agreements from Monarch Owner Services, LLC, Resort Services Group, LLC and Monarch Grand Vacations Management, LLC (the “PMR Service Companies”) for $47.4 million in cash (the “PMR Service Companies Acquisition").

Note 2    — Summary of Significant Accounting Policies
Significant accounting policies are those policies that, in management's view, are most important in the portrayal of the Company's financial condition and results of operations. The methods, estimates and judgments that the Company uses in applying its accounting policies have a significant impact on the results that it reports in the financial statements. Some of these significant accounting policies require the Company to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. Those significant accounting policies that require the most significant judgment are discussed further below.
Principles of Consolidation—The accompanying consolidated financial statements include all subsidiaries of the Company. All significant intercompany transactions and balances have been eliminated from the accompanying consolidated financial statements.
          Use of Estimates—The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("U.S. GAAP") requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, the Company evaluates its estimates and assumptions, including those related to revenue, bad debts and income taxes. These estimates are based on historical experience and on various other assumptions that management believes are reasonable under the circumstances. The results of the Company's analysis form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and the impact of such differences may be material to the Company's consolidated financial statements.
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
Significant estimates were used by the Company to estimate the fair value of the assets acquired and liabilities assumed in the ILX Acquisition, the Tempus Resorts Acquisition, the PMR Acquisition, the Aegean Blue Acquisition, the Island One Acquisition and the PMR Service Companies Acquisition. These estimates included projections of future cash flows derived from sales of VOIs, mortgages and contracts receivable, member relationship lists, management services revenue and rental income. Additionally, the Company made significant estimates of costs associated with such projected revenues including but not limited to loan defaults, recoveries and discount rates. The Company also made significant estimates which include: (i) allowance for loan and contract losses and provision for uncollectible Vacation Interest sales revenue; (ii) estimated useful lives

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

of property and equipment; (iii) estimated useful lives of intangible assets acquired; (iv) estimated costs to build or acquire any additional Vacation Interests, estimated total revenues expected to be earned on a project, related estimated provision for uncollectible Vacation Interest sales revenue and sales incentives, estimated projected future cost and volume of recoveries of VOIs, estimated sales price per point and estimated number of points sold used to allocate certain unsold Vacation Interests to Vacation Interest cost of sales under the relative sales value method. See "Vacation Interest Cost of Sales" below for further detail on this method; and (v) the valuation allowance recorded against deferred tax assets. It is at least reasonably possible that a material change in one or more of these estimates may occur in the near term and that such change may materially affect actual results.
In addition, significant estimates were used by the Company to estimate compensation expense related to employee and non-employee stock options issued by the Company under the Diamond Resorts International, Inc. 2013 Incentive Compensation Plan (the "2013 Plan"). The Company utilizes the Black-Scholes option-pricing model to estimate the fair value of the stock options granted. Some of the assumptions that require significant estimates are: (i) expected volatility, which was calculated based on the historical volatility of the stock prices for a group of identified peer companies for the expected term of the stock options granted (which is significantly greater than the volatility of the S&P 500® index as a whole during the same period) due to the lack of historical stock trading prices of the Company; (ii) average expected option life, which represents the period of time the stock options are expected to be outstanding at the issuance date based on management’s estimate using the contractual term for non-employee grants and the simplified method prescribed under SEC Staff Accounting Bulletins Topic 14 Share-Based Payment ("SAB 14") for employee grants, and (iii) annual forfeiture rate, which represents a portion of the grants expected to expire prior to vesting due to employee terminations. See "Note 21—Stock-Based Compensation" for further detail on the Company's stock options issued under the 2013 Plan.

Management and Member Services Revenue Recognition—Management and member services revenue includes resort management fees charged to the HOAs and Collections, as well as revenues from the Company's operation of the Clubs. These revenues are recorded and recognized as follows:

•	Management fee revenues are recognized in accordance with the terms of the Company's management contracts.
Under the Company's management agreements, the Company collects management fees from the HOAs and Collections, which are recognized as revenue ratably throughout the year as earned. The management fees the Company earns are included in the HOAs' and Collections' operating budgets which, in turn, are used to establish the annual maintenance fees owed by each owner of VOIs.

•
The Company charges an annual fee for membership in each of the Clubs. In addition to annual dues associated with the Clubs, the Company earns revenue associated with customer conversions into THE Club, which involve the payment of a one-time fee by interval owners who wish to retain their intervals but also participate in THE Club. The Company also earns revenue associated with the legacy owners of deeded intervals at resorts that the Company acquired in its strategic acquisitions exchanging intervals for membership in the Clubs, which requires these owners to pay the annual fees associated with Club membership, and the Company generally encourages holders of these deeded intervals to exchange their intervals for memberships in the Clubs. The Company also earns reservation protection plan revenue, which is an optional fee paid by customers when making a reservation to protect their points should they need to cancel their reservation, and through the Company's provision of benefits, products and other affinity programs.

Management and member services revenue also included commissions received under the fee-for-service agreements it had with Island One, Inc. from July 2011 until the consummation of the Island One Acquisition in July 2013.
All of these revenues are allocated to the Hospitality and Management Services business segment.
Consolidated Resort Operations Revenue Recognition—Consolidated resort operations revenue consists of the following:

•
The Company functions as an HOA for its properties located in St. Maarten. Consolidated resort operations revenue includes the maintenance fees billed to owners and the Collections in connection with the St. Maarten resorts, which are recognized ratably over the year. In addition, the owners are billed for capital project assessments to repair and replace the amenities of these resorts, as well as assessments to reserve the potential out-of-pocket deductibles for hurricanes and other natural disasters. These assessments are deferred until the refurbishment activity occurs, at which time the amounts collected are recognized as consolidated resort operations revenue with offsetting expense recorded under consolidated resort operations expense. See “Consolidated Resort Operations Expenses” below for further detail. All operating revenues and expenses

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

associated with these properties are consolidated within the Company's financial statements, except for intercompany transactions, such as maintenance fees for the Company's owned inventory and management fees for the owned inventory, which are eliminated. Revenue associated with these properties has historically constituted a majority of the Company's consolidated resort operations revenue;

•	The Company also receives:
•food and beverage revenue at certain resorts whose restaurants the Company owns and operates;

•	lease revenue from third parties to which the Company outsources the management of its golf course and food and beverage operations at certain resorts.
•revenue from providing cable, telephone and technology services to HOAs; and

•	other incidental revenues generated at the venues the Company owns and operates, including retail and gift shops, spa services, safe rental and ticket sales.

Through December 31, 2013, consolidated resort operations revenue also included greens fees and equipment rental fees at certain golf courses owned and operated by the Company at certain resorts prior to outsourcing the management of these golf courses.
All of these revenues are allocated to the Hospitality and Management Services business segment.

Vacation Interest Sales Revenue Recognition—With respect to the Company's recognition of revenue from Vacation Interest sales, the Company follows the guidelines included in Accounting Standard Codification ("ASC") 978, “Real Estate-Time-Sharing Activities” ("ASC 978"). Under ASC 978, Vacation Interest sales revenue is divided into separate components that include the revenue earned on the sale of the VOI and the revenue earned on the sales incentive given to the customer as motivation to purchase the VOI. Each component is treated as a separate transaction but both are recorded in Vacation Interest sales line of the Company's statement of operations and comprehensive income. In order to recognize revenue on the sale of VOIs, ASC 978 requires a demonstration of a buyer's commitment (generally a cash payment of 10% of the purchase price plus the value of any sales incentives provided). A buyer's down payment and subsequent mortgage payments are adequate to demonstrate a commitment to pay for the VOI once 10% of the purchase price plus the value of the incentives provided to consummate a VOI transaction has been covered. The Company recognizes sales of VOIs on an accrual basis after (i) a binding sales contract has been executed; (ii) the buyer has adequately demonstrated a commitment to pay for the VOI; (iii) the rescission period required under applicable law has expired; (iv) collectibility of the receivable representing the remainder of the sales price is reasonably assured; and (v) the Company has completed substantially all of its obligations with respect to any development related to the real estate sold (i.e., construction has been substantially completed and certain minimum project sales levels have been met). If the buyer's commitment has not met ASC 978 guidelines, the Vacation Interest sales revenue and related Vacation Interest cost of sales and direct selling costs are deferred and recognized under the installment method until the buyer's commitment is satisfied, at which time the remaining amount of the sale is recognized. The net deferred revenue is recorded as a reduction to mortgages and contracts receivable on the Company's balance sheet. Under ASC 978, the provision for uncollectible Vacation Interest sales revenue is recorded as a reduction of Vacation Interest sales revenue.

Vacation Interest Sales Revenue, Net—Vacation Interest sales revenue, net, is comprised of Vacation Interest sales, net of a provision for uncollectible Vacation Interest sales revenue. Vacation interest sales consist of revenue from the sale of points, which can be utilized for vacations at any of the resorts in the Company's network for varying lengths of stay, net of an amount equal to the expense associated with certain sales incentives. A variety of sales incentives are routinely provided as sales tools. Sales centers have predetermined budgets for sales incentives and manage the use of incentives accordingly. A provision for uncollectible Vacation Interest sales revenue is recorded upon completion of each financed sale. The provision is calculated based on historical default experience associated with the customer's FICO score. Additionally, the Company analyzes its allowance for loan and contract losses quarterly and makes adjustments based on current trends in consumer loan delinquencies and defaults and other criteria, if necessary. Since late 2007, the Company has sold VOIs primarily in the form of points. All of the Company's Vacation Interest sales revenue, net, is allocated to the Vacation Interest Sales and Financing business segment.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Vacation Interest sales, net of provision, consists of the following for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Years Ended December 31,
	2013	2012	2011
Vacation Interest Sales	$509,283	$318,555	$211,321
Provision for uncollectible Vacation Interest sales revenue	(44,670)	(25,457)	(16,562)
Vacation Interest sales, net of provision	$464,613	$293,098	$194,759
Interest Revenue—The Company's interest revenue consists primarily of interest earned on consumer loans. Interest earned on consumer loans is accrued based on the contractual provisions of the loan documents. Interest accruals on consumer loans are suspended at the earliest of (i) a default in the consumer's first payment on the loan; (ii) the completion of cancellation or foreclosure proceedings; or (iii) the customer's account becoming over 180 days delinquent. If payments are received while a consumer loan is considered delinquent, interest is recognized on a cash basis. Interest accrual resumes once a customer has made six timely payments on the loan. All interest revenue is allocated to the Vacation Interest Sales and Financing business segment, with the exception of interest revenue earned on bank account balances, which is reported in Corporate and Other.
Other Revenue—Other revenue includes (i) collection fees paid by owners when they bring their maintenance fee accounts current after collection efforts have been made by the Company on behalf of the HOAs and Collections; (ii) closing costs paid by purchasers on sales of VOIs; (iii) revenue associated with certain sales incentives given to customers as motivation to purchase a VOI (in an amount equal to the expense associated with such sales incentives), which is recorded upon recognition of the related VOI sales revenue; (iv) late/impound fees assessed on consumer loans; (v) loan servicing fees earned for servicing third-party portfolios; (vi) commission revenue earned from certain third-party lenders that provide consumer financing for sales of the Company's VOIs in Europe; and (vii) liquidation damage revenue recognized when customers' non-refundable deposits are forfeited upon the customers' failure to close on VOI transactions. Revenues associated with item (i) above are allocated to the Company's Hospitality and Management Services business segment. Revenues associated with the remaining items above are allocated to the Company's Vacation Interest Sales and Financing business segment.
Management and Member Services Expense—Substantially all direct expenses related to the provision of services to the HOAs (other than for the Company's St. Maarten resorts, for which the Company functions as the HOA) and the Collections are recovered through the Company's management agreements and, consequently, are not recorded as expenses. The Company passes through to the HOAs and the Collections certain overhead charges incurred to manage the resorts. In accordance with guidance included in ASC 605-45, “Revenue Recognition - Principal Agent Considerations," reimbursements from the HOAs and the Collections relating to pass-through costs are recorded net of the related expenses. These expenses are allocated to the Hospitality and Management Services business segment.
Expenses associated with the Company's operation of the Clubs include costs incurred for in-house and outsourced call centers, member benefits, annual membership fees paid to a third-party exchange company on behalf of members of the Clubs, as applicable, and administrative expenses. These expenses are allocated to the Hospitality and Management Services business segment.
From July 2011 until the closing of the Island One Acquisition, management and member services expenses also included costs incurred under the fee-for-service agreements with Island One, Inc. This arrangement was terminated in conjunction with the Island One Acquisition.
These expenses are allocated to the Hospitality and Management Services business segment.
Consolidated Resort Operations Expense—With respect to the St. Maarten resorts, the Company records expenses associated with housekeeping, front desk, maintenance, landscaping and other similar activities, which are recovered by the maintenance fees recorded in consolidated resort operations revenue. In addition, for the two properties located in St. Maarten, the Company also bills the owners for capital project assessments to repair and replace the amenities of these resorts, as well as assessments to reserve the potential out-of-pocket deductibles for hurricanes and other natural disasters. These assessments are deferred until the refurbishment activity occurs, at which time the amounts collected are recognized as consolidated resort operations revenue with offsetting expense recorded under consolidated resort operations expense. The Company's expense associated with the St. Maarten properties has historically constituted a majority of the Company's consolidated resort operations expense. Furthermore, consolidated resort operations expense includes the costs related to food and beverage operations at certain resorts whose restaurants the Company operates directly. Similarly, the expenses of operating the golf

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

courses, spas and retail and gift shops are included in consolidated resort operations expense. These expenses are allocated to the Hospitality and Management Services business segment.
Through December 31, 2013, consolidated resort operations expense also included costs at certain golf courses owned and operated by the Company at certain resorts prior to outsourcing the management of these golf courses.
Vacation Interest Cost of Sales—At the time the Company records Vacation Interest sales revenue, it records the related Vacation Interest cost of sales. The Company records Vacation Interest cost of sales using the relative sales value method in accordance with ASC 978. This method, which was originally designed for developers of timeshare resorts, requires the Company to make a number of projections and estimates which are subject to significant uncertainty. In order to determine the amounts that must be expensed for each dollar of Vacation Interest sales with respect to a particular project, the Company is required to prepare a forecast of sales and certain costs for the entire project's life cycle. These forecasts require the Company to estimate, among other things, the costs to acquire (or if applicable, build) additional VOIs, the total revenues expected to be earned on the project (including estimations of sales price per point and the aggregate number of points to be sold), the proper provision for uncollectible Vacation Interest sales revenue and sales incentives, and the projected future cost and volume of recoveries of VOIs. Then, these costs as a percentage of Vacation Interest sales are determined and that percentage is applied retroactively to all prior sales and is applied to sales within the current period and future periods with respect to a particular project. These projections are reviewed on a regular basis, and the relevant estimates used in the projections are revised (if necessary) based upon historical results and management's new estimates. The Company requires a seasoning of pricing strategy changes before such changes fully affect the projection, which generally occurs over a six-month period. If any estimates are revised, the Company is required to adjust its Vacation Interest cost of sales using the revised estimates, and the entire adjustment required to correct Vacation Interest cost of sales over the life of the project to date is taken in the period in which the estimates are revised. Accordingly, small changes in any of the numerous estimates in the model can have a significant financial statement impact, both positively and negatively, because of the retroactive adjustment required by ASC 978. See “Unsold Vacation Interests, net” below for further detail. All of these costs are allocated to the Vacation Interest Sales and Financing business segment.
Advertising, Sales and Marketing Costs—Advertising, sales and marketing costs are expensed as incurred, except for costs directly related to VOI sales that are not eligible for revenue recognition under ASC 978, as described in "—Vacation Interest Sales Revenue Recognition” above, which are deferred along with related revenue until the buyer's commitment requirements are satisfied. Advertising, sales and marketing costs are allocated to the Vacation Interest Sales and Financing business segment. Advertising expense recognized was $6.2 million, $5.4 million and $4.5 million and for the years ended December 31, 2013, 2012 and 2011, respectively.
Vacation Interest Carrying Cost, Net—The Company is responsible for paying annual maintenance fees and reserves to the HOAs and the Collections on its unsold VOIs. Vacation Interest carrying cost, net, includes amounts paid for delinquent maintenance fees related to VOIs acquired pursuant to the Company's inventory recovery agreements, except for amounts that are capitalized to unsold Vacation Interests, net.
To offset the Company's Vacation Interest carrying cost, the Company rents VOIs controlled by the Company to third parties on a short-term basis. The Company also generates revenue on sales of one-week rentals ("Sampler Packages")and mini-vacations, which allow prospective owners to sample a resort property. This revenue and the associated expenses are deferred until the vacation is used by the customer or the expiration date, whichever is earlier. Revenue from resort rentals, Sampler Packages and mini-vacations is recognized as a reduction to Vacation Interest carrying cost, with the exception of revenue from the Company's European sampler product and a U.S. fixed-term product, which have a duration of three to four years and are treated as Vacation Interest sales revenue. In addition, the Company provides rental services on behalf of certain of its affiliated resorts for a commission. Vacation interest carrying cost, net, is allocated to the Vacation Interest Sales and Financing business segment.
Loan Portfolio Expense—Loan portfolio expense includes payroll and administrative costs of the finance operations and credit card processing fees. These costs are expensed as incurred with the exception of contract receivable origination costs, which are capitalized and amortized over the term of the related contracts receivable as an adjustment to interest revenue using the effective interest method in accordance with guidelines issued under ASC 310, “Receivables” ("ASC 310"). These expenses are allocated to the Vacation Interest Sales and Financing business segment, with the exception of a portion of expenses incurred by the in-house collections department, which are allocated to the Hospitality and Management Services business segment.
Other Operating Expenses—Other operating expenses include credit card fees incurred by the Company when customers remit down payments associated with a VOI purchase in the form of credit cards and also include certain sales

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

incentives given to customers as motivation to purchase VOIs, all of which are expensed as the related Vacation Interest sales revenue is recognized. These expenses are allocated to the Company's Vacation Interest Sales and Financing business segment.

General and Administrative Expense—General and administrative expense includes payroll and benefits, legal, audit and other professional services, costs related to mergers and acquisitions, travel costs, system-related costs and corporate facility expense. These expenses are not allocated to the Company's business segments, but rather are reported under Corporate and Other.
Depreciation and Amortization—The Company records depreciation expense in connection with depreciable property and equipment it purchased or acquired, including buildings and leasehold improvements, furniture and office equipment, land improvements and computer software and equipment. In addition, the Company records amortization expense on intangible assets with a finite life acquired by the Company, including management contracts, member relationships, distributor relationships and others. Depreciation and amortization expense is not allocated to the Company's business segments, but rather is reported in Corporate and Other.
Interest Expense—Interest expense related to corporate-level indebtedness is reported in Corporate and Other. Interest expense related to the Company's securitizations and consumer loan financings is allocated to the Vacation Interest Sales and Financing business segment.

Stock-based Compensation Expense—The Company accounts for the stock-based compensation issued to its employees in accordance with ASC 718, "Compensation - Stock Compensation" ("ASC 718"). For a stock-based award with service-only vesting conditions, the Company measures compensation expense at fair value on the grant date and recognizes this expense in the statement of operations and comprehensive (loss) income over the vesting period during which the grantees provide service in exchange for the award.
The Company accounts for its stock-based compensation issued to employees of Hospitality Management and Consulting Service, LLC ("HM&C"), a Nevada limited liability company, and Mr. Lowell D. Kraff, the Vice Chairman of the Board of Directors of DRII (the "Non-Employees," and the stock-based compensation issued to such individuals, the "Non-Employee Grants") in accordance with ASC 505-50, "Equity-Based Payments to Non-Employees." Pursuant to a services agreement that the Company entered into with HM&C effective as of December 31, 2010 (as amended and restated effective as of December 31, 2012, the “HM&C Agreement”), HM&C provides certain services to the Company, including the services of certain executive officers, including Mr. Stephen J. Cloobeck, the Company's founder and Chairman, Mr. David F. Palmer, President and Chief Executive Officer, Mr. C. Alan Bentley, Executive Vice President and Chief Financial Officer, Mr. Howard S. Lanznar, Executive Vice President and Chief Administrative Officer and approximately 54 other employees. See "Note 6—Transactions with Related Parties" for further discussion of HM&C.
The fair value of an equity instrument issued to Non-Employees is measured by using the stock price and other measurement assumptions as of the date at the earlier of: (i) a commitment for performance by the grantees has been reached; or (ii) the performance by the grantees is complete. Accordingly, these grants are re-measured at each balance sheet date as additional services are performed. See "Use of Estimates" above for discussions on significant estimates used by the Company to estimate compensation expense related to stock options issued by the Company to its employees and Non-Employees under the 2013 Plan.

In accordance with SAB 14, the Company records stock-based compensation to the same line item on the statement of operations and comprehensive income as the grantees' cash compensation. In addition, the Company records stock-based compensation to the same business segment on the statement of operations and comprehensive income as the grantees' cash compensation for segment reporting purposes in accordance with ASC 280, "Segment Reporting."

Income Taxes—The Company is subject to income taxes in the U.S. (including federal and state) and numerous foreign jurisdictions in which the Company operates. The Company records income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, and attributable to operating loss and tax credit carry forwards. Accounting standards regarding income taxes require a reduction of the carrying amounts of deferred tax assets by a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically based on a more-likely-than-not realization threshold. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the reversal of existing taxable temporary differences, the duration of statutory carry forward periods, the Company's experience with operating loss and tax credit carry forwards not expiring unused, and tax planning alternatives.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The Company recorded a deferred tax asset for its net operating losses, a portion of which the use is subject to limitations. As a result of uncertainties regarding the Company’s ability to utilize such net operating loss carry forwards, the Company maintains a valuation allowance against the deferred tax assets attributable to these net operating losses.
Accounting standards regarding uncertainty in income taxes provide a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on examination, based solely on the technical merits. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being sustained on examination. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.
Cash and Cash Equivalents—Cash and cash equivalents consist of cash, money market funds, and all highly-liquid investments purchased with an original maturity date of three months or less.
Cash in Escrow and Restricted Cash—Cash in escrow consists of deposits received on sales of VOIs that are held in escrow until the legal rescission period has expired. Restricted cash consists primarily of reserve cash held for the benefit of the secured note holders including the DROT 2013-2 Notes prefunding account and cash collections on certain mortgages receivable that secure collateralized notes. See "Note 16—Borrowings" for the definition of the DROT 2013-2 Notes. Additionally, in its capacity as resort manager, the Company collects cash on overnight rental operations on behalf of owners and HOAs, which are captioned “Rental trust” in "Note 4—Cash in Escrow and Restricted Cash."
Mortgages and Contracts Receivable and Allowance for Loan and Contract Losses—The Company accounts for mortgages (for the financing of previously sold intervals) and contracts receivable (for the financing of points) under ASC 310.
Mortgages and contracts receivable that the Company originates or acquires are recorded net of (i) deferred loan and contract costs, (ii) the discount or premium on the acquired mortgage pool and (iii) the related allowance for loan and contract losses. Loan and contract origination costs incurred in connection with providing financing for VOIs are capitalized and amortized over the term of the related mortgages or contracts receivable as an adjustment to interest revenue using the effective interest method. Because the Company currently sells VOIs only in the form of points, the Company originates contracts receivables, and is not currently originating any new mortgages. The Company records a sales provision for estimated mortgage and contracts receivable losses as a reduction to Vacation Interest sales revenue. This provision is calculated as projected gross losses for originated mortgages and contracts receivable, taking into account estimated VOI recoveries. If actual mortgage and contracts receivable losses differ materially from these estimates, the Company's future results of operations may be adversely impacted.
The Company applies its historical default percentages based on credit scores of the individual customers to its originated and acquired mortgage and contracts receivable population and evaluates other factors such as economic conditions, industry trends, defaults and past due agings to analyze the adequacy of the allowance. Any adjustments to the allowance for mortgage and contracts receivable loss are recorded within Vacation Interest sales revenue.
The Company charges off mortgages and contracts receivable upon the earliest of (i) the completion of cancellation or foreclosure proceedings; or (ii) the customer's account becoming over 180 days delinquent. Once a customer has made six timely payments following the event leading to the charge off, the charge off is reversed. A default in a customer's initial payment results in a rescission of the sale. All collection and foreclosure costs are expensed as incurred.
The mortgages and contracts receivable acquired on April 27, 2007 in connection with the Sunterra Corporation acquisition, on August 31, 2010 in connection with the ILX Acquisition, on July 1, 2011 in connection with the Tempus Resorts Acquisition, on May 21, 2012 in connection with the PMR Acquisition, on October 5, 2012 in connection with the Aegean Blue Acquisition and on July 24, 2013 in connection with the Island One Acquisition are each accounted for separately as an acquired pool of loans. Any discount or premium associated with each pool of loans is amortized using an amortization method that approximates the effective interest method.
Due from Related Parties, Net and Due to Related Parties, Net—Amounts due from related parties, net, and due to related parties, net consist primarily of transactions with HOAs or Collections for which the Company acts as the management company. See "Note 6— Transactions with Related Parties" for further detail. Due to the fact that the right of offset exists between the Company and the HOAs and the Collections, the Company evaluates amounts due to and from each HOA and Collection at each reporting period to present the balances as either a net due to or a net due from related parties in accordance with the requirements of ASC 210, “Balance Sheet—Offsetting.”
Assets Held for Sale—Assets held for sale are recorded at the lower of cost or their estimated fair value less costs to sell and are not subject to depreciation. Sale of the assets classified as such is probable, and transfer of the assets is expected to qualify for recognition as a completed sale, generally within one year of the balance sheet date.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Unsold Vacation Interests, Net—Unsold VOIs are valued at the lower of cost or fair market value. The cost of unsold VOIs includes acquisition costs, hard and soft construction costs (which are comprised of architectural and engineering costs incurred during construction), the cost incurred to recover inventory and other carrying costs (including interest, real estate taxes and other costs incurred during the construction period). The costs capitalized for recovered intervals differ based on a variety of factors, including the method of recovery and the timing of the original sale or loan origination. Costs are expensed to Vacation Interest cost of sales under the relative sales value method described above. In accordance with ASC 978, under the relative sales value method, cost of sales is calculated as a percentage of Vacation Interest sales revenue using a cost-of-sales percentage ratio of total estimated development costs to total estimated Vacation Interest sales revenue, including estimated future revenue and incorporating factors such as changes in prices and the recovery of VOIs (generally as a result of maintenance fee and contracts receivable defaults). In accordance with ASC 978, the selling, marketing and administrative costs associated with any sale, whether the original sale or subsequent resale of recovered inventory, are expensed as incurred.
In accordance with ASC 978, on a quarterly basis, the Company recalculates the total estimated Vacation Interest sales revenue and total estimated costs. The effects of changes in these estimates are accounted for as a current period adjustment so that the balance sheet at the end of the period of change and the accounting in subsequent periods are as they would have been if the revised estimates had been the original estimates. These adjustments can be material.

In North America, the Company capitalizes all maintenance fees and assessments paid to the HOAs and the Collections related to the inventory recovery agreements into unsold Vacation Interests, net for the first two years of a member's maintenance fee delinquency. Following this two-year period, all assessments and maintenance fees paid under these agreements are expensed in Vacation Interest carrying cost, net. No entry is recorded upon the recovery of the delinquent inventory.

In Europe, the Company enters into informal inventory recovery arrangements similar to those in North America with the majority of the HOAs and the European Collection. Accordingly, the Company capitalizes all maintenance fees and assessments paid to the HOAs and the European Collection related to the inventory recovery arrangements into due from related parties-net for the first two years of a member's maintenance fee delinquency. Following this two-year period, all assessments and maintenance fees paid under these arrangements are expensed in Vacation Interest carrying cost, net. Once the delinquent inventory is recovered, the Company reclassifies the amounts capitalized in due from related parties, net to unsold Vacation Interests, net.
Goodwill—Goodwill represents the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. The Company does not amortize goodwill, but rather evaluates goodwill for potential impairment on an annual basis or at other times during the year if events or circumstances indicate that it is more likely than not that the fair value of a reporting unit, as defined in ASC 350-20, "Intangibles—Goodwill" ("ASC 350"), is below the carrying amount.
Goodwill is tested using a two-step process. The first step of the goodwill impairment assessment, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill ("net book value"). If the fair value of a reporting unit exceeds its net book value, goodwill of the reporting unit is considered not impaired, thus the second step of the impairment test is unnecessary. If net book value of a reporting unit exceeds its fair value, the second step of the goodwill impairment test will be performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment assessment, used to measure the amount of impairment loss, if any, compares the implied fair value of reporting unit goodwill, which is determined in the same manner as the amount of goodwill recognized in a business combination, with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess.
Intangible assets—Definite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives. Management contracts have estimated useful lives ranging from five to 25 years. Membership relationships and distributor relationships have estimated useful lives ranging from three to 30 years.
The Company reviews definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the estimated future cash flows expected to result from the use and eventual disposition of an asset is less than its net book value, an impairment loss is recognized. Measurement of an impairment loss is based on the fair value of the asset.
Foreign Currency Translation—Assets and liabilities in foreign locations are translated into U.S. dollars using rates of exchange in effect at the end of the reporting period. Income and expense accounts are translated into U.S. dollars using average rates of exchange. The net gain or loss is shown as a translation adjustment and is included in other comprehensive

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

income in the consolidated statement of operations and comprehensive income (loss). Holding gains and losses from foreign currency transactions are also included in the consolidated statement of operations and comprehensive income (loss).
Other Comprehensive Income (Loss)—Other comprehensive income (loss) includes all changes in equity from non-owner sources such as foreign currency translation adjustments and changes in accumulated obligation under the Company's defined benefit plan. See "Note 25—Employee Benefit Plans" for further information on the Company's defined benefit plan. The Company accounts for other comprehensive income (loss) in accordance with ASC 220, “Comprehensive Income.”
Recently Issued Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 clarifies the balance sheet presentation of such items and is applicable to all entities that have an unrecognized tax benefit due to a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company believes that the adoption of this update will primarily result in increased disclosures.
In January 2014. the FASB issued ASU No. 2014-04, Receivables - Troubled Debt Restructurings by Creditors
(Subtopic 310-40)—Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure
("ASU 2014-04"). ASU 2014-04 clarifies when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate recognized. ASU 2014-04 is effective for public business entities for annual periods and interim periods within those annual periods beginning after December 15, 2014. The Company will adopt ASU 2014-04 as of its interim period ending March 31, 2014. The Company believes that the adoption of this update will not have a material impact on its financial statements.

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
The Company maintains cash, cash equivalents, cash in escrow, and restricted cash with various financial institutions. These financial institutions are located throughout North America, Europe, Mexico and the Caribbean. A significant portion of the our cash is maintained with a select few banks and is, accordingly, subject to credit risk. Periodic evaluations of the relative credit standing of financial institutions maintaining the deposits are performed to evaluate and mitigate, if necessary, any credit risk.
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
 Geographic Concentration—Currently, portions of the Company's consumer loan portfolio are concentrated in certain geographic regions within the U.S. As of December 31, 2013, the Company's loans to California, Arizona and Florida residents constituted 28.6%, 8.9% and 5.9%, respectively, of the consumer loan portfolio. The deterioration of the economic condition and financial well-being of the regions in which the Company has significant loan concentrations such as California, Arizona or Florida, could adversely affect its consumer loan portfolio, business and results of operations. No other state or foreign country concentration accounted for in excess of 5.0% of the portfolio. The credit risk inherent in such concentrations is dependent upon regional and general economic stability, which affects property values and the financial well-being of the borrowers.
Interest Rate Risk—Since a portion of the Company’s indebtedness bears interest at variable rates, any increase in interest rates beyond amounts covered under the Company’s interest rate cap agreements or swap agreements, particularly if sustained, could have a material adverse effect on the Company’s results of operations, cash flows and financial position.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

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
The 2010 and 2012 Cap Agreements expired on July 20, 2013. On July 20, 2013, as required by the Conduit Facility (see "Note 16—Borrowings" for the definition of the Conduit Facility), the Company entered into an interest rate swap agreement with a notional amount of $55.0 million (the “July 2013 Swap”) that was scheduled to mature on July 20, 2023 to manage its exposure to the fluctuation in interest rates. The Company paid interest at a fixed rate of 2.18% based on a floating notional amount according to a pre-determined amortization schedule and received interest based on three-month floating LIBOR.
On August 20, 2013, as required by the Conduit Facility, the Company entered into an interest rate swap agreement with a notional amount of $35.0 million (the “August 2013 Swap”) that was scheduled to mature on August 20, 2023 to manage its exposure to the fluctuation in interest rates. The Company paid interest at a fixed rate of 2.42% based on a floating notional amount according to a pre-determined amortization schedule and received interest based on three-month floating LIBOR.
On November 20, 2013, the July 2013 Swap and August 2013 Swap were terminated concurrent with the paydown of the Conduit Facility. A portion of the proceeds from the DROT 2013-2 Notes (see "Note 16—Borrowings" for the definition of the DROT 2013-2 Notes) were used to pay off the then-outstanding balance on the Conduit Facility and the amounts due under the July 2013 Swap and August 2013 Swap.

Note 4	— Cash in Escrow and Restricted Cash
Cash in escrow and restricted cash consisted of the following as of December 31 (in thousands):

	2013	2012
Securitization and Funding Facilities collection and reserve cash	$49,987	$15,416
Collected on behalf of HOAs and other	17,091	11,617
Escrow	11,887	8,134
Rental trust	11,131	6,040
Bonds and deposits	2,135	1,104
Total cash in escrow and restricted cash	$92,231	$42,311

Securitization and Funding Facilities collection and reserve cash contains reserve cash held for the benefit of the secured note holders and cash collections on certain mortgages receivable that secure collateralized notes. This increased significantly during the year ended December 31, 2013 due to the completion of the DROT 2013-1 Notes, the Tempus 2013 Notes and the DROT 2013-2 Notes. See "Note 16—Borrowings" for the definition of and further detail on these borrowings.

Note 5	— Mortgages and Contracts Receivable and Allowance for Loan and Contract Losses
The Company provides financing to purchasers of VOIs at North American and St. Maarten sales centers that is collateralized by their VOIs. Eligibility for this financing is determined based on the customers’ FICO credit scores. As of December 31, 2013, the mortgages and contracts receivable bore interest at fixed rates between 0.0% and 18.0%. The term of the mortgages and contracts receivable are from one year to 15 years and may be prepaid at any time without penalty. The weighted average interest rate of outstanding mortgages and contracts receivable was 15.1% and 15.7% as of December 31, 2013 and December 31, 2012, respectively.
The Company charges off mortgages and contracts receivable upon the earliest of (i) the completion of cancellation or foreclosure proceedings; or (ii) the customer's account becoming over 180 days delinquent. Once a customer has made six timely payments following the event leading to the charge-off, the charge-off is reversed. A default in a customer's initial payment results in a rescission of the sale. All collection and foreclosure costs are expensed as incurred. Mortgages and contracts receivable between 90 and 180 days past due as of December 31, 2013 and December 31, 2012 were 2.5% and 2.6%, respectively, of gross mortgages and contracts receivable.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Mortgages and contracts receivable originated by the Company are recorded net of deferred loan and contract origination costs, and the related allowance for loan and contract losses. Loan and contract origination costs incurred in connection with providing financing for VOIs are capitalized and amortized over the estimated life of the mortgages or contracts receivable based on historical prepayments as a decrease to interest revenue using the effective interest method. Amortization of deferred loan and contract origination costs charged to interest revenue was $5.4 million, $3.3 million and $2.8 million for the years ended December 31, 2013, 2012, and 2011, respectively.
The Company recorded a $3.3 million discount on the mortgage pool acquired on April 27, 2007 in connection with the Sunterra Merger, which is being amortized over the life of the related acquired mortgage pool. As of December 31, 2013 and December 31, 2012, the net unamortized discount on this acquired mortgage pool was $0.2 million and $0.3 million, respectively. During the years ended December 31, 2013, 2012 and 2011, the Company recorded amortization of $0.1 million, $0.2 million and $0.3 million, respectively, as an increase to interest revenue.
The Company recorded a $0.8 million premium on the purchased Mystic Dunes mortgage pool that was part of the Tempus Resorts Acquisition and was amortized over the life of the related acquired mortgage pool. This premium was fully amortized during the year ended December 31, 2013 as a result of the loans being sold as part of the Tempus 2013 Notes (see "Note 16—Borrowings" for the definition of the Tempus 2013 Notes). As of December 31, 2013 and 2012, the net unamortized premium was $0 and $0.5 million, respectively. During the years ended December 31, 2013, 2012 and 2011, amortization of $0.5 million, $0.2 million and $1.1 million, respectively, was recorded as a decrease to interest revenue.
The Company recorded a $0.1 million premium on May 21, 2012 on the mortgage pool purchased in the PMR Acquisition and was fully amortized during the year ended December 31, 2013. As of December 31, 2013 and December 31, 2012, the net unamortized premium was $0 and $0.1 million, respectively. During the year ended December 31, 2013, amortization of $0.1 million was recorded as a decrease to interest revenue. During the year ended December 31, 2012, amortization of a de minimis amount was recorded as a decrease to interest revenue.
The Company recorded a $0.6 million premium on July 24, 2013 on the mortgage pool purchased in the Island One Acquisition and is being amortized over the life of the related acquired mortgage pool. As of December 31, 2013, the net unamortized premium was $0.5 million. During the year ended December 31, 2013, amortization of $0.1 million was recorded as a decrease to interest revenue.
Mortgages and contracts receivable, net, consisted of the following as of December 31 (in thousands):

	2013	2012
Mortgages and contracts receivable, acquired — the Sunterra Merger	$18,481	$30,721
Mortgages and contracts receivable, contributed	443	1,337
Mortgages and contracts receivable, originated	417,595	290,264
Mortgages and contracts receivable, purchased	58,790	64,932
Mortgages and contracts receivable, gross	495,309	387,254
Allowance for loan and contract losses	(105,590)	(83,784)
Deferred profit on Vacation Interest transactions	(2,197)	(6,113)
Deferred loan and contract origination costs, net of accumulated amortization	8,223	4,810
Inventory value of defaulted mortgages that were previously contributed or acquired	9,411	10,512
Premium on mortgages and contracts receivable, net of accumulated amortization	515	564
Discount on mortgages and contracts receivable, net of accumulated amortization	(217)	(311)
Mortgages and contracts receivable, net	$405,454	$312,932

As of December 31, 2013 and 2012, $404.2 million and $340.4 million, respectively, of the gross amount of mortgages and contracts receivable were collateralized against the Company’s various debt instruments included in "Securitization notes and Funding Facilities" in the accompanying consolidated balance sheets. See "Note 16—Borrowings" for further detail.
Deferred profit on Vacation Interest transactions represents the revenues less the related direct costs (sales commissions, sales incentives, cost of sales and allowance for loan losses) related to sales that do not qualify for revenue recognition under the provisions of ASC 978. See "Note 2—Summary of Significant Accounting Policies" for a description of revenue recognition criteria.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Inventory value of defaulted mortgages that were previously contributed and acquired represents the inventory underlying mortgages that have defaulted. Upon recovery of the inventory, the value is transferred to unsold Vacation Interests, net.
The following reflects the contractual principal maturities of originated and acquired mortgages and contracts receivable as of December 31 (in thousands):

2014	$43,680
2015	46,627
2016	47,893
2017	48,058
2018	47,255
2019 and thereafter	261,796
$495,309

Activity in the allowance for loan and contract losses associated with mortgages and contracts receivable for the years ended December 31, 2013 and 2012 is as follows (in thousands):

	2013	2012
Balance, beginning of period	$83,784	$94,478
Provision for uncollectible Vacation Interest sales revenue	43,133	26,539	(a)
Provision (adjustment) for purchased portfolios	3,982	(7,205)
Mortgages and contracts receivable charged off	(28,882)	(37,297)
Recoveries	3,568	7,250
Effect of translation rate	5	19
Balance, end of period	$105,590	$83,784
_____________
(a) The provision for uncollectible Vacation Interest sales revenue in the table above showing activity in the allowance for loan and contract losses associated with mortgages and contracts receivable is exclusive of ASC 978 adjustments related to deferred revenue, as well as adjustments for the rescission period required under applicable law. The ASC 978 adjustments increased the provision for uncollectible Vacation Interest sales revenue by $0.9 million for the year ended December 31, 2013 and decreased the provision by $0.7 million for the year ended December 31, 2012. The adjustments for the rescission period increased the provision for uncollectible Vacation Interest sales revenue by $0.6 million for the year ended December 31, 2013 and decreased the provision by $0.4 million for the year ended December 31, 2012.

A summary of credit quality as of December 31, 2013 and 2012 is as follows (in thousands):

FICO Scores	2013	%	2012	%
>799	$45,235	9%	$31,199	8%
700 – 799	237,557	48%	181,456	47%
600 – 699	152,601	31%	127,423	33%
<600	24,076	5%	24,686	6%
No FICO Scores	35,840	7%	22,490	6%
	$495,309	100%	$387,254	100%
The Company captures FICO credit scores when each loan is underwritten. FICO credit score information is updated annually and was last updated as of March 31, 2013 for then-existing mortgages and contracts receivable. The "No FICO Scores" category in the table above is primarily comprised of customers who live outside of the U.S.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note 6	— Transactions with Related Parties
Due from Related Parties, Net, and Due to Related Parties, Net
Amounts due from related parties, net, and due to related parties, net, consist primarily of transactions with HOAs or Collections for which the Company acts as the management company. Due from related parties, net, transactions include (i) management fees for the Company’s role as the management company; (ii) certain expenses reimbursed by HOAs and Collections; (iii) the allocation of a portion of the Company’s Vacation Interest carrying costs, management and member services, consolidated resort operations; and (iv) loan portfolio and general and administrative expenses according to a pre-determined schedule approved by the board of directors at each HOA and Collection. Due to related parties, net, transactions include (i) the amounts due to HOAs under inventory recovery agreements the Company enters into regularly with certain HOAs and similar agreements with the Collections pursuant to which the Company recaptures VOIs, either in the form of vacation points or vacation intervals, and brings them into the Company’s inventory for sale to customers; (ii) the maintenance fee and assessment fee liability owed to HOAs for intervals or to the Collections for points owned by the Company (this liability is recorded on January 1 of each year for the entire amount of annual maintenance and assessment fees and is relieved throughout the year by the payments remitted to the HOAs and the Collections; these maintenance and assessment fees are also recorded as prepaid expenses and other assets in the accompanying consolidated balance sheets and amortized ratably over the year); (iii) cleaning fees owed to the HOAs for room stays incurred by the Company’s customers; (iv) subsidy liabilities according to a developer guarantee at a resort; in addition, the Company carries subsidy liabilities owed to certain HOAs to fund the negative cash flows at these HOAs according to certain subsidy agreements which have been terminated; and (v) miscellaneous transactions with other non-HOA related parties.
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
Due from related parties, net, consisted of the following as of December 31 (in thousands):

	2013	2012
Amounts due from HOAs	$36,957	$13,346
Amounts due from Collections	7,938	8,970
Amounts due from other	1,367	679
Total due from related parties, net	$46,262	$22,995

Due to related parties, net, consisted of the following as of December 31 (in thousands):

	2013	2012
Amounts due to HOAs	$16,032	$33,441
Amounts due to Collections	28,381	30,563
Amounts due to other	231	200
Total due to related parties, net	$44,644	$64,204
In connection with the Island One Acquisition and the PMR Service Companies Acquisition, the Company acquired $2.8 million and $0.1 million, respectively, in amounts due from HOAs based on a preliminary appraisal. See "Note 24—Business Combinations" for further details.
Inventory Recovery Agreements
The Company entered into inventory recovery agreements with substantially all HOAs for its managed resorts in North America and similar arrangements with all of the Collections and a majority of its European managed resorts, pursuant to which it recaptures VOIs, either in the form of points or intervals, and brings them into its inventory for sale to customers. Under these agreements, the Company is required to pay maintenance and assessment fees to the HOAs and Collections, including any past due amounts, for any VOIs that it has recovered. These agreements automatically renew for additional one-year terms unless expressly terminated by either party in advance of the agreement expiration period.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Such agreements contain provisions for the Company to utilize the VOIs associated with such maintenance fees and to reclaim such VOIs in the future. Each agreement provides for an initial June 30 settlement date and adjustments thereafter for owners that become current subsequent to the June 30 settlement date.
Management Services
Included within the amounts reported as management and member services revenue are revenues from resort management services provided to the HOAs, which totaled $44.6 million, $37.9 million and $33.2 million for the years ended December 31, 2013, 2012 and 2011, respectively. See "Note 1—Background, Business and Basis of Presentation" above for detail of these services performed.
Also included within the amount reported as management and member services revenue are revenues earned from managing the Collections. These amounts total $37.5 million, $30.3 million and $23.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Guggenheim Relationship

Two members of the Company's board, Messrs. Zachary Warren and Scott Minerd, are principals of Guggenheim
Partners, LLC ("Guggenheim"), an affiliate of the DRP Holdco, LLC (the "Guggenheim Investor"), a significant investor in the
Company. Pursuant to an agreement with the Company, Guggenheim has the right to appoint two members to the Company's board, subject to certain security ownership thresholds, and Messrs. Warren and Minerd serve as members of the Company's board as the appointees of Guggenheim.
In connection with the amendment and restatement of the Company's Conduit Facility on April 11, 2013, an affiliate of Guggenheim became a commercial paper conduit for the Conduit Facility. Also, another affiliate of Guggenheim is currently an investor in the Company's DROT 2011 Notes and Senior Secured Notes. See "Note 16—Borrowings" for the definition of and more detail regarding these borrowings.
On July 1, 2011, the Company completed the Tempus Resorts Acquisition. In order to fund the Tempus Resorts Acquisition, Tempus Acquisition, LLC entered into the Tempus Acquisition Loan with Guggenheim Corporate Funding, LLC. See "Note 16—Borrowings" for the definition of and more detail on the Tempus Acquisition Loan. On July 24, 2013, the outstanding principal balance under the Tempus Acquisition Loan, along with accrued and unpaid interest and exit fees, was paid off in full using an aggregate of $50.0 million in proceeds from the IPO.
During the years ended December 31, 2013, 2012 and 2011, Tempus Acquisition, LLC made an aggregate of approximately $2.4 million, $4.2 million and $2.0 million, respectively, in interest payments, approximately $2.7 million, $0 and $0, respectively, in exit fee payments and approximately $52.8 million, $9.3 million and $0, respectively, in principal payments on the Tempus Acquisition Loan.
In connection with the funding of the Tempus Acquisition Loan pursuant to the Loan and Security Agreement, dated as of June 30, 2011, among Tempus Acquisition, LLC, the lenders party thereto and Guggenheim Corporate Funding, LLC, which was entered into in connection with the Tempus Resorts Acquisition, the Company issued a warrant (the “Tempus Warrant”) to Guggenheim Corporate Funding, LLC, as administrative agent, for the benefit of the lenders, pursuant to a Warrant Agreement, between the Company and Guggenheim Corporate Funding, LLC. In connection with the Company's payoff of the Tempus Acquisition Loan in full on July 24, 2013, the Tempus Warrant was canceled for no consideration consistent with the terms of the Tempus Acquisition Loan and Security Agreement. See "Note 16—Borrowings" for further detail.
On May 21, 2012, the Company completed the PMR Acquisition. In order to fund the PMR Acquisition, DPMA entered into the PMR Acquisition Loan with Guggenheim Corporate Funding, LLC. See "Note 16—Borrowings" for the definition of and more detail on the PMR Acquisition Loan. On July 24, 2013, the outstanding principal balance under the PMR Acquisition Loan, along with accrued and unpaid interest and exit fees, was paid off in full using an aggregate of $62.1 million in proceeds from the IPO.
During the years ended December 31, 2013 and 2012, DPMA made an aggregate of approximately $3.4 million and $3.9 million, respectively, in interest payments, approximately $3.1 million and $0 in exit fee payments and approximately $64.6 million and $5.0 million, respectively, in principal payments on the PMR Acquisition Loan.
In connection with the funding of the PMR Acquisition Loan pursuant to the Loan and Security Agreement, dated as of May 21, 2012, among DPMA, the lenders party thereto and Guggenheim Corporate Funding, LLC, which was entered into in connection with the PMR Acquisition, the Company issued a warrant (the “PMR Warrant”) to Guggenheim Corporate Funding, LLC, as administrative agent, for the benefit of the lenders, pursuant to a Warrant Agreement, between the Company and

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Guggenheim Corporate Funding, LLC. In connection with the Company's payoff of the PMR Acquisition Loan in full on July 24, 2013, the PMR Warrant was canceled for no consideration consistent with the terms of the PMR Acquisition Loan and Security Agreement. See "Note 16—Borrowings" for further detail.
On September 27, 2013, the Company paid approximately $10.3 million to repurchase warrants to purchase shares of common stock of DRC and, substantially concurrently therewith, the Company borrowed approximately $15.0 million under the Revolving Credit Facility. An affiliate of Guggenheim was the holder of one of these warrants and received approximately $2.8 million in connection with such repurchase. See "Note 16—Borrowings" for definitions of, and more detail on, the Revolving Credit Facility.
HM&C Management Services Agreement
Pursuant to the HM&C Agreement, HM&C provides two categories of management services to the Company: (i) executive and strategic oversight of the services that the Company provides to HOAs and the Collections through the Company’s hospitality and management services operations, for the benefit of the Company and of the HOAs and the Collections, or HOA Management Services; and (ii) executive, corporate and strategic oversight of the Company’s operations and certain other administrative services. HM&C provides the Company with services of Mr. Cloobeck, the Company's three executive officers and approximately 54 other employees (including Sheldon Cloobeck, the father of Mr. Cloobeck), each of whom devotes his or her full business time and attention to the Company. HM&C is entitled to receive (i) an annual management fee for providing HOA Management Services; (ii) an annual management fee for providing corporate management services; (iii) an annual incentive payment based on performance metrics determined by the board of directors of the Company, subject to certain minimum amounts set forth in the HM&C Agreement, and (iv) reimbursement of HM&C's expenses incurred in connection with the activities provided under the HM&C Agreement. The HM&C Agreement also provides for the payment of additional fees to HM&C as and when agreed by the Company and HM&C in the event HM&C provides certain additional services to the Company for the benefit of HOAs or the Collections or in connection with any acquisitions, financing transactions or other significant transactions undertaken by the Company or its subsidiaries. For the years ended December 31, 2013, 2012 and 2011, the Company incurred $28.1 million, $19.2 million and $16.2 million, respectively, in management fees, incentive payments and expense reimbursements in connection with the HM&C Agreement. The HM&C Agreement has a term that is currently set to expire on December 31, 2015, and thereafter automatically renews for successive annual periods unless terminated by the Company or HM&C.
As of December 31, 2013 and 2012, the Company owed HM&C $7.3 million and $4.0 million, respectively, in unpaid and accrued fees related to services performed.
Aircraft Lease
In January 2012, the Company entered into an Aircraft Lease Agreement with N702DR, LLC, a limited liability company of which Mr. Cloobeck is a beneficial owner and a controlling party. Pursuant to this lease agreement, the Company leases an aircraft from N702DR, LLC and paid N702DR, LLC $2.4 million pursuant to this lease agreement for each of the years ended December 31, 2013 and 2012.

Praesumo Agreement

In June 2009, the Company entered into an Engagement Agreement for Individual Independent Contractor with Praesumo Partners, LLC, a limited liability company of which Mr. Kraff is a beneficial owner and a controlling party. Pursuant to this engagement agreement, Praesumo provides Mr. Kraff as an independent contractor to the Company to provide, among other things, acquisition, development and finance consulting services. In September 2013, the agreement was renewed for an additional one-year term, expiring August 31, 2014. In consideration of these services provided pursuant to this agreement, the Company paid to Praesumo Partners, LLC, in the aggregate, $2.0 million, $1.8 million and $3.4 million, in fees and expense reimbursements during the years ended December 31, 2013, 2012 and 2011, respectively. This amount does not include certain travel-related costs paid directly by the Company. In addition, the Company also paid Praesumo $4.1 million related to the recapitalization transaction in July 2011.
Luumena
Mr. Kraff is also a beneficial owner of Luumena, LLC, which provides digital media services. The Company paid Luumena, LLC $0.2 million, $0.8 million and $0.4 million during the years ended December 31, 2013, 2012 and 2011, respectively. The contract with Luumena expired on March 31, 2013 and the Company elected not to renew it.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Technogistics
Mr. Kraff was also a beneficial owner of Technogistics, LLC, which provides direct marketing services. The Company paid Technogistics, LLC $1.6 million and $1.9 million and $1.3 million during the years ended December 31, 2013, 2012 and 2011, respectively. Effective January 1, 2014, Mr. Kraff was no longer affiliated with Technogistics, LLC.
Trivergance Business Resources

Mr. Kraff was also a beneficial owner of Trivergance Business Resources, LLC. Commencing on January 1, 2013, Trivergance Business Resources, LLC began providing promotional, product placement, marketing, public relations and branding services to us, including the development of a new consumer marketing website. The Company paid Trivergance Business Resources, LLC $1.0 million during the year ended December 31, 2013. Effective January 1, 2014, Mr. Kraff was no longer affiliated with Trivergance Business Resources, LLC.
Mackinac Partners
Since September 2008, Mr. C. Alan Bentley has served in various officer capacities, including as Executive Vice President, and as a director, of certain subsidiaries of Diamond LLC. In January 2013, Mr. Bentley was named Executive Vice President and Chief Financial Officer. Mr. Bentley is also a partner of Mackinac Partners, LLC, a financial advisory firm that provides consulting services to the Company. The services provided by Mackinac Partners, LLC to the Company include advisory services relating to mergers and acquisitions, capital formation and corporate finance, litigation support, interim management services relating to the Company's European subsidiary, and restructuring of certain subsidiaries. In addition to these services, which Mackinac Partners, LLC provides at hourly rates, Mackinac Partners, LLC also provides to the Company strategic advisory services of one of its managing partners at a rate of $66,667 per month. For the years ended December 31, 2013, 2012 and 2011, the Company paid a total of $2.2 million, $5.0 million and $3.8 million, respectively, in fees and expense reimbursements to Mackinac Partners, LLC for a variety of consulting services provided to us.

Katten Muchin Rosenman LLP

Mr. Howard S. Lanznar, who joined the Company as the Executive Vice President and Chief Administrative Officer in September 2012, is a partner of the law firm of Katten Muchin Rosenman LLP. Additionally, Richard M. Daley, who is a member of the Board of Directors of the Company, is Of Counsel at Katten Muchin Rosenman LLP. Katten Muchin Rosenman LLP renders legal services to the Company and serves as its counsel. The Company paid fees of $7.0 million and $4.0 million to Katten Muchin Rosenman LLP during years ended December 31, 2013 and 2012, respectively.

Note 7	— Other Receivables, Net
Other receivables, net, consisted of the following as of December 31 (in thousands):

	2013	2012
Club dues receivable, net of allowance of $16,888 and $15,034, respectively	$29,418	$22,012
Receivables related to Mini-vacation and Sampler Packages, net of allowance of $954 and $427, respectively	11,844	9,512
Mortgage and contracts interest receivable	5,025	4,398
Rental receivables and other resort management-related receivables, net of allowance of $806 and $1,210, respectively	3,595	2,935
Tax refund receivable	2,274	2,239
Owner maintenance fee receivable, net of allowance of $3,622 and $2,993, respectively	116	2,230
Insurance claims receivable	96	54
Other receivables	2,220	2,669
Total other receivables, net	$54,588	$46,049
In connection with the Island One Acquisition and the PMR Service Companies Acquisition, the Company acquired $1.8 million and $1.4 million, respectively, in other receivables primarily related to Florida Club Connection dues receivable and amounts due from the PMR Service Companies, respectively, based on a preliminary appraisal. See "Note 24—Business Combinations" for further details.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note 8	— Prepaid Expenses and Other Assets, Net
The nature of selected balances included in prepaid expenses and other assets, net, includes:
Deferred commissions—commissions paid to sales agents related to deferred revenue on mini-vacations and Sampler Packages, which are charged to Vacation Interest carrying cost, net as the associated revenue is recognized. Sampler Packages allow purchasers to utilize vacation points during a trial period.
Vacation Interest purchases in transit—open market purchases of vacation points from prior owners for which the titles have not been officially transferred to the Company. These Vacation Interest purchases in transit are reclassified to unsold Vacation Interests, net, upon successful transfer of title.
Prepaid maintenance fees—prepaid annual maintenance fees billed by the HOAs at the resorts not managed by the Company on unsold Vacation Interests owned by the Company, which are charged to expense ratably over the year.
Prepaid member benefits and affinity programs—usage rights of members of the Clubs exchanged for a variety of products and travel services, including airfare, cruises and excursions, amortized ratably over the year.
Prepaid rent—portion of rent paid in advance and charged to expense in accordance with lease agreements.
Prepaid expenses and other assets, net, consisted of the following as of December 31 (in thousands):

	2013	2012
Debt issuance costs, net	$20,086	$22,143
Deferred commissions	13,153	8,881
Vacation Interest purchases in transit	12,495	3,262
Deposits and advances	4,068	3,848
Other inventory or consumables	3,028	3,299
Prepaid insurance	2,359	2,382
Prepaid maintenance fees	2,501	4,208
Prepaid member benefits and affinity programs	2,497	3,881
Prepaid professional fees	2,207	1,231
Prepaid sales and marketing costs	815	798
Assets to be disposed (not actively marketed)	537	526
Prepaid rent	344	296
Other	4,168	3,269
Total prepaid expenses and other assets, net	$68,258	$58,024

With the exception of Vacation Interest purchases in transit and assets to be disposed (not actively marketed), prepaid expenses are expensed as the underlying assets are utilized or amortized. Debt issuance costs incurred in connection with obtaining funding for the Company have been capitalized and are being amortized over the lives of the related funding agreements as a component of interest expense using a method which approximates the effective interest method. Amortization of capitalized debt issuance costs included in interest expense was $5.8 million, $5.0 million and $5.0 million for the years ended December 31, 2013, 2012 and 2011, respectively. See "Note 16—Borrowings" for more detail.
Debt issuance costs, net of amortization, recorded as of December 31, 2013 were comprised of $10.2 million related to the Senior Secured Notes, $3.6 million related to the DROT 2013-2 Notes, $1.7 million related to the DROT 2013-1 Notes, $1.3 million related to the Conduit Facility, $1.1 million related to the DROT 2011 Notes, $1.1 million related to the Tempus 2013 Notes, $0.1 million related to the ILXA loans and $1.0 million related to the Revolving Credit Facility. See "Note 16—Borrowings" for definitions of, and more detail on, the Company's borrowings.
Debt issuance costs, net of amortization, recorded as of December 31, 2012 were comprised of $13.2 million related to the Senior Secured Notes, $3.3 million related to the DROT 2009 Notes, $2.3 million related to the PMR Acquisition Loan, $1.5 million related to the DROT 2011 Notes, $1.2 million related to the Tempus Acquisition Loan, $0.3 million related to the Conduit Facility, $0.3 million related to the ILXA loans, and $0.1 million related to the Tempus Inventory Loan.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Debt issuance costs of $2.0 million related to the PMR Acquisition Loan and $0.9 million related to the Tempus Acquisition Loan were written off in July 2013 in connection with the payoff of these loans with proceeds from the IPO. In addition, debt issuance costs of $1.4 million related to the Senior Secured Notes were written off in August 2013 in connection with the repurchase of a portion of these notes with proceeds from the IPO. Furthermore, debt issuance costs of $1.9 million related to the Diamond Resorts Owner Trust 2009-1 Class A and Class B Notes were written off in connection with the payoff of this borrowing. The Company recognized a charge of $15.6 million for loss on extinguishment of debt, including the $6.3 million write off of these debt issuance costs, in the year ended December 31, 2013.
In connection with the Island One Acquisition, the Company acquired $3.6 million in prepaid expenses and other assets primarily related to unamortized maintenance fees based on a preliminary appraisal. See "Note 24—Business Combinations" for further details.

Note 9	— Unsold Vacation Interests, Net
Unsold Vacation Interests, net consisted of the following as of December 31 (in thousands):

	2013	2012
Completed unsold Vacation Interests, net	$251,688	$268,007
Undeveloped land	28,513	38,786
Vacation Interest construction in progress	17,909	9,074
Unsold Vacation Interests, net	$298,110	$315,867
Activity related to unsold Vacation Interests, net, for the years ended December 31, 2013 and 2012 is as follows (in thousands):

	2013	2012
Balance, beginning of period	$315,867	$256,805
Vacation Interest cost of sales	(56,695)	(32,150)
Inventory recovery activity - North America	23,352	27,002
Inventory recovery activity - Europe	6,582	15,469
Purchases in connection with business combinations	4,823	33,888
Open market and bulk purchases	2,521	4,988
Accrued bulk purchases	1,488	—
Capitalized legal, title and trust fees	897	2,830
Construction in progress	8,948	2,067
Loan default recoveries, net	4,169	3,415
Transfers from (to) assets held for sale	(9,770)	(431)
Transfer of undeveloped real estate parcels	(5,289)	—
Impairment of inventory	(1,279)	—
Effect of foreign currency translation	520	1,280
Other	1,976	704
Balance, end of period	$298,110	$315,867
See "Note 2—Summary of Significant Accounting Policies" for discussions on unsold Vacation Interests, net.
In connection with the Island One Acquisition, the Company acquired $4.8 million in unsold Vacation Interests, net based on a preliminary appraisal. See "Note 24—Business Combinations" for further details.
During the year ended December 31, 2013, the Company recorded a $1.3 million impairment loss attributable to the write down of certain parcels of vacant land in the U.S. to its fair value based on a market appraisal.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note 10	— Property and Equipment, Net
Property and equipment, net consisted of the following as of December 31 (in thousands):

	2013	2012
Land and improvements	$18,606	$16,828
Buildings and leasehold improvements	35,604	32,932
Furniture and office equipment	18,650	16,180
Computer software	24,488	17,370
Computer equipment	12,521	10,358
Construction in progress	10	25
Property and equipment, gross	109,879	93,693
Less accumulated depreciation	(49,483)	(38,573)
Property and equipment, net	$60,396	$55,120
Depreciation expense related to property and equipment was $11.2 million, $8.4 million and $7.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.
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
In connection with the Island One Acquisition completed on July 24, 2013, the Company acquired $1.1 million in furniture, office and computer equipment, and leasehold improvements based on a preliminary appraisal. See "Note 24—Business Combinations" for further details.

Note 11 — Goodwill

Goodwill represents the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. The Company does not amortize goodwill, but rather evaluates goodwill for potential impairment on an annual basis or at other times during the year if events or circumstances indicate that it is more likely than not that the fair value of a reporting unit, as defined in ASC 350-20, is below the carrying amount. The balance at December 31, 2013 represents the goodwill recorded in connection with the Island One Acquisition completed on July 24, 2013. The Company will evaluate goodwill for potential impairment by July 24, 2014 or sooner, if events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is below the carrying amount. See "Note 2 — Summary of Significant Accounting Policies" for further detail on the Company's policy related to goodwill impairment testing.

Note 12— Other Intangible Assets, Net
Other intangible assets, net consisted of the following as of December 31, 2013 (in thousands):

	Gross Carrying Cost	Accumulated Amortization	Net Book Value
Management contracts	$202,948	$(31,905)	$171,043
Member relationships and exchange clubs	56,128	(32,090)	24,038
Distributor relationships and other	4,875	(1,324)	3,551
	$263,951	$(65,319)	$198,632

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

In connection with the Island One Acquisition and the PMR Service Companies Acquisition, the Company recorded $51.9 million and $51.1 million, respectively, of intangible assets consisting of management contracts, customer listings and two member exchange companies, based on preliminary appraisals. See "Note 24—Business Combinations" for further details.
Other intangible assets, net consisted of the following as of December 31, 2012 (in thousands):

	Gross Carrying Cost	Accumulated Amortization	Net Book Value
Management contracts	$117,672	$(20,931)	$96,741
Member relationships and exchange clubs	38,017	(26,348)	11,669
Distributor relationships and other	4,866	(778)	4,088
	$160,555	$(48,057)	$112,498
Amortization expense for management contracts is recognized on a straight-line basis over the estimated useful lives ranging from five to 25 years. Amortization expense for management contracts was $10.8 million, $6.9 million and $4.7 million for the years ended December 31, 2013, 2012 and 2011, respectively. Amortization expense for member relationships, member exchange clubs, distributor relationships and other is amortized over the period of time that the relationships are expected to produce cash flows. Amortization expense for member relationships, member exchange clubs, distributor relationships and other intangibles was $6.2 million, $3.6 million and $1.9 million, for the years ended December 31, 2013, 2012 and 2011, respectively. Membership relationships and distributor relationships have estimated useful lives ranging from three to 30 years. However, the Company expects to generate significantly more cash flows during the earlier years of the relationships than the later years. Consequently, amortization expenses on these relationships decrease significantly over the lives of the relationships.
The estimated aggregate amortization expense for intangible assets recorded as of December 31, 2013 is expected to be $19.5 million, $16.7 million, $14.3 million, $13.3 million and $13.0 million for the years ending December 31, 2014 through 2018, respectively.
The Company did not identify any impairments of its intangible assets for the years ended December 31, 2013, 2012 and 2011. See "Note 2—Summary of Significant Accounting Policies" for further detail on the Company's policy related to impairment testing of the Company's intangible assets.

Note 13 — Assets Held for Sale
Assets held for sale are recorded at the lower of cost or their estimated fair value less cost to sell and are not subject to depreciation. Sale of the assets classified as such is probable, and transfer of the assets is expected to qualify for recognition as a completed sale, generally within one year of the balance sheet date. In October 2011, the Company entered into an agreement with certain affiliates of Pacific Monarch Resorts, Inc., pursuant to which the Company agreed to sell certain completed units at one of the resorts managed by the Company in Mexico for $5.9 million, which units are classified as assets held for sale. In October 2013, the Company received a letter of intent from a third party offering to purchase certain parcels of vacant land located in Hawaii for $3.6 million.
The $10.7 million balance in assets held for sale as of December 31, 2013 also included the points equivalent of unsold units and resorts in the Company's European operations that were either held for sale or pending the consummation of sale. The proceeds related to assets pending the consummation of sale will be paid over several years and the Company will retain title to the properties until the full amounts due under the sales contracts are received. According to guidance included in ASC 360, "Property, Plant, and Equipment" ("ASC 360"), the sales will not be considered consummated until all consideration has been exchanged. Consequently, the assets pending consummation of sale will continue to be included in assets held for sale until all proceeds are received.

Note 14 — Accrued Liabilities
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

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

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
Deposits on pending sale of assets—deposits that the Company has received in connection with the pending sales of certain assets in its European operations. The sale of these assets has not been consummated due to the fact that not all consideration has been exchanged. These deposits are, therefore, accounted for using the deposit method in accordance with ASC 360. See "Note 13—Assets Held for Sale" for further detail.
Accrued contingent litigation liabilities—estimated settlement costs for existing litigation cases.
Accrued liabilities consisted of the following as of December 31 (in thousands):

	2013	2012
Accrued payroll and related	$32,117	$22,313
Accrued interest	19,084	23,627
Accrued commissions	16,234	12,021
Accrued marketing expenses	11,828	12,189
Accrued other taxes	11,589	7,165
Accrued insurance	4,418	4,983
Accrued operating lease liabilities	3,580	3,438
Accrued liability related to business combinations	3,550	3,400
Accrued professional fees	2,100	5,472
Accrued exchange company fees	1,689	1,209
Accrued call center costs	1,443	2,060
Deposits on pending sale of assets	1,311	2,693
Accrued contingent litigation liabilities	257	1,102
Other	8,235	4,779
Total accrued liabilities	$117,435	$106,451

Note 15 — Deferred Revenues
The Company records deferred revenues for payments received or billed but not earned for various activities.
Deferred mini-vacations and Sampler Packages revenue—sold but unused trial VOIs. This revenue is recognized when the purchaser completes a stay at one of the Company’s resorts or the trial period expires, whichever is earlier. Such revenue is recorded as a reduction to Vacation Interest carrying cost in accordance with ASC 978 (with the exception of the Company’s European sampler product and a U.S. fixed-term product, which have a duration of between three and four years) and, as such, are treated as Vacation Interest sales revenue.
Club deferred revenue—annual membership fees in the Clubs billed to members (offset by an estimated uncollectible amount) and amortized ratably over a one-year period and optional reservation protection fees recognized over an approximate life of the member's reservation, which is generally six months on average.
Deferred maintenance and reserve fee revenue—maintenance fees billed as of January first of each year and earned ratably over the year for the two resorts in St. Maarten where the Company functions as the HOA. In addition, the owners are billed for capital project assessments to repair and replace the amenities or to reserve the potential out-of-pocket deductibles for hurricanes and other natural disasters. These assessments are deferred until the refurbishment activity occurs, at which time the amounts collected are recognized as consolidated resort operations revenue, with an equal amount recognized as consolidated resort operations expense.
Accrued guest deposits—amounts received from guests for future rentals recognized as revenue when earned.
Deferred revenue from an exchange company—unearned portion of a $5.0 million payment that the Company received in 2008 as consideration for granting the exclusive rights to Interval International to provide call center services and exchange

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

services to the Company. In accordance with ASC 605-50, "Revenue Recognition—Customer Payments and Incentives," the $5.0 million is being recognized over the 10-year term of the agreements as a reduction of the costs incurred for the services provided by Interval International.
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
Deferred revenues consisted of the following as of December 31 (in thousands):

	2013	2012
Deferred revenue related to mini-vacation and Sampler Packages	$54,010	$33,633
Club deferred revenue	37,516	41,097
Deferred maintenance and reserve fee revenue	12,375	13,335
Accrued guest deposits	3,836	2,100
Deferred revenue from an exchange company	1,891	2,350
Deferred management fees and allocation revenue	284	360
Other	980	958
Total deferred revenues	$110,892	$93,833

Note 16 — Borrowings
Senior Secured Notes. On August 13, 2010, DRC completed the issuance of the $425.0 million Senior Secured Notes. The Senior Secured Notes carry an interest rate of 12.0% and were issued with an original issue discount of 2.5%, or $10.6 million. Interest payments are due in arrears on February 15 and August 15 of each year, commencing February 15, 2011. The Senior Secured Notes mature in August 2018 and may be redeemed by DRC at any time pursuant to the terms of the Senior Secured Notes. If DRC redeems, in whole or in part, the Senior Secured Notes prior to August 2014, the redemption price is the face value of the Senior Secured Notes plus an applicable premium, which varies depending upon the redemption date, plus accrued and unpaid interest. If DRC redeems all or part of the Senior Secured Notes on or after August 2014, the redemption price is 106% of the face value of the Senior Secured Notes, subject to decreases over the next two years.
On August 23, 2013, DRC completed its Tender Offer as required by the Notes Indenture in the event of an IPO. Holders who validly tendered their Notes received $1,120 per $1,000 principal amount of Senior Secured Notes, plus accrued and unpaid interest to (but excluding) the date of purchase. Senior Secured Notes in an aggregate principal amount of $374.4 million remained outstanding as of December 31, 2013 following the completion of the Tender Offer. In connection with the issuance of the Company's Senior Secured Notes, Mr. Cloobeck and Cloobeck Companies, LLC, a limited liability company of which Mr. Cloobeck is a beneficial owner and controlling party, entered into a guaranty in favor of one of the Company’s subsidiaries for the benefit of Wells Fargo Bank, National Association, the trustee for the holders of the Senior Secured Notes.
Conduit Facility, 2009 Securitization, 2011 Securitization, 2013-1 Securitization, Tempus 2013 Notes and 2013-2 Securitization. On November 3, 2008, the Company entered into agreements for its Conduit Facility, pursuant to which it issued secured VOI receivable-backed variable funding notes designated Diamond Resorts Issuer 2008 LLC Variable Funding Notes in an aggregate principal amount not to exceed $215.4 million, which was decreased to $200.0 million, $73.4 million and $64.6 million on March 27, 2009, October 15, 2009 and August 31, 2010, respectively. On October 14, 2011, the Company amended and restated the Conduit Facility agreement that was originally entered into on November 3, 2008 (the "Conduit Facility") to extend the maturity date of the facility to April 12, 2013. That amended and restated Conduit Facility agreement provided for a $75.0 million, 18-month facility that was annually renewable for 364-day periods at the election of the lenders. The advance rates on loans receivable in the portfolio were limited to 75% of the face value of the eligible loans. On April 11, 2013, the Company entered into another amended and restated Conduit Facility agreement that extended the maturity date of the facility to April 10, 2015. That amended and restated Conduit Facility provides for a $125.0 million, 24-month facility that is annually renewable for 364-day periods at the election of the lenders, bears interest at either LIBOR or the commercial paper rate (each having a floor of 0.50%) plus 3.25%, and has a non-use fee of 0.75%. The overall advance rate on loans receivable in the portfolio is limited to 85% of the aggregate face value of the eligible loans.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

On October 15, 2009, the Company completed the 2009 securitization transaction and issued two consumer loan backed notes designated as the DROT 2009 Class A Notes and the DROT 2009 Class B Notes, (together, the "DROT 2009 Notes"). The DROT 2009 Class A Notes carried an interest rate of 9.3% and had an initial face value of $169.2 million. The DROT 2009 Class B Notes carried an interest rate of 12.0% and had an initial face value of $12.8 million. The DROT 2009 Notes had an original maturity date of March 20, 2026. The net proceeds received were $181.1 million compared to the $182.0 million face value and the Company recorded the $0.9 million difference as an original issue discount on the securitization notes payable. Also on October 15, 2009, the Company used the proceeds from the DROT 2009 Notes to pay down the $148.9 million then-outstanding principal balance under its Conduit Facility, along with requisite accrued interest and fees associated with both conduit facilities. On October 21, 2013, the Company redeemed all of the DROT 2009 Class A Notes and Class B Notes at aggregate redemption prices of $24.4 million and $1.8 million, respectively, using the proceeds from borrowings under the Conduit Facility.
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
On January 23, 2013, the Company completed a securitization transaction that was comprised of A+ and A rated notes with a face value of $93.6 million (the "DROT 2013-1 Notes"). The DROT 2013-1 Notes mature on January 20, 2025 and carry a weighted average interest rate of 2.0%. The net proceeds were used to pay off the $71.3 million then-outstanding principal balance under the Conduit Facility and to pay expenses incurred in connection with the issuance of the DROT 2013-1 Notes, including the funding of a reserve account required thereby, with the remaining proceeds transferred to the Company's corporate cash account.
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
On November 20, 2013, the Company completed another securitization transaction that was comprised of AA and A+ rated notes with a face value of $225.0 million that included a $44.7 million prefunding account. The initial proceeds of $180.3 million were used to pay off the $152.8 million then-outstanding principal balance, accrued interest and fees associated with the Conduit Facility, terminate the July 2013 and August 2013 Swaps, pay certain expenses incurred in connection with the issuance of the DROT 2013-2 Notes, and fund related reserve accounts with any remaining proceeds transferred to the Company for general corporate use. As of December 31, 2013, cash in escrow and restricted cash includes $23.3 million related to the prefunding account, all of which was released to our unrestricted cash account in January 2014.
Quorum Facility. The Company's subsidiary, DRI Quorum, entered into a Loan Sale and Servicing Agreement (the "LSSA"), dated as of April 30, 2010 (as amended and restated, the “Quorum Facility”) with Quorum Federal Credit Union ("Quorum") as purchaser. The LSSA and related documents provide for an aggregate minimum $40.0 million loan sale facility and joint marketing venture where DRI Quorum may sell eligible consumer loans and in-transit loans to Quorum on a non-recourse, permanent basis, provided that the underlying consumer obligor is a Quorum credit union member. The joint marketing venture has a minimum term of two years, and the LSSA provides for a purchase period of two years. The purchase price payment and the program purchase fee are each determined at the time that the loan is sold to Quorum. To the extent excess funds remain after payment of the sold loans at Quorum’s purchase price, such excess funds are required to be remitted to the Company as a deferred purchase price payment. The LSSA was amended on April 27, 2012 to increase the aggregate minimum committed amount of the Quorum Facility to $60.0 million. The LSSA was further amended and restated effective as of December 31, 2012 to increase the aggregate minimum committed amount of the Quorum Facility to $80.0 million and to extend the term of the agreement to December 31, 2015; provided that Quorum may further extend the term for additional one-year periods by written notice. Through December 31, 2013, the weighted average purchase price payment was 88.5% of the obligor loan amount and the weighted average program purchase fee was 5.9%.
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

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

million at an interest rate of 10.0% and is collateralized by mortgages and contracts receivable of ILXA. Both loans mature on August 31, 2015. The proceeds from these loans were used to fund the ILX Acquisition. ILXA and each of its wholly-owned subsidiaries are special-purpose subsidiaries.
Tempus Acquisition Loan and Tempus Resorts Acquisition Financing. On July 1, 2011, the Company completed the Tempus Resorts Acquisition through Mystic Dunes, LLC, a wholly-owned subsidiary of Tempus Acquisition, LLC. In order to fund the Tempus Resorts Acquisition, Tempus Acquisition, LLC entered into a Loan and Security Agreement with Guggenheim Corporate Funding, LLC, as administrative agent for the lenders, which include affiliates of, or funds or accounts managed or advised by, Guggenheim Partners Investment Management, LLC, which is an affiliate of the Guggenheim Investor, and Silver Rock Financial LLC, another investor of the Company (the “Tempus Acquisition Loan”). The Tempus Acquisition Loan was collateralized by all assets of Tempus Acquisition, LLC. The Tempus Acquisition Loan was initially in an aggregate principal amount of $41.1 million (which included a $5.5 million revolving loan). The Tempus Acquisition Loan bore interest at a rate of 18.0% (of which an amount equal to not less than 10.0% per annum was paid in cash on a quarterly basis and the remaining accrued amount was to be paid, at the Company's election, in cash or in kind by adding the applicable accrued amount to principal), and was scheduled to mature on June 30, 2015. In addition, Tempus Acquisition, LLC paid a 2.0% closing fee based on the initial Tempus Acquisition Loan balance as of July 1, 2011 and was also required to make an exit fee payment for up to 10% of the initial Tempus Acquisition Loan balance upon the final payment-in-full of the outstanding balance under the loan. Tempus Acquisition, LLC was required to make principal prepayments equal to (i) on a monthly basis, 40% of the aggregate interval purchase price received by Mystic Dunes, LLC in the prior month, (ii) within one business day of receipt, net participation proceeds payments less amounts attributable to interest paid, generated by Tempus Acquisition, LLC's acquisition of a participating interest in the Tempus Receivables Loan, (iii) 100% of excess cash flow from the Tempus Resorts Acquisition and the Aegean Blue Acquisition, commencing with the quarter ending December 31, 2012, and (iv) $0.3 million, payable monthly, commencing in January 2013. Within 30 days after the end of each calendar year commencing with calendar year 2012, Tempus Acquisition, LLC was also required to make an additional prepayment in an amount equal to the difference between the aggregate principal prepayments paid in the calendar year and $5.0 million, such that a minimum of $5.0 million in aggregate annual principal reductions were made. On September 28, 2012, Tempus Acquisition, LLC amended the Loan and Security Agreement to terminate the revolving loan and transfer the then-outstanding balance under the revolving loan to the term loans. On October 4, 2012, Tempus Acquisition, LLC further amended the Loan and Security Agreement to provide an additional $6.6 million borrowing under the term loans to fund the Aegean Blue Acquisition. The Tempus Acquisition Loan was further amended on November 20, 2012 and December 31, 2012 to increase the term loans by $2.5 million and $5.0 million, respectively, to pay separation payments to principals of the Mystic Dunes resorts, and to fund guaranties and indemnities required to be paid to Mystic Dunes, LLC's HOAs. Some of the investment advisory clients of Wellington Management Company, LLP, which are investors in the Company became lenders under this credit facility in connection with the December 2012 amendment to the Tempus Acquisition Loan.
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
On July 24, 2013, the Company repaid all outstanding indebtedness under the Tempus Acquisition Loan in the principal amount of $46.7 million, along with $0.6 million in accrued interest and $2.7 million in exit fees and other fees, using the proceeds from the IPO. In addition, the Mystic Dunes Loan was paid off in full.
On July 1, 2011, Mystic Dunes Receivables, LLC, a subsidiary of Mystic Dunes, LLC, entered into a Loan and Security Agreement with Resort Finance America, LLC (the "Tempus Receivables Loan"). The Tempus Receivables Loan was a receivables credit facility in the amount of $74.5 million, collateralized by mortgages and contracts receivable acquired in the Tempus Resorts Acquisition. All cash flows received from customer payments, including principal, interest and miscellaneous fees (net of contractual servicing costs), were used to pay the principal and accrued interest balances on the Tempus Receivables Loan. In addition, Mystic Dunes Receivables, LLC was required to make additional principal payments in the event the aging status of the receivables in the underlying portfolio did not meet certain requirements. During the years ended December 31, 2013 and 2012, Mystic Dunes, LLC made additional principal payments of $0.3 million and $0.1 million, respectively, pursuant to this requirement. The Tempus Receivables Loan bore interest at a rate that was the higher of (i) one-month LIBOR plus 7.0% or (ii) 10%, adjusted monthly, and was scheduled to mature on July 1, 2015. Furthermore, the Company was obligated to pay Resort Finance America, LLC an initial defaulted timeshare loans release fee over 36 months from August 2011 through July 2014 ("Notes Payable—RFA fees"). The fee was recorded at fair value as of July 1, 2011 using a discount rate of 10%.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

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
In order to fund the PMR Acquisition, on May 21, 2012, DPMA entered into a Loan and Security Agreement with Guggenheim Corporate Funding, LLC, as administrative agent for the lenders, which include affiliates of, or funds or accounts managed or advised by, Guggenheim Partners Investment Management, LLC, which is an affiliate of the Guggenheim Investor; Wellington Management Company, LLP, an investor of the Company; and Silver Rock Financial LLC, another investor of the Company (the “PMR Acquisition Loan”). The PMR Acquisition Loan was collateralized by substantially all of the assets of DPMA. The PMR Acquisition Loan was initially in an aggregate principal amount of $71.3 million (consisting of a $61.3 million term loan and a $10.0 million revolving loan). The PMR Acquisition Loan bore interest at a rate of 18.0% (of which an amount equal to not less than 10.0% per annum was paid in cash on a quarterly basis and the remaining accrued amount was to be paid, at the Company's election, in cash or in kind by adding the applicable accrued amount to principal), and was scheduled to mature on May 21, 2016.

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
Revolving Credit Facility. On September 11, 2013, the Company entered into a $25.0 million revolving credit facility with Credit Suisse AG, acting as administrative agent for a group of lenders (the “Revolving Credit Facility”). The Revolving Credit Facility provides that, subject to customary borrowing conditions, the Company may, from time to time prior to the fourth anniversary of the effective date of the Revolving Credit Facility, borrow, repay and re-borrow loans in an aggregate amount

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

outstanding at any time not to exceed $25.0 million. Borrowings under the Revolving Credit Facility bear interest, at the Company's option, at a variable rate equal to the sum of LIBOR plus 4.0% per annum or an adjusted base rate plus 3% per annum. The Revolving Credit Facility is subject to negative covenants generally consistent with the negative covenants applicable to the Senior Secured Notes. The repayment of borrowings and certain other obligations under the Revolving Credit Facility are secured on a pari passu basis by the collateral that secures the Senior Secured Notes. On October 25, 2013, the Company paid off in full the $15.0 million then-outstanding principal balance under the Revolving Credit Facility using the proceeds from borrowings under the Conduit Facility.
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
In addition, in the Island One Acquisition, the Company assumed a mortgage-backed loan (the "Island One Receivables Loan") that bore interest at the published Wall Street Journal prime rate plus 5.5%, with a floor of 7.0%. The Island One Receivables Loan was scheduled to mature on May 27, 2016 and was collateralized by certain consumer loan portfolios. The advance rates on loans receivable in the portfolio were limited to 70.0% to 90.0% of the face value of the eligible loans depending upon the credit quality of the underlying mortgages. The Island One Receivables Loan was subject to certain financial covenants, including a minimum tangible net worth and a maximum debt to tangible net worth ratio. On October 28, 2013, the Company paid off in full the then-outstanding principal balance under the Island One Receivables Loan in an amount equal to $4.1 million using the Company's general corporate funds.
Furthermore, in the Island One Acquisition, the Company assumed a conduit facility that matures on September 30, 2016 (the "Island One Conduit Facility"). The Island One Conduit Facility bears interest at 7.4% per annum and is secured by certain consumer loan portfolios and guaranteed by Island One, Inc. The Company is required to make mandatory monthly principal payments based upon the aggregate remaining outstanding principal balance of the eligible underlying collateral. Under the terms of the Island One Conduit Facility, the Company may, subject to certain limitations, repurchase defaulted receivables or make additional principal payments.
In the Island One Acquisition, the Company also assumed a note payable secured by certain real property in Orlando, Florida (the "Island One Note Payable"). The loan bore interest at 5.0% per annum and required monthly principal and interest payments, until it was repaid in full on December 31, 2013.
Notes Payable. The Company finances premiums on certain insurance policies under unsecured notes. One unsecured note matured in February 2014 and carried an interest rate of 3.2% per annum. The other unsecured note will mature in September 2014 and carries an interest rate of 3.3% per annum. In addition, the Company purchased certain software licenses during the year ended December 31, 2012, with monthly interest-free payments due for the next two years, and this obligation was recorded at fair value using a discount rate of 5.7%.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The following table presents selected information on the Company’s borrowings as of the dates presented below (dollars in thousands):

	December 31, 2013						December 31, 2012
	Principal Balance	Weighted Average Interest Rate	Maturity	Gross Amount of Mortgages and Contracts as Collateral and other Collateral	Borrowing / Funding Availability		Principal Balance
Senior Secured Notes	$374,440	12.0%	8/15/2018	$—	$—		$425,000
Original issue discount related to Senior Secured Notes	(6,548)			—	—		(8,509)
Notes payable-insurance policies (2)	3,130	3.2%	Various	—	—		2,366
Notes payable-other (2)	172	5.5%	Various	—	—		872
Revolving Credit Facility	—		9/11/2017	—	25,000		—
Total Corporate Indebtedness	371,194			—	25,000		419,729

ILXA Inventory Loan (1)(2)(3)	11,268	7.5%	8/31/2015	—	—		15,939
DPM Inventory Loan (1)(2)(3)	6,261	8.0%	Various	—	—		1,267
Tempus Inventory Loan (1)(2)(3)	2,308	7.5%	6/30/2016	—	—		2,992
Notes payable-other (1)(2)(3)	11	—%	11/18/2015	—	—		18
PMR Acquisition Loan (1)(2)(3)(4)	—			—	—		62,211
Tempus Acquisition Loan (1)(2)(3)(4)	—			—	—		50,846
Note Payable-RFA fees (1)(2)(3)	—			—	—		1,395
Total Non-Recourse Indebtedness other than Securitization Notes and Funding Facilities	19,848			—	—		134,668

Diamond Resorts Owners Trust 2013-2 (1)	218,235	2.3%	5/20/2026	220,034	—		—
Diamond Resorts Owner Trust 2013-1 (1)	63,059	2.0%	1/20/2025	65,791	—		—
Quorum Facility (1)	47,824	5.9%	12/31/2015	51,755	32,176	(5)	52,417
Diamond Resorts Tempus Owner Trust 2013 (1)	28,950	6.0%	12/20/2023	33,668	—		—
Diamond Resorts Owner Trust 2011-1 (1)	24,792	4.0%	3/20/2023	25,190	—		36,849
Original issue discount related to Diamond Resorts Owner Trust 2011-1	(226)			—	—		(312)
ILXA Receivables Loan (1)(3)	4,766	10.0%	8/31/2015	2,340	—		5,832
Island One Quorum Funding Facility (1)	3,836	8.0%	1/30/2015	4,697	—		—
Island One Conduit Facility (1)	31	7.4%	9/30/2016	719	—		—
Island One Receivables Loan (1)	—			—	—		—
Tempus Receivables Loan (1)(3)	—			—	—		44,027
Payments in transit (1)(3)	—			—	—		(1,150)
10% participation interest (Tempus Acquisition, LLC) (1)(3)	—			—	—		(5,945)
Diamond Resorts Owner Trust 2009-1 (1)	—			—	—		50,025
Original issue discount related to Diamond Resorts Owner Trust 2009-1	—			—	—		(441)
Conduit Facility (1)	—		4/10/2015	—	125,000	(5)	75,000
Total Securitization Notes and Funding Facilities	391,267			404,194	157,176		256,302
Total	$782,309			$404,194	$182,176		$810,699
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

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Borrowing Restrictions and Limitations
All of the Company’s borrowing under the Senior Secured Notes, securitization notes, the Conduit Facility and the Revolving Credit Facility contain various restrictions and limitations that may affect the Company's business and affairs. These include, but are not limited to, restrictions and limitations relating to its ability to incur indebtedness and other obligations, to make investments and acquisitions and to pay dividends. The Company is also required to maintain certain financial ratios and comply with other financial and performance covenants. The failure of the Company to comply with any of these provisions, or to pay its obligations, could result in foreclosure by the lenders of their security interests in the Company’s assets, and could otherwise have a material adverse effect on the Company. The Company was in compliance with all of the financial covenants as of December 31, 2013.
The anticipated maturities of the Company’s borrowings under the Senior Secured Notes, securitization notes, Conduit Facility and notes payable are as follows (in thousands) and not including the use of any proceeds from potential debt or equity transactions during 2014 to pay down borrowings:
Due in the year ending December 31:

2014	$112,869
2015	122,580
2016	47,531
2017	31,957
2018	393,432
2019 and thereafter	80,714
Total contractual obligations	789,083
Unamortized original issue discounts, net	(6,774)
Total borrowings as of December 31, 2013	$782,309
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

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note 17 — Income Taxes
The components of the provision (benefit) for income taxes are summarized as follows for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	2013	2012	2011
Current:
Federal	$—	$(1,090)	$(98)
State	138	206	—
Foreign	2,375	(416)	(851)
Total current provision (benefit) for income taxes	2,513	(1,300)	(949)
Deferred:
Federal	8,964	7,546	(491)
State	2,859	(2,761)	1,155
Foreign	(5,518)	(5,049)	(4,506)
Total deferred provision (benefit) for income taxes before change in valuation allowance	6,305	(264)	(3,842)
Decrease in valuation allowance	(3,041)	(12,746)	(4,726)
Total deferred provision (benefit) for income taxes	3,264	(13,010)	(8,568)
Provision (benefit) for income taxes	$5,777	$(14,310)	$(9,517)

Income (loss) before income taxes is comprised of the following for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	2013	2012	2011
Domestic	$4,599	$9,993	$5,836
Foreign	(1,347)	(10,660)	(5,050)
Income (loss) before income taxes	$3,252	$(667)	$786

The reconciliation between the statutory provision for income taxes and the actual provision (benefit) for income taxes is shown as follows for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	2013	2012	2011
Income tax expense (benefit) at U.S. federal statutory rate of 35%	$1,138	$(233)	$275
State tax expense, net of federal effect	1,315	(9)	1,554
Tax impact of contributed entities	7,877	—	—
Stock-based compensation issued to non U.S. recipients	435	—	—
Income of pass-through entities not taxed at corporate entity level	1,142	3,298	5,075
Tax impact of non-U.S. disregarded entities	(286)	(282)	(1,125)
Rate differences between U.S. and foreign tax jurisdictions	2,046	1,388	(1,221)
Foreign currency and rate change adjustment	—	186	(179)
Permanent return to provision and deferred adjustments	(4,644)	1,594	(4,201)
Meals and entertainment	813	556	207
Alternative minimum tax (refund)	—	(1,090)	(161)
Tax effect of gain on bargain purchase from business combinations	(1,018)	(6,972)	(5,015)
Decrease in valuation allowance	(3,041)	(12,746)	(4,726)
Provision (benefit) for income taxes	$5,777	$(14,310)	$(9,517)

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company's deferred tax asset and liability balances as of December 31, 2012 have been restated to reflect changes in the individual book-tax differences. On a consolidated basis, there was no impact on the Company's income tax provision for the year ended December 31, 2012 and the net deferred tax balance as of December 31, 2012 has not changed due to a full valuation allowance, however, the net deferred tax assets before valuation allowance as of December 31, 2012 decreased by $7.9 million. The company's deferred tax assets and liabilities are as follows as of December 31 (in thousands):

	2013	2012
Allowance for losses	$40,979	$31,007
Deferred profit	19,116	14,273
Net Operating Loss carryover	170,568	158,337
Accrued expenses and prepaid assets	16,620	16,985
Other	20,155	9,416
Total gross deferred tax assets	267,438	230,018
Valuation allowance	(80,555)	(83,596)
Total net deferred tax assets	186,883	146,422
Installment sales	143,225	100,763
Intangible assets	17,671	19,484
Unsold Vacation Interests adjustments	48,391	23,999
Other	—	2,176
Total deferred tax liability	209,287	146,422
Net deferred tax liability	$(22,404)	$—

ASC 740, “Income Taxes” ("ASC 740") requires that the tax benefit of net operating losses, temporary differences and credit carry forwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company's ability to generate sufficient taxable income within the carry forward period, including the reversal of existing taxable temporary differences. The Company maintains a valuation allowance against its deferred tax assets in foreign jurisdictions, including its branch operations in St. Maarten. Because of the Company's history of operating losses in those locations, management believes that realization of the deferred tax assets arising from the above-mentioned future tax benefits is currently not more likely than not and, accordingly, has provided a valuation allowance.

As of December 31, 2013, the Company had available approximately $335.9 million of unused federal net operating loss carry forwards, $331.9 million of unused state net operating loss carry forwards, and $128.8 million of foreign net operating loss carry forwards (the “NOLs”), with expiration dates from 2018 through 2033 (except for certain foreign NOLs that do not expire) that may be applied against future taxable income subject to certain limitations.
As a result of the IPO and the resulting change in ownership, the Company's federal net operating losses will be limited under Internal Revenue Code Section 382 with a prorated limitation of $13.1 million in 2013 and an additional $29.5 million that becomes available each year. State net operating loss carry forwards are also available for use subject to similar limitations in many cases.
No deferred tax liabilities have been provided for U.S. taxes on the undistributed earnings (if any) of foreign subsidiaries as of December 31, 2013, 2012 and 2011. Those earnings have been and expect to be reinvested in the foreign subsidiaries. The amount of those undistributed earnings has not been determined as it is impracticable at this time to determine the amount.
In 2007, the Company's wholly-owned subsidiary, Diamond Resorts (Europe) Ltd., filed a claim for refund with the United Kingdom income tax authority in the amount of $10.7 million (£7.4 million) with respect to its income tax returns for the years ended December 31, 1999 to 2004. In accordance with ASC 450, Contingencies, the Company recorded an income tax receivable of $3.5 million (£2.4 million) in the consolidated balance sheet for the year ended December 31, 2008. During 2009, the Company received a partial refund from the United Kingdom income tax authority in the amount of $1.6 million (£1.0 million). In January 2010, the Company received an additional partial refund in the amount of $3.2 million (£2.0 million), plus interest of $0.6 million (£0.4 million). An additional benefit of $1.0 million (£0.6 million) was recorded in 2009 to reflect

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

the amount of refund received in excess of the receivable balance at December 31, 2008. An additional partial refund of $3.2 million (£2.0 million) was received in October 2010, all of which was recorded as a benefit in 2010. Final tax refunds of $3.0 million (£1.9 million) plus interest of $1.4 million (£0.9 million) were received and recorded in 2011.
Effective January 1, 2009, the Company adopted guidance included in ASC 740. This guidance clarifies the accounting for uncertainty in income taxes recognized in the Company's financial statements. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with ASC 740 is a two-step process. The first step is recognition: the Company determines whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the “more-likely-than-not” recognition threshold, the Company presumes that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement: a tax position that meets the “more-likely-than-not” recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement. The adoption of ASC 740 did not result in a material impact on the Company's financial condition or results of operations.
The Company does not currently anticipate that any significant increase or decrease to unrecognized tax benefits will be recorded during the next twelve months.
The Company's continuing practice is to recognize potential interest and/or penalties related to income tax matters in income tax provision. As of December 31, 2013, the Company has no amount accrued for the payment of interest and penalties in the accompanying balance sheet.
The Company operates in multiple tax jurisdictions, both within the U.S. and outside of the U.S. The Company is no longer subject to income tax examinations by tax authorities in its major tax jurisdictions as follows:

Tax Jurisdiction	Tax Years No Longer Subject to Examination
United States	2009 and prior
United Kingdom	2011 and prior
Spain	Generally 2008 and prior*
* although several Spanish entities are subject to examination for 2003-2006.

Note 18 — Commitments and Contingencies
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

In connection with the Company's lease of an aircraft from Banc of America Leasing & Capital, LLC, Mr. Cloobeck entered into a guaranty in favor of Banc of America Leasing & Capital, LLC. Pursuant to this guaranty, Mr. Cloobeck guarantees the Company's lease payments and any related indebtedness to Banc of America Leasing & Capital, LLC. In connection with this aircraft lease, the Company paid Banc of America Leasing & Capital, LLC $1.2 million pursuant to this lease agreement for each of the years ended December 31, 2013, 2012 and 2011. The Company did not compensate Mr. Cloobeck for providing these guaranties.
In addition, the Company leases office and other equipment under both long-term and short-term lease arrangements, which are generally classified as operating leases.
Rental expense recognized for all operating leases during the years ended December 31, 2013, 2012 and 2011 totaled $21.1 million, $18.7 million and $14.3 million, net of sublease rental revenue of $0.8 million, $0.7 million and $0.8 million, respectively.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

As of December 31, 2013, future minimum lease payments on operating leases were as follows (in thousands):

Year ending December 31:
2014	$11,544
2015	7,755
2016	7,158
2017	6,826
2,018	4,801
2019 and thereafter	530
$38,614
Minimum rental payments to be received in the future under non-cancelable sublease agreements totaled $0.1 million as of December 31, 2013.
Purchase Obligations
The Company has entered into various purchase obligations relating to sales center remodeling, property amenity improvement and corporate office expansion projects. The total remaining commitment was $2.3 million as of December 31, 2013.
Litigation and Other
From time to time, the Company or its subsidiaries are subject to certain legal proceedings and claims in the ordinary course of business.
FLRX Litigation
One of the Company's subsidiaries, FLRX, Inc. ("FLRX"), was a defendant in a lawsuit originally filed in July 2003, alleging the breach of certain contractual terms relating to the obligations under a stock purchase agreement for the acquisition of FLRX in 1998, as well as certain violations under applicable consumer protection acts.
In January 2010, following a jury trial, a Washington state court entered a judgment against FLRX, awarded plaintiffs damages of $30.0 million plus post-judgment interest at a rate of 12% per annum and attorneys' fees of approximately $1.5 million plus accrued interest, and ordered specific performance of certain ongoing contractual obligations pursuant to the breach of contract claim (the "FLRX Judgment"). FLRX's appeal and petition for review of the verdict were denied. Any liability in this matter is not covered by insurance. Neither DRC nor any of its other subsidiaries was a party to this lawsuit.
In April 2012, the plaintiffs in the FLRX case filed a lawsuit in King County Superior Court in the State of Washington against DRP and DRC (the "Alter Ego Suit"). The complaint, which alleges two claims for alter ego and fraudulent conveyance, sought to hold DRP and DRC liable for the judgment entered against FLRX. The Alter Ego Suit was subsequently removed to the U.S District Court for the Western District of Washington, and DRP was dismissed as a defendant.
On November 15, 2013, the parties to the Alter Ego Suit executed a settlement agreement which provided for (i) the dismissal of the Alter Ego Suit, with prejudice, (ii) the payment of $5.0 million in cash to the plaintiffs, (iii) the transfer of shares of a subsidiary of DRC whose only assets at the time of transfer were majority interests in two undeveloped real estate parcels in Mexico with a carrying value of $5.3 million and an appraised value of $6.7 million for those majority interests and (iv) the release of DRC and all of its affiliates (other than FLRX) from any liability in connection with the FLRX Judgment or matters relating to that judgment. Such actions were completed in December 2013 and January 2014. As a result of the settlement, the company recorded a pre-tax charge to earnings of $10.5 million during the fourth quarter of 2013, which is included within general and administrative expense on the accompanying consolidated statements of operations and other comprehensive income for the year ended December 31, 2013.
The settlement did not impact FLRX's liability under the FLRX Judgment. Since FLRX currently conducts no operations and has no material assets, and since none of DRII or any of its subsidiaries has any obligation to provide any funding to FLRX, the Company believes that it will not have any material liability if or when the case against FLRX is ultimately resolved. It is possible that FLRX may at some point determine to file for protection under the Federal Bankruptcy Code.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

St. Maarten Litigation
In December 2004 and January 2005, two separate cases were filed in the Joint Court of Justice of the Netherlands Antilles against AKGI St. Maarten NV or AKGI, one of the Company's subsidiaries, challenging AKGI's title to seven whole ownership units at the Royal Palm Resort, and alleging the breach of certain agreements that existed prior to AKGI's acquisition of the resort. AKGI purchased the resort at auction in 1995. Each claimant alleges that, between 1989 and 1991, he purchased certain units from the prior owner of Royal Palm Resort, and that he holds in perpetuity, legal title to, or a leasehold interest in, these respective units and is entitled to a refund of the purchase price and an annual 12% return on the purchase price (which totaled $1.2 million in one case and $1.3 million in the other case). Due to the nature of the AKGI purchase and the underlying St. Maarten laws, the Company believes that the obligations to the claimants would only be enforceable if the agreement between the claimant and AKGI's predecessor was either a timeshare agreement or a lease agreement. AKGI has answered that the claimants' agreements were, in fact, investment contracts, and are therefore not enforceable under St. Maarten law. In February 2011, the case that was pending in the highest and final court of appeal was dismissed as to all claims, with the Company having no obligations, financial or otherwise, to claimant. The other case is currently pending in the intermediate court of appeal with pleadings scheduled for submission in the Spring of 2014. A lien has been placed on AKGI's interest in the Royal Palm Resort while the remaining action is pending.
Hawaii Water Intrusion Assessment and Litigation
In October 2011, the HOA of one of the Company's managed resorts in Hawaii levied an assessment to the owner-families of that resort for water intrusion damage. The original amount of the assessment was $65.8 million but, in connection with the settlement of a class action, the assessment was reduced to $60.9 million. For deeded inventory or Collection points held by the Company at the time of the assessment, the Company owed $9.7 million of the original assessment. The Company's assessment was subsequently reduced by $0.7 million. This assessment is payable in annual installments over five years. In addition, pursuant to the related class action settlement, the Company agreed to pay any amount of assessments defaulted on by owners in return for the Company's recovery of the related VOIs.

Note 19 — Fair Value Measurements
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
As of December 31, 2013, the Company had no assets and liabilities measured at fair value on a recurring basis. As of December 31, 2012, the Company's only assets and liabilities measured at fair value on a recurring basis were its derivative instruments, which consisted of the 2010 Cap Agreement and the 2012 Cap Agreements. The 2010 Cap Agreement and the 2012 Cap Agreements had fair values of $0 based on valuation reports provided by counterparties and were classified as Level 3, based on the fact that the credit risk data used for the valuation is not directly observable and cannot be corroborated by observable market data. The Company’s assessment of the significant inputs to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. See "Note 3—Concentrations of Risk" for further detail on these cap agreements.
As of December 31, 2013, mortgages and contracts receivable had a balance of $405.5 million, net of allowance. The allowance for loan and contract losses against the mortgages and contracts receivable is derived using a static pool analysis to develop historical default percentages based on FICO scores to apply to the mortgage and contract population. The Company evaluates other factors such as economic conditions, industry trends and past due aging reports in order to determine the adjustments needed to true up the allowance, which adjusts the carrying value of mortgages and contracts receivable to management's best estimate of collectability. As a result of such evaluation, the Company believes that the carrying value of the mortgages and contracts receivable approximated its fair value at December 31, 2013. These financial assets were classified as Level 3 as there is little market data available.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The borrowings under the Senior Secured Notes were classified as Level 2 as of December 31, 2013 based on a quoted price of $110.5 on a restricted bond market, as they were not actively traded on the open market.
As of December 31, 2013, the Company’s DROT 2011 Notes, DROT 2013-1 Notes, the Tempus 2013 Notes, and DROT 2013-2 Notes were classified as Level 2. The fair value of the DROT 2011 Notes, DROT 2013-1 Notes and DROT 2013-2 Notes was determined with the assistance of an investment banking firm, which the Company believes approximated similar instruments in active markets. The Company believes the fair value of the Tempus 2013 Notes approximated their carrying value due to the fact that they were recently amended and, therefore, measured using other significant observable inputs including the current refinancing activities.
As of December 31, 2013, the Quorum Facility, the ILXA Receivables Loan, the ILXA Inventory Loan, the Tempus Inventory Loan, the DPM Inventory Loan, the Island One Quorum Funding Facility and the Island One Conduit Facility were classified as Level 2 based on an internal analysis performed by the Company utilizing the discounted cash flow model and the quoted prices for identical or similar instruments in markets that are not active.
As of December 31, 2013, the fair value of all other debt instruments was not calculated, based on the fact that they were either due within one year or were immaterial.
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
The borrowings under the Senior Secured Notes were classified as Level 2 as of December 31, 2012 based on a quoted price of $109.0 on a restricted bond market, as they were not actively traded on the open market.
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
The Company believes, as of December 31, 2012, the fair value of the borrowings under Notes Payable—RFA fees approximated its carrying value as the carrying value represents the net present value of all future payments using an imputed interest rate of 10%.
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

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The carrying values and estimated fair values of the Company's financial instruments as of December 31, 2013 were as follows (in thousands):

	Carrying Value	Total Estimated Fair Value	Estimated Fair Value (Level 2)	Estimated Fair Value (Level 3)
Assets:
Mortgages and contracts receivable, net	$405,454	$405,454	$—	$405,454
Total assets	$405,454	$405,454	$—	$405,454
Liabilities:
Senior Secured Notes, net	367,892	413,756	413,756	—
Securitization notes and Funding Facilities, net	391,267	392,317	392,317	—
Notes payable	23,150	23,095	23,095	—
Total liabilities	$782,309	$829,168	$829,168	$—

The carrying values and estimated fair values of the Company's financial instruments as of December 31, 2012 were as follows (in thousands):

	Carrying Value	Total Estimated Fair Value	Estimated Fair Value (Level 2)	Estimated Fair Value (Level 3)
Assets:
Mortgages and contracts receivable, net	$312,932	$312,932	$—	$312,932
Total assets	$312,932	$312,932	$—	$312,932
Liabilities:
Senior Secured Notes, net	$416,491	$463,250	$463,250	$—
Securitization notes and Funding Facilities, net	256,302	270,392	270,392	—
Notes payable	137,906	137,769	137,769	—
Total liabilities	$810,699	$871,411	$871,411	$—

Note 20 — Equity Transactions
Tempus Warrant (June 2011)
In connection with the funding of the Tempus Acquisition Loan pursuant to the Loan and Security Agreement, dated as of June 30, 2011, among Tempus Acquisition, LLC, the lenders party thereto and Guggenheim Corporate Funding, LLC, which was entered into in connection with the Tempus Resorts Acquisition, DRP issued the Tempus Warrant to Guggenheim Corporate Funding, LLC, as administrative agent, for the benefit of the lenders, pursuant to a Warrant Agreement, between DRP and Guggenheim Corporate Funding, LLC. The Tempus Warrant was scheduled to vest and become exercisable, subject to the provisions of the Tempus Warrant described below, upon the sixty-first day (the “Tempus Warrant Exercise Date”) following, among other things, an initial underwritten public offering of the common stock of DRC or of any successor corporation of DRP ("DRP Successor"), a payment default by Tempus Acquisition, LLC (after expiration of applicable grace and care periods) under the Tempus Acquisition Loan, or a sale of DRP or DRC (in any such case, a "Tempus Warrant Triggering Event"). Following a Tempus Warrant Triggering Event, the Tempus Warrant would become exercisable on the Tempus Warrant Exercise Date as to an aggregate percentage of the fully-diluted outstanding common equity of DRP equal to the quotient of (i) the dollar amount by which the actual total repayments of principal on the Tempus Acquisition Loan from the date of the Tempus Warrant through the day immediately preceding the Tempus Warrant Exercise Date was less than a certain benchmark amount (the “Tempus Benchmark Amount”) as determined pursuant to the terms of the Tempus Warrant, divided by (ii) the fair market value of the common equity of DRP as determined pursuant to the terms of the Tempus Warrant. The purchase price for each common unit of DRP issuable upon exercise of the Tempus Warrant was $0.0001 per common unit. During the 60-day period following a Tempus Warrant Triggering Event, DRP or the DRP Successor, as applicable, had the option to purchase the Tempus Warrant from the holder for a cash payment equal to the Tempus Benchmark Amount, less any

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

cash payments made on the Tempus Acquisition Loan from the date of the Tempus Warrant through the date of such Tempus Warrant Triggering Event. In connection with the Company's payoff of the Tempus Acquisition Loan in full on July 24, 2013, the Tempus Warrant was canceled for no consideration consistent with the terms of the Tempus Acquisition Loan and Security Agreement. See "Note 16—Borrowings" for further detail.
PMR Warrant (May 2012)
In connection with the funding of the PMR Acquisition Loan pursuant to the Loan and Security Agreement, dated as of May 21, 2012, among DPMA, the lenders party thereto and Guggenheim Corporate Funding, LLC, which was entered into in connection with the PMR Acquisition, DRP issued the PMR Warrant to Guggenheim Corporate Funding, LLC, as administrative agent, for the benefit of the lenders, pursuant to a Warrant Agreement, between DRP and Guggenheim Corporate Funding, LLC. The PMR Warrant was scheduled to vest and become exercisable, subject to the provisions of the PMR Warrant described below, upon the sixty-first day (the “PMR Warrant Exercise Date”) following, among other things, an initial underwritten public offering of the common stock of DRC or of any DRP Successor, a payment default by DPMA (after expiration of applicable grace and care periods) under the PMR Acquisition Loan, or a sale of DRP or DRC (a "PMR Warrant Triggering Event"). Following a PMR Warrant Triggering Event, the PMR Warrant would become exercisable on the PMR Warrant Exercise Date as to an aggregate percentage of the fully-diluted outstanding common equity of DRP equal to the quotient of (i) the dollar amount by which the actual total repayments of principal on the PMR Acquisition Loan from the date of the PMR Warrant through the day immediately preceding the PMR Warrant Exercise Date was less than a certain benchmark amount (the “PMR Benchmark Amount”) as determined pursuant to the terms of the PMR Warrant, divided by (ii) the fair market value of the common equity of DRP as determined pursuant to the terms of the PMR Warrant. The purchase price for each common unit of the Company issuable upon exercise of the PMR Warrant was $0.0001 per common unit. During the 60-day period following a PMR Warrant Triggering Event, DRP or the DRP Successor, as applicable, had the option to purchase the PMR Warrant from the holder for a cash payment equal to the PMR Benchmark Amount, less any cash payments made on the PMR Acquisition Loan from the date of the PMR Warrant through the date of such PMR Warrant Triggering Event. In connection with the Company's payoff of the PMR Acquisition Loan in full on July 24, 2013, the PMR Warrant was canceled for no consideration consistent with the terms of the PMR Acquisition Loan and Security Agreement. See "Note 16—Borrowings" for further detail.
Issuance of Class B Common Units and Stock-Based Compensation (October 2012)
On October 15, 2012, the Company established the Diamond Resorts Parent, LLC 2012 Equity Incentive Plan (the "2012 Plan"), which authorized awards of 112.2 restricted Class B common units ("BCUs") (or 389,905 shares of DRII common stock). Of the 112.2 authorized awards (or 389,905 shares of DRII common stock), 103.8 awards (or 360,465 shares of DRII common stock) were issued to participants in the 2012 Plan. The BCUs represented a fractional part of the interest in the profits, losses and distributions, but not the capital, of the Company and were non-voting and subject to certain restrictive covenants.
On the same date in October 2012, to mitigate the dilutive effect of the July 2011 recapitalization transaction on Messrs. Cloobeck, Palmer and Kraff, the Company issued 66.3 BCUs (or 230,180 shares of DRII common stock) under the 2012 Plan to Messrs. Cloobeck, Palmer and Kraff for no cash consideration. These BCUs were 100% vested as of the issuance date. Also on that date, the Company granted BCUs pursuant to the 2012 Plan to Messrs. Bentley and Lanznar and two other participants in the 2012 Plan for no cash consideration, in connection with their provision of services to the Company. These BCUs were also 100% vested on the grant date; however, because these BCUs were tied to service to the Company, they were subject to forfeiture if the grantee’s employment with the Company was terminated for cause and subject to repurchase by the Company (at its option) if the grantee’s employment with the Company was terminated for any reason other than termination by the Company for cause. The BCUs were not entitled to any distributions nor did they have any fair value unless and until the cumulative amount distributed to holders of the Company common units other than BCUs was at least equal to a specified amount. See "IPO-Related Equity Transactions (July 2013)" below for more information on the exchange of the Company BCUs for shares of common stock of the Company.
The Company measured compensation expense related to the BCUs at fair value on the issuance date and recognized this expense in the consolidated statements of operations and comprehensive income. For the year ended December 31, 2012, the Company recognized $3.3 million in such compensation expense based on a weighted-average grant-date fair value of $32,008 per unit (or $9.21 per share of DRII common stock).
IPO-Related Equity Transactions (July 2013)

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

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
On July 24, 2013, the Company completed the Island One Acquisition in exchange for 5,236,251 shares of common stock.
On September 27, 2013, the Company paid approximately $10.3 million to repurchase warrants to purchase shares of common stock of DRC and, substantially concurrently therewith, the Company borrowed approximately $15.0 million under the Revolving Credit Facility.

Note 21— Stock-Based Compensation
On July 8, 2013, the board of directors of the Company approved the 2013 Plan, which authorized the issuance of non-qualified and incentive stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock, performance units, other stock-based awards and annual cash incentive awards to: (i) officers and employees of the Company or any of the Company's subsidiaries (including leased employees and co-employees with a professional employer organization), (ii) non-employee directors of the Company or (iii) a consultant or advisor to the Company or any of its subsidiaries (collectively, the “Eligible Persons”). Under the Plan, a total of 9,733,245 shares of common stock are authorized for issuance. As of December 31, 2013, 3,082,646 shares remained available for issuance under the Plan.
On July 18, 2013, the Company granted non-qualified stock options exercisable for an aggregate of 3,760,215 shares of common stock that vested immediately to the former holders of DRP BCUs at an option price of $14.00 per share in part to maintain the incentive value intended when the Company originally issued those BCUs to these individuals and to provide an incentive for such individuals to continue providing service to the Company. See "Note 20—Equity Transactions" for further detail on these BCUs. The grantees of these immediately vested options include Messrs. Cloobeck, Kraff, Palmer, Bentley, Lanznar and two employees of the Company. Messrs. Cloobeck, Palmer, Bentley and Lanznar are not employed or compensated directly by the Company, but are rather employed or independently contracted by and compensated by HM&C, a Nevada limited liability company. Pursuant to the HM&C Agreement, HM&C provides certain services to the Company, including the services of Messrs. Cloobeck, Palmer, Bentley, Lanznar and approximately 54 other employees.
On July 18, 2013, the Company also issued non-qualified stock options exercisable for an aggregate of 2,672,100 shares of common stock (together with the options discussed in the immediately preceding paragraph, representing options covering a total of 6,432,315 shares of common stock) to certain Eligible Persons (including individuals who received the options discussed in the immediately preceding paragraph) in connection with the IPO at an option price of $14.00 per share with a service-only vesting condition. 25% of shares issuable upon the exercise of such options vested immediately on the grant date and the remaining 75% vest equally on each of the next three anniversary dates. All options issued on July 18, 2013 expire on July 18, 2023. There were no options exercised through December 31, 2013.
On November 5, 2013, DRII issued non-qualified stock options exercisable for an aggregate of 166,000 shares of common stock to Eligible Persons at an option price of $18.32 per share with a service-only vesting condition. 25% of options vested immediately on the grant date and the remaining 75% vests equally on each of the next three anniversary dates. All options issued on November 5, 2013 expire on November 5, 2023.
The Company accounts for its stock-based compensation issued to its employees in accordance with ASC 718. For a stock-based award with service-only vesting conditions, the Company measures compensation expense at fair value on the grant date and recognizes this expense in the statement of operations and comprehensive income over the vesting period during which the employees of the Company provide service in exchange for the award. The Company accounts for its Non-Employee Grants in accordance with ASC 505-50, "Equity—Based Payments to Non-Employees." The fair value of an equity instrument issued to Non-Employees is measured by using the stock price and other measurement assumptions as of the date at the earlier of: (i) a commitment for performance by the grantees has been reached; or (ii) the performance by the grantees is complete. Accordingly, these grants are re-measured at each balance sheet date as additional services are performed.
The Company utilizes the Black-Scholes option-pricing model to estimate the fair value of the stock options granted to its employees and Non-Employees. At December 31, 2013, the expected volatility was calculated based on the historical volatility of the stock prices for a group of identified peer companies for the expected term of the stock options on the grant date (which is significantly greater than the volatility of the S&P 500® index as a whole during the same period) due to the lack of historical stock trading prices of the Company. The average expected option life represented the period of time the stock options were expected to be outstanding at the issuance date based on management’s estimate using the simplified method prescribed under SAB 14 for employee grants and contractual term for non-employee grants. The risk-free interest rate was calculated based on

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

U.S. Treasury zero-coupon yield with a remaining term that approximated the expected option life assumed at the date of issuance. The expected annual dividend per share was 0% based on the Company’s expected dividend rate.
The following table sets forth fair value per share information, including related assumptions, used to determine compensation cost for the Company’s non-qualified stock options consistent with the requirements of ASC 718.

	For the year ended
	December 31, 2013
	Non-Employees	Company Employees
Weighted average fair value per share	$8.9	$7.5
Expected stock price volatility	49.8%	52.9%
Expected option life (years)	9.13	6.51
Risk-free interest rate	2.4%	1.8%
Expected annual dividend yield	—%	—%
Stock option activity related to grants issued to Non-Employees and employees of the Company during the year ended December 31, 2013 was as follows:

	Non Employees				Company Employees
	Options (In thousands)	Weighted-Average Exercise Price (Per Share)	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)	Options (In thousands)	Weighted-Average Exercise Price (Per Share)	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2013	—	$—			—	$—
Granted	4,458	14.00			2,140	14.34
Exercised	—	—			—	—
Forfeited	—	—			(12)	14.00
Outstanding at December 31, 2013	4,458	$14.00	9.5	$19,882	2,128	$14.34	9.5	$8,776
Exercisable at December 31, 2013	3,731	$14.00	9.5	$16,639	739	$14.24	9.5	$3,116
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been realized by the option holders had all option holders exercised their options on December 31, 2013. The intrinsic value of a stock option is the excess of the Company’s closing stock price on that date over the exercise price, multiplied by the number of shares subject to the option.
During the year ended December 31, 2013, the Company issued restricted common stock to certain members of the board of directors of the Company, which vest equally on each of the next three anniversary dates from the grant date. The following table summarizes the Company’s unvested restricted stock activity for the year months ended December 31, 2013:

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

	Shares (In thousands)	Weighted-Average Grant Date Fair Value (Per Share)
Unvested at January 1, 2013	—	$—
Granted	32	14.00
Vested	—	14.00
Forfeited or expired	—	—
Unvested at December 31, 2013	32	$14.00
The following table summarizes the Company’s unvested stock option activity for the year ended December 31, 2013:

	Non-Employees		Company Employees
	Options (In thousands)	Weighted-Average Exercise Price (Per Share)	Options (In thousands)	Weighted-Average Exercise Price (Per Share)
Unvested at January 1, 2013	—	$—	—	$—
Granted	4,458	14.00	2,140	14.34
Vested	(3,731)	14.00	(739)	14.24
Forfeited or expired	—	—	(12)	14.00
Unvested at December 31, 2013	727	$14.00	1,389	$14.39
The following table summarizes the Company’s stock-based compensation expense for the year ended December 31, 2013 (in thousands):

	Non-Employees Grants	Company Employees Grants	Director Common Stock and Restricted Stock Grants	Total
Stock-based compensation expense recognized	$32,939	$7,218	$375	$40,533
In accordance with SAB 14, the Company records stock-based compensation to the same line item on the statement of operations as the grantees' cash compensation. In addition, the Company records stock-based compensation to the same business segment on the statement of operations as the grantees' cash compensation for segment reporting purposes in accordance with ASC 280, "Segment Reporting." The following table summarizes the effect of the stock-based compensation for the year ended December 31, 2013 (in thousands):

	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total
Management and member services	$860	$—	$—	$860
Advertising, sales and marketing	—	2,105	—	2,105
Vacation interest carrying cost, net	—	208	—	208
Loan portfolio	—	316	—	316
General and administrative	—	—	37,044	37,044
Total	$860	$2,629	$37,044	$40,533
The following table summarizes the Company’s unrecognized stock-based compensation expense as of December 31, 2013 (dollars in thousands):

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

	Non-Employees Grants	Company Employees Grants	Director Common Stock and Restricted Stock Grants	Total
Unrecognized stock-based compensation expense	$7,646	$7,196	$554	$15,396
Weighted-average remaining amortization period	2.5	2.6	1.4	2.5

Note 22— Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) are as follows:

	Cumulative Translation Adjustment	Post-retirement Benefit Plan	Other	Total
Balance, December 31, 2010	$(17,746)	$—	$—	$(17,746)
Period change	(600)	—	(26)	(626)
Balance, December 31, 2011	(18,346)	—	(26)	(18,372)
Period change	1,632	—	7	1,639
Balance, December 31, 2012	(16,714)	—	(19)	(16,733)
Period change	2,543	(2,064)	77	556
Balance, December 31, 2013	$(14,171)	$(2,064)	$58	$(16,177)

Note 23— Net income per share

The Company calculates net income per share in accordance with ASC 260, "Earnings Per Share." Basic net income per share is calculated by dividing net income or loss for common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income per common share are calculated by dividing net income by weighted-average common shares outstanding during the period plus potentially dilutive common shares, such as stock options and restricted stock.

Dilutive potential common shares are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all options and restricted stock are used to repurchase common stock at market value. The amount of shares remaining after the proceeds are exhausted represents the potentially dilutive effect of the securities.

For the year ended December 31, 2013, the potentially dilutive stock options and restricted stock excluded from the net income per share computation was 186,235 and 2,349, respectively, as their effect would be antidilutive due to the net loss reported by the Company. For the years ended December 31, 2012 and 2011, the Company did not have any outstanding stock options and restricted stock.

Note 24 — Business Combinations

PMR Acquisition

On May 21, 2012, the Company completed the PMR Acquisition through DPMA, a wholly-owned special purpose subsidiary of the Company, whereby DPMA acquired certain resort management agreements, unsold VOIs and the rights to recover and resell such interests, portfolio of consumer loans and certain real property and other assets for approximately $51.6 million in cash, plus the assumption of specified liabilities related to the acquired assets. In order to fund the PMR Acquisition,
DPMA entered into the PMR Acquisition Loan, which is collateralized by substantially all of the assets of DPMA. See
"Note 16—Borrowings" for more information.

The PMR Acquisition added nine locations to the Company’s network of available resorts, four management contracts,
VOI inventory, new owner-families to the Company’s owner base and additional VOI inventory to sell to existing members and potential customers. The Company accounted for the PMR Acquisition under the purchase method in accordance with ASC 805. As of May 21, 2012, the acquisition was recorded based on a preliminary appraisal; accordingly, provisional amounts were assigned to the assets acquired and liabilities assumed. The Company recorded $22.9 million in gain on bargain purchase from business combinations during the quarter ended June 30, 2012 in accordance with ASC 805, "Business Combinations" ("ASC 805") due to the fact that the assets were purchased as part of a distressed sale as Pacific Monarch Resorts, Inc. had filed for Chapter 11 bankruptcy proceedings in October 2011.

During the period between May 22, 2012 and May 21, 2013, adjustments were recorded to the respective accounts to reflect the values included in the final appraisal as of May 21, 2013 and the Company recorded a reduction of gain on bargain purchase from business combination in the amount of $2.3 million resulting from the aforementioned adjustments.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The following table summarizes the consideration paid and the amounts of the assets acquired and liabilities assumed from Pacific Monarch Resorts, Inc. at the acquisition date based on the appraisals as of May 21, 2012 and May 21, 2013 (in thousands).

	Based on Preliminary Appraisal as of May 21, 2012	Adjustments Recorded Through May 21, 2013	Based on Final Appraisal as of May 21, 2013
Consideration:
Cash	$51,635	$—	$51,635
Fair value of total consideration transferred	$51,635	$—	$51,635

Recognized amounts of identifiable assets acquired and liabilities assumed as of May 21, 2012:
Prepaid expenses and other assets	$315	$25	$340
Due from related parties, net	2,067	—	2,067
Other receivables, net	2,916	(47)	2,869
Mortgages and contracts receivable	1,677	(13)	1,664
Unsold Vacation Interests	36,221	(5,813)	30,408
Property and equipment	1,408	(675)	733
Intangible assets	45,100	3,833	48,933
Total assets	89,704	(2,690)	87,014
Deferred tax liability	13,453	(443)	13,010
Liabilities assumed	1,736	11	1,747
Total identifiable net assets	$74,515	$(2,258)	$72,257
Gain on bargain purchase from business combination	$22,880	$(2,258)	$20,622

Acquired PMR intangible assets consist of the following (dollar amounts in thousands):

	Weighted Average Useful Life in Years	Based on Preliminary Appraisal as of May 21, 2012	Adjustments Recorded Through May 21, 2013	Based on Final Appraisal as of May 21, 2013
Management contracts	15	$38,300	$—	$38,300
Member relationships - customer lists	3	6,800	—	6,800
Other	10	—	3,833	3,833
Total acquired intangible assets		$45,100	$3,833	$48,933

The following sets forth the methodologies used by the Company for valuing the assets acquired in the PMR Acquisition. Based upon such valuation methodologies, the total value exceeded the purchase price for such assets resulting in the gain on bargain purchase reported in these financial statements.

Mortgages Receivable

The Company acquired a single pool of receivables. This pool was valued using the present value of the after-tax cash flows generated over the life of the assets. Several assumptions were used in modeling the expected cash flows in addition to the regular principal payments outlined in the terms of the mortgage, including a weighted average coupon of 14.4%, a loan servicing fee of 1.0%, a prepayment rate of 9.4% and a default rate of 39.2%.

Customer Relationships

It has been the experience of the Company that existing customers (including customer relationships acquired by the Company) purchase more VOIs, and the customers at closing of the PMR Acquisition were assumed to act similarly. Based

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

upon the Company’s past experience (in particular with respect to past acquisitions), the Company assumed an upgrade rate of approximately 50.0% (the rate at which the customer relationships acquired pursuant to the PMR Acquisition at the time of the acquisition are expected to purchase additional Vacation Interests) and an attrition rate of approximately 50.0% (the rate at which the customer relationships acquired pursuant to the PMR Acquisition are no longer likely to purchase additional Vacation
Interests, which the Company used to adjust the upgrade rate for future years) for the customers to predict the revenues generated over time. This means that the Company assumed that, of the customer relationships acquired, approximately 50.0%, 25.0% and 12.5% of such customer relationships were expected to upgrade during the first year, second year and third year following the closing, respectively. Accordingly, by the end of the third year, under these assumptions, the Company assumed that there would be total attrition of the acquired customer relationships. An increase in the upgrade rate and/or a decrease in the attrition rate would have resulted in an increase in the estimated fair value of the acquired customer relationships, while a decrease in the upgrade rate and/or an increase in the attrition rate would have resulted in a decrease in the estimated fair value of the acquired customer relationships. The Company estimated costs and expenses required to market and sell Vacation Interests to existing members based upon the historical performance of existing members and then deducted costs and expenses from the estimated revenues generated from the upgrades during the three years following the closing, resulting in the after-tax cash flows for such three-year period. The value of the customer relationships was then set by taking the present value of the after-tax cash flows.

Management Contracts

The Company acquired four management contracts. Each was valued at the expected present value of the after-tax cash flows generated over the estimated useful life of such contract. The expected cash flows projected were based off the terms of the management contracts, and adjusted for inflation and the costs and expenses required to generate the revenues under such contracts.

Unsold Vacation Interests, net

Unsold Vacation Interests, net was comprised of:
• The Company valued developer-owned inventory purchased based on projected revenue using a 1.0% projected growth rate each year. The Company estimated that inventory purchased as part of the transaction (including the recovery of the initial defaulted receivables) would be substantially sold over six years following the date of the consummation of the
PMR Acquisition. The Company subtracted for each year in such six-year period a 58.0% advertising, sales and marketing cost (as a percentage of gross VOI sales revenue), and then tax-affected that number with a 39.0% corporate tax rate. This gave the Company its Net revenue after costs to generate. The Company then used a present value rate of 30.0% to calculate the fair value of the inventory.

• Buildings at the Cabo Azul resort, including the cost of the land, building and other hard costs and based on the appraised value of the property. Construction in process also included costs of consulting services related to the development and operation of resort properties through the end of 2013; and

• Land acquired that was fair valued by a third party based on market comparisons. The Company acquired such land in
Kona, Hawaii, Las Vegas, Nevada and San Jose del Cabo, Mexico.

Amounts Due from Related Parties

The value included an ownership association receivable, late fees and assessments. The value also accounted for the estimated collectibility of these receivables.

Other Receivables

The value included other loan receivables net of allowance, pending loans, and accrued interest receivables. The value also accounted for the estimated collectibility of these receivables.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets consisted of maintenance fees that are paid in the first month of each quarter for the current quarter, prepaid insurance fees, and a villa in one of the buildings acquired.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Aegean Blue Acquisition

On October 5, 2012, the Company completed the Aegean Blue Acquisition through AB Acquisition Company, Ltd, a wholly-owned special-purpose subsidiary of Diamond Resorts (Group Holdings) Plc, and acquired all of the issued and outstanding shares of Aegean Blue Holdings Plc. Pursuant to the Aegean Blue Acquisition, AB Acquisition Company, Ltd acquired certain resort management agreements, unsold VOIs and the rights to recover and resell such interests, portfolio of consumer loans and certain real property and other assets for approximately $6.5 million in cash, assumption of specified liability related to the acquired assets and a contingent liability associated with an earn-out clause. Tempus Acquisition LLC, the parent entity of Aegean Blue Acquisition, LLC, borrowed $6.6 million under the term loan portion of Tempus Acquisition Loan to fund the Aegean Blue Acquisition. See "Note 16—Borrowings" for further detail on this borrowing.

This acquisition is accounted for under the purchase method in accordance with ASC 805. The following table summarizes the consideration paid and the amounts of the assets acquired and liabilities assumed from Aegean Blue Holdings Plc at the acquisition date based on the preliminary appraisal (in thousands). The Company recorded $0.1 million in gain on bargain purchase from business combinations in accordance with ASC 805.

Based on Preliminary Appraisal
Consideration:
Cash	$6,543
Earn-out Liability	3,336
Fair value of total consideration transferred	$9,879

Recognized amounts of identifiable assets acquired and liabilities assumed as of October 5, 2012:
Cash and cash equivalents	$2,072
Cash in escrow and restricted cash	1,925
Mortgages and contracts receivable	4,070
Other receivables, net	55
Prepaid expenses and other assets	947
Unsold Vacation Interests	3,450
Property and equipment	388
Intangible assets	5,901
Total assets	18,808
Liabilities assumed	8,840
Total identifiable net assets	$9,968

Gain on bargain purchase from business combination	$89

	Weighted Average Useful Life in Years	Based on Preliminary Appraisal
		(in thousands)
Management contracts	15	$4,123
Member relationships - customer lists	3	1,778
Total acquired intangible assets		$5,901

Island One Acquisition

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

On July 1, 2013, the Company entered into an agreement to acquire all of the equity interests of the Island One Companies. On July 24, 2013, the Company completed the acquisition of the Island One Companies and paid the purchase price of an aggregate of 5,236,251 shares of common stock. These shares represent an aggregate purchase price of $73.3 million based upon the IPO price per share of $14.00.
The Island One Acquisition added eight locations to the Company's collection of available resorts, management contracts, VOI inventory and more owner-families and members to the Company's owner base.
The Company accounted for the Island One Acquisition under the purchase method in accordance with ASC 805. As of July 24, 2013, the acquisition was recorded based on preliminary appraisals; accordingly, provisional amounts have been assigned to the assets acquired and liabilities assumed. Changes to the provisional amounts may be material, as the Company is still in the process of reviewing all the books and records of the predecessor and completing tax returns. The Company expects to make all changes to provisional amounts within one year of the acquisition date. The Company recorded goodwill of $30.6 million in accordance with ASC 805.

The following table summarizes the consideration paid and the amounts of the assets acquired and liabilities assumed at the acquisition date based on preliminary appraisals (in thousands):

Based on Preliminary Appraisal
Consideration:
DRII common stock	$73,307
Fair value of total consideration transferred	$73,307

Recognized amounts of identifiable assets acquired and liabilities assumed as of July 24, 2013:
Cash and cash equivalents	$569
Restricted cash	1,156
Due from related parties, net	2,790
Mortgages and contracts receivable	14,188
Other receivables, net	1,802
Prepaid expenses and other assets	3,565
Unsold Vacation Interests, net	4,823
Property and equipment, net	1,107
Intangible assets	51,850
Total assets	81,850
Deferred tax liability	17,403
Liabilities assumed	21,772
Total identifiable assets	$42,675

Goodwill recognized	$30,632
Acquired Island One intangible assets consist of the following (dollars in thousands):

	Weighted Average Useful Life in Years	Based on Preliminary Appraisal
Management contracts	15	$33,860
Member exchange clubs	20	16,370
Member relationships - customer lists	3	1,620
Total acquired intangible assets		$51,850

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The Island One Companies contributed $10.3 million of revenue and $2.5 million of net income from the acquisition date through December 31, 2013. The Company incurred $0.5 million of acquisition-related costs through December 31, 2013, which are included in general and administrative expense in the consolidated statement of operations and comprehensive income.

The following sets forth the methodologies used by the Company for valuing the assets acquired in the Island One Acquisition. Based upon such valuation methodologies, the purchase price exceeded the fair value of identifiable assets, resulting in the recognition of goodwill reported in these financial statements. The Company determined that the goodwill would not be deductible for tax purposes.

Mortgages Receivable
The Company acquired a pool of receivables. This pool was valued using the present value of the after-tax cash flows generated over the life of the assets. Several assumptions were used in modeling the expected cash flows in addition to the regular principal payments outlined in the terms of the mortgage, including a weighted average coupon of 15.6%, a prepayment rate of 7.9% and a default rate of 29.5%.

Customer Relationships
It has been the experience of the Company that existing customers (including customer relationships acquired by the Company) purchase more VOIs, and the customers at closing of the Island One Acquisition are assumed to act similarly. Based upon the Company’s past experience (in particular with respect to past acquisitions), and supported by a review of Financial Performance 2012: A Survey of Time and Vacation Ownership Companies by Deloitte, 2012 Edition, the Company assumed an upgrade rate of approximately 50.0% (the rate at which the customer relationships acquired pursuant to the Island One Acquisition at the time of the acquisition are expected to purchase additional Vacation Interests) and an attrition rate of approximately 50.0% (the rate at which the customer relationships acquired pursuant to the Island One Acquisition are no longer likely to purchase additional Vacation Interests, which the Company used to adjust the upgrade rate for future years) for the customers to predict the revenues generated over time. This means that the Company assumed that, of the customer relationships acquired, approximately 50%, 25% and 12.5% of such customer relationships were expected to upgrade during the first year, second year and third year following the closing, respectively. Accordingly, by the end of the third year, under these assumptions, the Company assumed that there would be total attrition of the acquired customer relationships. An increase in the upgrade rate and/or a decrease in the attrition rate would have resulted in an increase in the estimated fair value of the acquired customer relationships, while a decrease in the upgrade rate and/or an increase in the attrition rate would have resulted in a decrease in the estimated fair value of the acquired customer relationships. The Company estimated costs and expenses required to market and sell Vacation Interests to existing members based upon the historical performance of existing members and then deducted costs and expenses from the estimated revenues generated from the upgrades during the three years following the closing, resulting in the after tax cash flows for such three-year period. The value of the customer relationships was then set by taking the present value of the after-tax cash flows.

Management Contracts
The Company acquired 10 management contracts. Each was valued at the expected present value of the after-tax cash flows generated over the estimated useful life of such contracts. The expected cash flows projected were based on the terms of the management contracts, and adjusted for inflation and the costs required to generate the revenues under such contracts.

Unsold Vacation Interests, net
The Company valued developer-owned inventory purchased based on projected revenue using a 3.0% projected growth rate each year. The Company estimated that inventory purchased as part of the transaction would be substantially sold over five years following the date of the consummation of the Island One Acquisition. The Company subtracted total expenses for each year in such five-year period an average of 67.5%, and then tax-affected that number using a 39.0% corporate tax rate. This gave the Company its net revenue after costs to generate. The Company then used a present value rate of 11.0% to calculate the fair value of the Unsold Vacation Interests, net acquired.

Club Navigo
The Company acquired Club Navigo as part of the Island One Acquisition. The Company valued Club Navigo based on projected revenue using a 3.0% projected growth rate each year. The Company subtracted from revenue for each year a 15.5% operating expense, and then tax-affected that number using a 39.0% corporate tax rate. This gave the Company its net revenue

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

after costs to generate. After subtracting charges for the use of contributory assets, the Company then used a present value rate of 11.0% to calculate the fair value of Club Navigo.

Due from Related Parties
The fair value includes a receivable from an HOA.
Other Receivables
The fair value includes Club membership enrollment fees, Club membership dues and accrued interest receivables.
Prepaid Expenses and Other Assets
Prepaid expenses and other assets consist of prepaid insurance, membership dues and other office related expenses.
Property and Equipment, net

Property and Equipment, net acquired was reviewed and fair valued by a third party, and is depreciated on a straight-line basis over a range of 0.5 to 40 years.

PMR Service Companies

On June 12, 2013, the Company entered into an asset purchase agreement with the PMR Service Companies and the owner of such entities to acquire management agreements for certain resorts from the PMR Service Companies. The PMR Service Companies Acquisition was completed on July 24, 2013 for $47.4 million in cash.

The Company accounted for the PMR Service Companies Acquisition under the purchase method in accordance with ASC 805. As of July 24, 2013, the acquisition was recorded based on preliminary appraisal; accordingly, provisional amounts have been assigned to the assets acquired and liabilities assumed. Changes to the provisional amounts may be material, as the Company is still in the process of reviewing all the books and records of the predecessor and completing tax returns. The Company expects to make all changes to provisional amounts within one year of the acquisition date.

The following table summarizes the consideration paid and the amounts of the assets acquired and liabilities assumed at the acquisition date based on preliminary appraisals (in thousands). The Company recorded a $2.9 million gain on bargain purchase from business combinations in accordance with ASC 805.

Based on Preliminary Appraisal
Consideration:
Cash	$47,417
Fair value of total consideration transferred	$47,417

Recognized amounts of identifiable assets acquired and liabilities assumed as of July 24, 2013:
Due from related parties, net	$123
Other receivables, net	1,381
Management contracts	51,080
Total assets	52,584
Deferred tax liability	1,737
Liabilities assumed	521
Total identifiable net assets	$50,326

Gain on bargain purchase from business combination	$2,909

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Acquired PMR Service Companies intangible assets consist of the following (dollars in thousands):

	Weighted Average Useful Life in Years	Based on Preliminary Appraisal
Management contracts	15	$51,080
Total acquired intangible assets		$51,080

The PMR Service Companies contributed $2.6 million of revenue and $4.6 million of net income, which includes $2.9 million of gain on bargain purchase, from the acquisition date through December 31, 2013. The Company incurred $0.5 million of acquisition-related costs through December 31, 2013, which are included in general and administrative expense in the consolidated statement of operations and comprehensive income.

The following sets forth the methodologies used by the Company for valuing the assets acquired in the PMR Service Companies Acquisition. Based upon such valuation methodologies, the total value exceeded the purchase price for such assets resulting in the gain on bargain purchase reported in these financial statements.

Management Contracts

The Company acquired additional management service contracts. Each was valued at the expected present value of the after-tax cash flows generated over the estimated useful life of such contract. The expected cash flows projected were based off the terms of the management contracts, and adjusted for inflation and the costs and expenses required to generate the revenues under such contracts.
The following table presents unaudited consolidated pro forma revenues and net (loss) income of the Company as if the closing of the Island One Acquisition and the closing of the PMR Service Companies Acquisition had occurred on January 1, 2012 for purposes of the financial information presented for the years ended December 31, 2013 and 2012 (in thousands, except per share data):

	Year Ended
	2013	2012
Revenue	$752,871	$556,683
Net (loss) income	$(5,619)	$19,632
Net (loss) income per share - basic and diluted	$(0.08)	$0.33
Weighted average common shares outstanding - basic and diluted	66,631	59,010

The historical unaudited consolidated revenues and net (loss) income of the Company presented in the table above have been adjusted to give pro forma effect to events that are (i) directly attributable to the Island One Acquisition and the PMR Service Companies Acquisition, (ii) factually supportable, and (iii) expected to have a continuing impact on the combined results of the Company and the Island One Companies acquired.
The unaudited pro forma results have been adjusted with respect to certain aspects of the Island One Acquisition and the PMR Service Companies Acquisition to reflect:
•the consummation of each acquisition;
•changes in assets and liabilities to record their acquisition date fair values and changes in certain expenses resulting there from;
•the removal of the effect of the fee-for-service agreements between the Company and Island One, Inc;
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

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

They also do not give effect to certain charges the Company expected to incur in connection with the acquisitions including, but not limited to, charges that were expected to achieve ongoing cost savings and synergies.

Note 25 — Employee Benefit Plans

The Company has a qualified retirement plan (the “401(k) Plan”) with a salary deferral feature designed to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended. Subject to certain limitations, the 401(k) Plan allows participating U.S. employees to defer up to 60% of their eligible compensation on a pre-tax basis. The 401(k) Plan allows the Company to make discretionary matching contributions of up to 50% of the first 6% of employee compensation.
During the years ended December 31, 2013, 2012 and 2011, the Company made matching contributions to its 401(k) Plan of $1.8 million, $1.3 million and $1.0 million, respectively.
In addition, the Company has a self-insured health plan that covers substantially all of its full-time employees in the U.S. The health plan uses employee and employer contributions to pay eligible claims. To supplement this plan, the Company has a stop-loss insurance policy to cover individual claims in excess of $0.3 million. At December 31, 2013, 2012 and 2011, the Company accrued $2.6 million, $1.9 million and $1.5 million, respectively, for claims that have been incurred but not reported. This accrual is calculated as the higher of (i) estimated accrual based on Company's historical experience of claim payments and lag period between the service dates and claim payment dates or (ii) two times the average monthly claims made by the Company during the past fiscal year. The following table sets forth for each of the years ended December 31, 2013 and 2012, respectively, the amount of claims incurred during such period, changes in accruals during such period for claims incurred during prior periods, and the amount of payments made in such period (in thousands):

Balance as of December 31, 2011	$1,522
Claims incurred during the current year	13,186
Change in accruals for claims incurred during prior years	(1,291)
Payments made	(11,500)
Balance as of December 31, 2012	1,917
Claims incurred during the current year	17,918
Change in accruals for claims incurred during prior years	(1,471)
Payments made	(15,792)
Balance as of December 31, 2013	$2,572

During the years ended December 31, 2013, 2012 and 2011, the Company recorded $19.6 million, $14.7 million and $10.8 million, respectively, in expenses associated with its health plans.
With certain exceptions, the Company's European subsidiaries do not offer private health plans or retirement plans. The government in each country offers national health services and retirement benefits, which are funded by employee and employer contributions.
Post Retirement Benefit Plan
In 1999, the Company entered into a collective labor agreement with the employees at its resorts in St. Maarten, where the Company functions as the HOA (the "Collective Labor Agreement"). The Collective Labor Agreement provides for an employee service allowance to be paid to employees upon their termination, resignation or retirement. Upon review of the Collective Labor Agreement, the Company determined that the employee service allowance should be accounted for as a defined benefit plan (the "Defined Benefit Plan") in accordance with the requirements of ASC 715, "Compensation—Retirement Benefits."
The Company’s net obligation in respect of its Defined Benefit Plan is calculated by estimating the amount of future benefit that employees have earned in the current financial period and prior periods. The recording of the Defined Benefit Plan, resulted in the recognition of (i) an underfunded pension liability of $2.9 million, (ii) service costs, interest costs and amortized prior service costs of $0.9 million for the year ending December 31, 2013, and (iii) other comprehensive loss of $2.1 million for

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

the accumulated benefit obligation of the plan related to the years prior to January 1, 2012. As of December 31, 2013, a de minimis amount of benefits had been paid to employees in accordance with the Defined Benefit Plan.
A summary of benefit obligations, fair value of plan assets and funded status is as follows (in thousands):

Year Ended December 31, 2013
Projected obligations at January 1, 2013	$2,183
Service costs	370
Interest costs	174
Losses	223
Benefits paid	(40)
Projected obligations at December 31, 2013	$2,910
At December 31, 2013, the Company had no plan assets. The benefit obligation and plan assets as of December 31, 2013 were as follows (in thousands):

2013
Fair value of plan assets	$—
Benefit obligation	(2,910)
Unfunded obligation	$(2,910)
Weighted-average assumptions used to determine net periodic benefit cost for the year ended December 31, 2013 were as follows:

2013
Settlement (discount) rate	3.31%
Increase in future compensation	3.00%

Amounts recognized in accumulated other comprehensive loss at December 31, 2013 consisted of the following (in thousands):

2013
Net loss	$223
Prior service cost	1,841
Total amounts included in accumulated other comprehensive loss	$2,064
The accumulated benefit obligation for the Defined Benefit Plan was $2.1 million at December 31, 2013.
Components of net periodic benefit costs for the year ended December 31, 2013 were as follows (in thousands):

2013
Service cost	$370
Interest cost	174
Amortization of prior service costs	343
Net periodic pension cost	$887

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Other changes in plan assets and projected benefit obligations recognized in other comprehensive loss for the year ended December 31, 2013 were as follows (in thousands):

2013
Net loss	$223
Amortization of prior service costs	343
Total recognized in other comprehensive loss	566
Net periodic pension cost	887
Total recognized in net pension cost and other comprehensive loss	$1,453

Note 26 — Segment Reporting
The Company presents its results of operations in two segments: (i) Hospitality and Management Services, which includes operations related to the management of resort properties and the Collections, revenue from its operation of the Clubs and the provision of other services; and (ii) Vacation Interest Sales and Financing, which includes operations relating to the marketing and sales of Vacation Interests, as well as the consumer financing activities related to such sales. While certain line items reflected on the statement of operations and comprehensive income fall completely into one of these business segments, other line items relate to revenues or expenses that are applicable to more than one segment. For line items that are applicable

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

to more than one segment, revenues or expenses are allocated by management, which involves significant estimates. Certain expense items (principally corporate interest expense and depreciation and amortization) are not, in management’s view, allocable to either of these business segments, as they apply to the entire Company. In addition, general and administrative expenses are not allocated to either of these business segments because, historically, management has not allocated these expenses for purposes of evaluating the Company’s different operational divisions. Accordingly, these expenses are presented under Corporate and Other.
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
Information about the Company’s operations in different business segments for the periods presented below is as follows:

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

CONSOLIDATING STATEMENTS OF OPERATIONS BY BUSINESS SEGMENT
For the Years Ended December 31, 2013 and 2012
(In thousands)

	2013				2012

	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total
Revenues:
Management and member services	$131,238	$—	$—	$131,238	$114,937	$—	$—	$114,937
Consolidated resort operations	35,512	—	—	35,512	33,756	—	—	33,756
Vacation Interest sales, net of provision of $0, $44,670,$0, $44,670, $0, $25,457, $0, and$25,457, respectively	—	464,613	—	464,613	—	293,098	—	293,098
Interest	—	55,601	1,443	57,044	—	51,769	1,437	53,206
Other	8,673	32,708	—	41,381	4,595	24,076	—	28,671
Total revenues	175,423	552,922	1,443	729,788	153,288	368,943	1,437	523,668
Costs and Expenses:
Management and member services	37,907	—	—	37,907	35,330	—	—	35,330
Consolidated resort operations	34,333	—	—	34,333	30,311	—	—	30,311
Vacation Interest cost of sales	—	56,695	—	56,695	—	32,150	—	32,150
Advertising, sales and marketing	—	258,451	—	258,451	—	178,365	—	178,365
Vacation Interest carrying cost, net	—	41,347	—	41,347	—	36,363	—	36,363
Loan portfolio	1,111	8,520	—	9,631	858	8,628	—	9,486
Other operating	—	12,106	—	12,106	—	8,507	—	8,507
General and administrative	—	—	145,925	145,925	—	—	99,015	99,015
Depreciation and amortization	—	—	28,185	28,185	—	—	18,857	18,857
Interest expense	—	16,411	72,215	88,626	—	18,735	77,422	96,157
Loss on extinguishment of debt	—	—	15,604	15,604	—	—	—	—
Impairments and other write-offs	—	—	1,587	1,587	—	—	1,009	1,009
Gain on disposal of assets	—	—	(982)	(982)	—	—	(605)	(605)
Gain on bargain purchase from business combinations	—	—	(2,879)	(2,879)	—	—	(20,610)	(20,610)
Total costs and expenses	73,351	393,530	259,655	726,536	66,499	282,748	175,088	524,335
Income (loss) before benefit for income taxes	102,072	159,392	(258,212)	3,252	86,789	86,195	(173,651)	(667)
Provision (benefit) for income taxes	—	—	5,777	5,777	—	—	(14,310)	(14,310)
Net income (loss)	$102,072	$159,392	$(263,989)	$(2,525)	$86,789	$86,195	$(159,341)	$13,643

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

CONSOLIDATING STATEMENTS OF OPERATIONS BY BUSINESS SEGMENT
For the Year Ended December 31, 2011
(In thousands)

	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total
Revenues:
Management and member services	$99,306	$—	$—	$99,306
Consolidated resort operations	29,893	—	—	29,893
Vacation Interest sales, net of provision of $0, $16,562, $0, and $16,562, respectively	—	194,759	—	194,759
Interest	—	44,410	2,875	47,285
Other	8,079	11,699	—	19,778
Total revenues	137,278	250,868	2,875	391,021
Costs and Expenses:
Management and member services	27,125	—	—	27,125
Consolidated resort operations	27,783	—	—	27,783
Vacation Interest cost of sales	—	(9,695)	—	(9,695)
Advertising, sales and marketing	—	128,717	—	128,717
Vacation Interest carrying cost, net	—	41,331	—	41,331
Loan portfolio	1,211	7,441	—	8,652
Other operating	—	3,399	—	3,399
General and administrative	—	—	80,412	80,412
Depreciation and amortization	—	—	13,966	13,966
Interest expense	—	18,624	63,386	82,010
Impairments and other write-offs	—	—	1,572	1,572
Gain on disposal of assets	—	—	(708)	(708)
Gain on bargain purchase from business combinations	—	—	(14,329)	(14,329)
Total costs and expenses	56,119	189,817	144,299	390,235
Income (loss) before benefit for income taxes	81,159	61,051	(141,424)	786
Benefit for income taxes	—	—	(9,517)	(9,517)
Net income (loss)	$81,159	$61,051	$(131,907)	$10,303

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note 27 — Consolidating Financial Statements - Guarantor and Non-guarantor
The following consolidating financial statements present, on a supplemental basis, the financial position, results of operations, and statements of cash flow for (i) those subsidiaries of the Company which have been designated "Non-guarantor Subsidiaries" for purposes of the Notes Indenture; and (ii) the Company and all of its other subsidiaries. Please see Exhibit 21.1 for a list of the Company's guarantor subsidiaries as of December 31, 2013. The Company's non-guarantor subsidiaries include its European subsidiaries, special-purpose subsidiaries and a wholly-owned captive insurance entity. For purposes of the Notes Indenture, the financial position, results of operations, and statements of cash flows of the Company's non-guarantor subsidiaries are excluded from the Company’s financial results to determine whether the Company is in compliance with the financial covenants governing the Senior Secured Notes. Accordingly, management believes that the following presentation is helpful to readers of this annual report.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

CONSOLIDATING BALANCE SHEET December 31, 2013 (In thousands)

	Diamond Resorts International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets:
Cash and cash equivalents	$—	$12,980	$22,965	$—	$35,945
Cash in escrow and restricted cash	—	37,571	54,660	—	92,231
Mortgages and contracts receivable, net of allowance of $0, $49,002, $56,588, $0 and $105,590, respectively	—	47,592	357,861	1	405,454
Due from related parties, net	241,608	111,595	45,631	(352,572)	46,262
Other receivables, net	—	39,152	15,436	—	54,588
Income tax receivable	—	—	16,890	(16,865)	25
Prepaid expenses and other assets, net	554	38,437	29,267	—	68,258
Investment in subsidiaries	82,982	9,675	—	(92,657)	—
Unsold Vacation Interests, net	—	231,478	117,988	(51,356)	298,110
Property and equipment, net	—	36,775	23,621	—	60,396
Assets held for sale	—	—	10,662	—	10,662
Goodwill	—	30,632	—	—	30,632
Other intangible assets, net	—	75,927	122,705	—	198,632
Total assets	$325,144	$671,814	$817,686	$(513,449)	$1,301,195
Liabilities and Stockholders' Equity (Deficit):
Accounts payable	$—	$8,589	$6,040	$—	$14,629
Due to related parties, net	—	92,573	304,643	(352,572)	44,644
Accrued liabilities	—	75,620	41,815	—	117,435
Income taxes payable	—	66	1,003	—	1,069
Deferred income taxes	—	27,874	11,395	(16,865)	22,404
Deferred revenues	—	88,921	21,971	—	110,892
Senior Secured Notes, net of unamortized original issue discount of $0, $6,548, $0, $0 and $6,548, respectively	—	367,892	—	—	367,892
Securitization notes and Funding Facilities, net of unamortized original issue discount of $0, $0, $226, $0 and $226, respectively	—	—	391,267	—	391,267
Notes payable	—	3,288	19,862	—	23,150
Total liabilities	—	664,823	797,996	(369,437)	1,093,382

Stockholders' equity:
Common stock	755	—	—	—	755
Additional paid-in capital	393,646	140,056	22,149	(92,657)	463,194
Accumulated deficit	(69,257)	(112,302)	(7,045)	(51,355)	(239,959)
Accumulated other comprehensive (loss) income	—	(20,763)	4,586	—	(16,177)
Total stockholders' equity (deficit)	325,144	6,991	19,690	(144,012)	207,813
Total liabilities and stockholders' equity (deficit)	$325,144	$671,814	$817,686	$(513,449)	$1,301,195

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2013
(In thousands)

	Diamond Resorts International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Management and member services	$—	$105,307	$43,667	$(17,736)	$131,238
Consolidated resort operations	—	27,908	7,604	—	35,512
Vacation Interest sales, net of provision of $0, $43,347, $1,323, $0 and $44,670, respectively	—	382,554	82,059	—	464,613
Interest	—	(2,002)	59,076	(30)	57,044
Other	—	46,300	52,460	(57,379)	41,381
Total revenues	—	560,067	244,866	(75,145)	729,788
Costs and Expenses:
Management and member services	—	35,657	16,422	(14,172)	37,907
Consolidated resort operations	—	27,885	6,448	—	34,333
Vacation Interest cost of sales	—	51,679	5,016	—	56,695
Advertising, sales and marketing	—	209,654	52,299	(3,502)	258,451
Vacation Interest carrying cost, net	—	19,476	25,927	(4,056)	41,347
Loan portfolio	—	8,429	11,284	(10,082)	9,631
Other operating	—	12,011	14,266	(14,171)	12,106
General and administrative	581	119,786	25,559	(1)	145,925
Depreciation and amortization	—	11,380	16,805	—	28,185
Interest expense	—	42,369	46,287	(30)	88,626
Loss on extinguishment of debt	—	8,462	7,142	—	15,604
Impairments and other write-offs	—	—	1,587	—	1,587
Loss (gain on) disposal of assets	—	95	(1,077)	—	(982)
Gain on bargain purchase from business combinations	—	—	(2,879)	—	(2,879)
Total costs and expenses	581	546,883	225,086	(46,014)	726,536
(Loss) income before provision for income taxes	(581)	13,184	19,780	(29,131)	3,252
Provision for income taxes	—	2,423	3,354	—	5,777
Net (loss) income	$(581)	$10,761	$16,426	$(29,131)	$(2,525)

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2013
(In thousands)

	Diamond Resorts International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Operating activities:
Net (loss) income	$(581)	$10,761	$16,426	$(29,131)	$(2,525)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Provision for uncollectible Vacation Interest sales revenue	—	43,347	1,323	—	44,670
Amortization of capitalized financing costs and original issue discounts	—	2,793	4,286	—	7,079
Amortization of capitalized loan origination costs and net portfolio discounts	—	5,391	564	—	5,955
Depreciation and amortization	—	11,380	16,805	—	28,185
Stock-based compensation	—	40,533	—	—	40,533
Non-cash settlement expense related to Alter Ego Suit	—	—	6,025	(517)	5,508
Non-cash expense related to debt extinguishment	—	2,394	5,108	—	7,502
Impairments and other write-offs	—	—	1,587	—	1,587
Loss (gain) on disposal of assets	—	95	(1,077)	—	(982)
Gain on bargain purchase from business combinations	—	—	(2,879)	—	(2,879)
Deferred income taxes	—	10,471	9,658	(16,865)	3,264
Loss on foreign currency exchange	—	—	245	—	245
Loss (gain) on mortgage repurchase	—	7	(118)	—	(111)
Unrealized loss on post-retirement benefit plan	—	887	—	—	887
Changes in operating assets and liabilities excluding acquisitions:
Mortgages and contracts receivable	—	(48,811)	(80,018)	(5)	(128,834)
Due from related parties, net	(193,833)	203	(18,495)	199,901	(12,224)
Other receivables, net	—	(6,547)	639	—	(5,908)
Prepaid expenses and other assets, net	(138)	1,289	(7,671)	—	(6,520)
Unsold Vacation Interests, net	—	(6,664)	(15,638)	29,095	6,793
Accounts payable	—	(5,673)	(758)	—	(6,431)
Due to related parties, net	26	31,154	147,947	(199,901)	(20,774)
Accrued liabilities	—	(1,942)	15,052	558	13,668
Income taxes payable	—	968	(16,573)	16,865	1,260
Deferred revenues	—	7,127	7,516	—	14,643
Net cash (used in) provided by operating activities	$(194,526)	$99,163	$89,954	$—	$(5,409)

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

CONSOLIDATING STATEMENT OF CASH FLOWS —Continued
For the Year Ended December 31, 2013
(In thousands)

	Diamond Resorts International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Investing activities:
Property and equipment capital expenditures	$—	$(14,071)	$(1,133)	$—	$(15,204)
Cash acquired in connection with the Island One Acquisition	—	569	—	—	569
Purchase of assets in connection with the PMR Service Companies Acquisition, net of $0, $0, $0 and $0 cash acquired, respectively	—	—	(47,417)	—	(47,417)
Proceeds from sale of assets	—	475	3,652	—	4,127
Net cash used in investing activities	—	(13,027)	(44,898)	—	(57,925)
Financing activities:
Changes in cash in escrow and restricted cash	—	(12,679)	(36,046)	—	(48,725)
Proceeds from issuance of revolving credit facility	—	15,000	—	—	15,000
Proceeds from issuance of securitization notes and Funding Facilities	—	—	552,677	—	552,677
Proceeds from issuance of notes payable	—	—	5,357	—	5,357
Payments on Revolving Credit Facility	—	(15,000)	—	—	(15,000)
Payments on securitization notes and Funding Facilities	—	(4,657)	(422,815)	—	(427,472)
Payments on senior secured notes	—	(50,560)	—	—	(50,560)
Payments on notes payable	—	(12,106)	(125,116)	—	(137,222)
Payments of debt issuance costs	—	(1,086)	(8,910)	—	(9,996)
Proceeds from issuance of common stock, net of related costs	204,332	—	—	—	204,332
Repurchase of a portion of outstanding warrants	(10,346)	—	—	—	(10,346)
Net cash provided by (used in) financing activities	193,986	(81,088)	(34,853)	—	78,045
Net (decrease) increase in cash and cash equivalents	(540)	5,048	10,203	—	14,711
Effect of changes in exchange rates on cash and cash equivalents	—	—	173	—	173
Cash and cash equivalents, beginning of period	540	7,932	12,589	—	21,061
Cash and cash equivalents, end of period	$—	$12,980	$22,965	$—	$35,945

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

CONSOLIDATING STATEMENT OF CASH FLOWS —Continued
For the Year Ended December 31, 2013
(In thousands)

	Diamond Resorts International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$46,108	$33,445	$—	$79,553
(Cash tax refunds, net of cash paid for taxes) cash paid for taxes, net of cash tax refunds	$—	$(831)	$2,172	$—	$1,341
Purchase of assets in connection with the Island One Acquisition and the PMR Service Companies Acquisition:
Fair value of assets acquired based on valuation reports	$—	$81,281	$52,554	$—	$133,835
Goodwill acquired	—	30,632		—	30,632
Cash paid	—	569	(47,417)	—	(46,848)
DRII common stock issued	—	(73,307)	—	—	(73,307)
Gain on bargain purchase recognized	—	—	(2,879)	—	(2,879)
Deferred tax liability	—	(17,403)	(1,737)	—	(19,140)
Liabilities assumed	$—	$21,772	$521	$—	$22,293
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Insurance premiums financed through issuance of notes payable	$—	$11,480	$—	$—	$11,480
Unsold Vacation Interests, net, reclassified to assets held for sale	$—	$—	$9,771	$—	$9,771

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

CONSOLIDATING BALANCE SHEET December 31, 2012 (In thousands)

	Diamond Resorts International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets:
Cash and cash equivalents	$540	$7,932	$12,589	$—	$21,061
Cash in escrow and restricted cash	—	23,736	18,575	—	42,311
Mortgages and contracts receivable, net of allowance of $0, $5,814, $77,970, $0 and $83,784, respectively	—	33,373	279,563	(4)	312,932
Due from related parties, net	6,687	139,720	27,083	(150,495)	22,995
Other receivables, net	—	30,384	15,665	—	46,049
Income tax receivable	—	902	25	—	927
Prepaid expenses and other assets, net	416	36,111	21,497	—	58,024
Investment in subsidiaries	14,182	9,675	—	(23,857)	—
Unsold Vacation Interests, net	—	220,499	117,629	(22,261)	315,867
Property and equipment, net	—	29,510	25,610	—	55,120
Assets held for sale	—	—	5,224	—	5,224
Other intangible assets, net	—	27,569	84,929	—	112,498
Total assets	$21,825	$559,411	$608,389	$(196,617)	$993,008
Liabilities and Stockholders' Equity (Deficit):
Accounts payable	$—	$9,520	$6,199	$—	$15,719
Due to related parties, net	—	59,496	155,203	(150,495)	64,204
Accrued liabilities	—	72,396	35,120	(1,065)	106,451
Income taxes payable	—	—	701	—	701
Deferred revenues	—	79,652	14,181	—	93,833
Senior Secured Notes, net of original issue discount of $0,$8,509, $0, $0 and $8,509, respectively	—	416,491	—	—	416,491
Securitization notes and Funding Facilities, net of original issue discount of $0, $0, $753, $0 and $753, respectively	—	—	256,302	—	256,302
Notes payable	—	3,219	134,687	—	137,906
Total liabilities	—	640,774	602,393	(151,560)	1,091,607

Stockholders' equity (deficit):
Common stock	541	—	—	—	541
Additional paid-in capital	89,960	62,269	26,655	(23,857)	155,027
Accumulated deficit	(68,676)	(122,030)	(25,012)	(21,716)	(237,434)
Accumulated other comprehensive (loss) income	—	(21,602)	4,353	516	(16,733)
Total stockholders' (deficit) equity	21,825	(81,363)	5,996	(45,057)	(98,599)
Total liabilities and stockholders' equity (deficit)	$21,825	$559,411	$608,389	$(196,617)	$993,008

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2012
(In thousands)

	Diamond Resorts International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Management and member services	$—	$94,106	$33,115	$(12,284)	$114,937
Consolidated resort operations	—	26,519	7,237	—	33,756
Vacation interest sales, net of provision (adjustment) of $27,004, $(1,547), $0 and $25,457, respectively	—	247,969	45,129	—	293,098
Interest	—	1,834	53,808	(2,436)	53,206
Other	—	35,106	31,628	(38,063)	28,671
Total revenues	—	405,534	170,917	(52,783)	523,668
Costs and Expenses:
Management and member services	—	31,126	14,481	(10,277)	35,330
Consolidated resort operations	—	24,278	6,033	—	30,311
Vacation Interest cost of sales	—	26,362	5,788	—	32,150
Advertising, sales and marketing	—	152,276	28,042	(1,953)	178,365
Vacation Interest carrying cost, net	—	19,421	19,506	(2,564)	36,363
Loan portfolio	—	8,280	10,125	(8,919)	9,486
Other operating	—	10,212	5,863	(7,568)	8,507
General and administrative	67	61,162	37,788	(2)	99,015
Depreciation and amortization	—	7,662	11,195	—	18,857
Interest expense	—	44,990	53,603	(2,436)	96,157
Impairments and other write-offs	—	201	808	—	1,009
Loss (gain) on disposal of assets	—	16	(621)	—	(605)
Gain on bargain purchase from business combinations	—	—	(20,610)	—	(20,610)
Total costs and expenses	67	385,986	172,001	(33,719)	524,335
(Loss) income before benefit for income taxes	(67)	19,548	(1,084)	(19,064)	(667)
Benefit for income taxes	—	(884)	(13,426)	—	(14,310)
Net (loss) income	$(67)	$20,432	$12,342	$(19,064)	$13,643

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2012
(In thousands)

	Diamond Resorts International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Operating activities:
Net (loss) income	$(67)	$20,432	$12,342	$(19,064)	$13,643
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision (adjustment) for uncollectible Vacation Interest sales revenue	—	27,004	(1,547)	—	25,457
Amortization of capitalized financing costs and original issue discounts	—	2,410	3,883	—	6,293
Amortization of capitalized loan origination costs and net portfolio discounts (premiums)	—	3,117	(775)	—	2,342
Depreciation and amortization	—	7,662	11,195	—	18,857
Stock-based compensation	—	3,321	—	—	3,321
Impairments and other write-offs	—	201	808	—	1,009
Loss (gain) on disposal of assets	—	16	(621)	—	(605)
Gain on bargain purchase from business combinations	—	—	(20,610)	—	(20,610)
Deferred income taxes	—	—	(13,010)	—	(13,010)
Loss on foreign currency exchange	—	—	113	—	113
Gain on mortgage repurchase	—	(27)	—	—	(27)
Changes in operating assets and liabilities excluding acquisitions:
Mortgages and contracts receivable	—	(56,967)	5,252	(1)	(51,716)
Due from related parties, net	483	(43,623)	13,614	31,404	1,878
Other receivables, net	—	(7,225)	(121)	(410)	(7,756)

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Prepaid expenses and other assets, net	(416)	(4,096)	217	—	(4,295)
Unsold Vacation Interests, net	—	(23,105)	(19,977)	19,057	(24,025)
Accounts payable	—	1,755	(2,257)	—	(502)
Due to related parties, net	—	57,001	(2,576)	(31,404)	23,021
Accrued liabilities	—	19,201	12,567	418	32,186
Income taxes payable	—	(298)	(2,934)	—	(3,232)
Deferred revenues	—	19,891	2,367	—	22,258
Net cash provided by (used in) operating activities	—	26,670	(2,070)	—	24,600
Investing activities:
Property and equipment capital expenditures	—	(13,671)	(664)	—	(14,335)
Purchase of assets in connection with the PMR Acquisition, net of $0, $0, $0 and $0 cash acquired, respectively	—	—	(51,635)	—	(51,635)
Purchase of assets in connection with the Aegean Blue Acquisition, net of cash acquired of $0, $2,072, $0 and $2,072, respectively	—	—	(4,471)	—	(4,471)
Proceeds from sale of assets	—	2	1,101	—	1,103
Net cash used in by investing activities	$—	$(13,669)	$(55,669)	$—	$(69,338)

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

CONSOLIDATING STATEMENT OF CASH FLOWS —Continued
For the Year Ended December 31, 2012
(In thousands)

	Diamond Resorts International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Financing activities:
Changes in cash in escrow and restricted cash	$—	$(6,163)	$(218)	$—	$(6,381)
Proceeds from issuance of securitization notes and Funding Facilities	—	—	119,807	—	119,807
Proceeds from issuance of notes payable	—	1,124	79,541	—	80,665
Payments on securitization notes and Funding Facilities	—	—	(114,701)	—	(114,701)
Payments on notes payable	—	(10,250)	(21,017)	—	(31,267)
Payments of debt issuance costs	—	(76)	(2,507)	—	(2,583)
Net cash (used in) provided financing activities	—	(15,365)	60,905	—	45,540
Net (decrease) increase in cash and cash equivalents	—	(2,364)	3,166	—	802
Effect of changes in exchange rates on cash and cash equivalents	—	—	362	—	362
Cash and cash equivalents, beginning of period	540	10,296	9,061	—	19,897
Cash and cash equivalents, end of period	$540	$7,932	$12,589	$—	$21,061

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$50,565	$29,802	$—	$80,367
Cash paid for taxes, net of cash tax refunds	$—	$(586)	$2,546	$—	$1,960
Purchase of assets in connection with PMR Acquisition and the Aegean Blue Acquisition:

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Fair value of assets acquired based on a valuation report	$—	$—	$103,780	$—	$103,780
Gain on bargain purchase recognized	—	—	(20,741)	—	(20,741)
Cash paid	—	—	(56,106)	—	(56,106)
Deferred tax liability	—	—	(13,010)	—	(13,010)
Liabilities assumed	$—	$—	$13,923	$—	$13,923

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Insurance premiums financed through issuance of notes payable	$—	$10,504	$—	$—	$10,504
Other receivables, net reclassified to assets held for sale	$—	$—	$54	$—	$54
Management contracts (other intangible assets, net) reclassified to assets held for sale	$—	$—	$13	$—	$13
Unsold Vacation Interests reclassified to assets held for sale	$—	$—	$431	$—	$431

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

CONSOLIDATING STATEMENT OF OPERATIONS
For the Year ended December 31, 2011
(In thousands)

	Diamond Resorts International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Management and member services	$—	$81,407	$23,499	$(5,600)	$99,306
Consolidated resort operations	—	25,054	4,839	—	29,893
Vacation Interest sales, net of provision of $0, $15,941, $621, $0 and $16,562, respectively	—	166,996	27,762	1	194,759
Interest	—	4,220	46,083	(3,018)	47,285
Other	—	25,278	7,494	(12,994)	19,778
Total revenues	—	302,955	109,677	(21,611)	391,021
Costs and Expenses:
Management and member services	—	18,556	13,645	(5,076)	27,125
Consolidated resort operations	—	23,642	4,141	—	27,783
Vacation Interest cost of sales	—	(15,531)	5,836	—	(9,695)
Advertising, sales and marketing	—	110,523	18,718	(524)	128,717
Vacation Interest carrying cost, net	—	27,834	14,682	(1,185)	41,331
Loan portfolio	—	7,531	7,527	(6,406)	8,652
Other operating	—	4,470	1,128	(2,199)	3,399
General and administrative	15	54,758	25,639	—	80,412
Depreciation and amortization	—	8,249	5,717	—	13,966
Interest	—	48,075	36,953	(3,018)	82,010
Impairments and other write-offs	—	556	1,016	—	1,572
Gain on disposal of assets	—	(19)	(689)	—	(708)
Gain on bargain purchase from business combinations	—	—	(14,329)	—	(14,329)
Total costs and expenses	15	288,644	119,984	(18,408)	390,235
(Loss) income before benefit for income taxes	(15)	14,311	(10,307)	(3,203)	786
Benefit for income taxes	—	(99)	(9,418)	—	(9,517)
Net (loss) income	$(15)	$14,410	$(889)	$(3,203)	$10,303

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

CONSOLIDATING STATEMENT OF CASH FLOWS
Year ended December 31, 2011
(In thousands)

	Diamond Resorts International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Operating activities:
Net (loss) income	$(15)	$14,410	$(889)	$(3,203)	$10,303
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for uncollectible Vacation Interest sales revenue	—	15,941	621	—	16,562
Amortization of capitalized financing costs and original issue discounts	—	2,114	4,024	—	6,138
Amortization of capitalized loan origination costs and net portfolio discounts	—	2,449	1,113	—	3,562
Depreciation and amortization	—	8,249	5,717	—	13,966
Impairments and other write-offs	—	556	1,016	—	1,572
Gain on disposal of assets	—	(19)	(689)	—	(708)
Gain on bargain purchase from business combinations	—	—	(14,329)	—	(14,329)
Deferred income taxes	—	—	(8,567)	—	(8,567)
Gain on foreign currency exchange	—	—	(72)	—	(72)
Gain on mortgage repurchase	—	(196)	—	—	(196)
Unrealized gain on derivative instruments	—	(79)	—	—	(79)
Gain on insurance settlement	—	(3,535)	—	—	(3,535)
Changes in operating assets and liabilities excluding acquisitions:
Mortgages and contracts receivable	—	11,832	(11,834)	(8)	(10)

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Due from related parties, net	(4,874)	(14,591)	(12,141)	25,339	(6,267)
Other receivables, net	—	(1,902)	7,287	137	5,522
Prepaid expenses and other assets, net	429	(2,680)	(4,020)	—	(6,271)
Unsold Vacation Interests, net	—	(38,228)	(4,305)	3,204	(39,329)
Accounts payable	—	2,283	1,904	—	4,187
Due to related parties, net	—	15,076	34,228	(25,339)	23,965
Accrued liabilities	—	(479)	3,197	(130)	2,588
Income taxes receivable and payable	—	(1,236)	154	—	(1,082)
Deferred revenues	—	4,404	(3,032)	—	1,372
Net cash (used in) provided by operating activities	(4,460)	14,369	(617)	—	9,292
Investing activities:
Property and equipment capital expenditures	—	(5,042)	(1,234)	—	(6,276)
Purchase of assets in connection with the Tempus Resorts Acquisition, net of $0, $0, $2,515, $0 and $2,515 cash acquired, respectively	—	—	(102,400)	—	(102,400)
Disbursement of Tempus Note Receivable	—	—	(3,493)	—	(3,493)
Proceeds from sale of assets	—	5	2,364	—	2,369
Net cash used in investing activities	$—	$(5,037)	$(104,763)	$—	$(109,800)

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

CONSOLIDATING STATEMENT OF CASH FLOWS —Continued
Year ended December 31, 2011
(In thousands)

	Diamond Resorts International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Financing activities:
Changes in cash in escrow and restricted cash	$—	$(2,436)	$1,412	$—	$(1,024)
Proceeds from issuance of securitization notes and Funding Facilities	—	—	206,817	—	206,817
Proceeds from issuance of notes payable	—	—	48,178	—	48,178
Payments on securitization notes and Funding Facilities	—	(2,061)	(136,849)	—	(138,910)
Payments on notes payable	—	(8,066)	(8,795)	—	(16,861)
Payments on debt issuance costs	—	(427)	(5,106)	—	(5,533)
Proceeds from issuance of common and preferred stock, net of issuance cost	146,651	—	—	—	146,651
Repurchase of a portion of outstanding warrants	(16,598)	—	—	—	(16,598)
Repurchase of a portion of outstanding common stock	(16,352)	—	—	—	(16,352)
Repurchase of redeemable preferred stock	(108,701)	—	—	—	(108,701)
Payments of costs related to issuance of common and preferred stock	—	(4,632)	—	—	(4,632)
Net cash provided by (used in) financing activities	5,000	(17,622)	105,657	—	93,035
Net increase (decrease) in cash and cash equivalents	540	(8,290)	277	—	(7,473)
Effect of changes in exchange rates on cash and cash equivalents	—	—	41	—	41
Cash and cash equivalents, beginning of period	—	18,586	8,743	—	27,329
Cash and cash equivalents, end of period	$540	$10,296	$9,061	$—	$19,897

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

CONSOLIDATING STATEMENT OF CASH FLOWS —Continued
Year ended December 31, 2011
(In thousands)

	Diamond Resorts International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$51,121	$23,017	$—	$74,138
Cash paid for taxes, net of cash tax refunds (cash tax refunds, net of cash paid for taxes)	$—	$1,138	$(977)	$—	$161
Purchase of assets in connection with the Tempus Resorts Acquisition net of $0, $0, $2,515, $0 and $2,515 cash acquired, respectively:
Fair value of assets acquired	$—	$—	$136,316	$—	$136,316
Gain on bargain purchase recognized	—	—	(14,329)	—	(14,329)
Cash paid	—	—	(104,917)	—	(104,917)
Deferred tax liability	—	—	(8,567)	—	(8,567)
Liabilities assumed	$—	$—	$8,503	$—	$8,503
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Priority returns and redemption premiums on preferred stock	$—	$8,412	$—	$—	$8,412
Insurance premiums financed through issuance of notes payable	$—	$8,500	$—	$—	$8,500
Assets held for sale reclassified to unsold Vacation Interests, net	$—	$—	$2,750	$—	$2,750
Assets held for sale reclassified to management contracts (intangible assets, net)	$—	$—	$234	$—	$234
Assets to be disposed but not actively marketed (prepaid expenses and other assets, net) reclassified to unsold Vacation Interests, net	$—	$—	$1,589	$—	$1,589

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note 28 — Geographic Financial Information
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

	For the Year Ended December 31,
	2013	2012	2011
Revenue
North America	$647,002	$476,053	$346,803
Europe	82,786	47,615	44,218
Total Revenues	$729,788	$523,668	$391,021

	December 31, 2013	December 31, 2012
Mortgages and contracts receivable, net
North America	$402,728	$310,955
Europe	2,726	1,977
Total mortgages and contracts receivable, net	$405,454	$312,932

Unsold Vacation Interests, net
North America	$250,619	$275,352
Europe	47,491	40,515
Total unsold Vacation Interests, net	$298,110	$315,867

Property and equipment, net
North America	$56,043	$50,643
Europe	4,353	4,477
Total property and equipment, net	$60,396	$55,120

Goodwill
North America	$30,632	$—
Europe	—	—
Total goodwill	$30,632	$—

Other intangible assets, net
North America	$191,649	$103,141
Europe	6,983	9,357
Total other intangible assets, net	$198,632	$112,498

Total long-term assets, net
North America	$931,672	$740,091
Europe	61,553	56,326
Total long-term assets, net	$993,225	$796,417

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note 29 — Loss on Extinguishment of Debt

On July 24, 2013, the Company repaid all outstanding indebtedness under the Tempus Acquisition Loan and the PMR Acquisition Loan using the proceeds from the IPO. The unamortized debt issuance cost on both the Tempus Acquisition Loan and the PMR Acquisition Loan and the additional exit fees paid were recorded as loss on extinguishment of debt. See "Note 16—Borrowings" for further detail on repayments.
In addition, on August 23, 2013, the Company completed the Tender Offer and a pro rata portion of the unamortized debt issuance cost associated with the Senior Secured Notes and the call premium paid upon the completion of the Tender Offer were recorded as loss on extinguishment of debt. See "Note 16—Borrowings" for further detail on the Tender Offer.
On October 21, 2013, the Company redeemed all of the DROT 2009 Class A Notes and Class B Notes using proceeds from borrowings under the Conduit Facility. The unamortized debt issuance costs and debt discount were recorded as a loss on extinguishment of debt. See "Note 16—Borrowings" for further detail on the debt redemption.
Loss on extinguishment of debt consisted of the following for the year ended December 31, 2013:

Year ended December 31, 2013
Senior Secured Notes	$8,443
PMR Acquisition Loan	3,196
Diamond Resorts Owner Trust 2009-1	2,201
Tempus Acquisition Loan	1,744
Island One Notes Payable	20
Total loss on extinguishment of debt	$15,604

Note 30 — Impairments and Other Write-offs

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value amount of the asset may not be fully recoverable.

Impairment and other write-offs consist of the following for the year ended December 31 (in thousands):

	2013	2012	2011
Write down of a parcel of real estate acquired in connection with the PMR Acquisition to its fair value	$1,200	$—	$—
Write off of sales materials due to obsolescence	307	—	—
European resorts held for sale (lower of cost or fair value)	80	494	670
Intangible assets associated with an unprofitable European golf course	—	213	—
Abandoned information technology projects previously capitalized	—	183	362
Slow moving consumables inventory	—	119	192
Unrecoverable deposits on open market purchases of Vacation Interest Points	—	—	181
Other	—	—	167
Total impairments and other write-offs	$1,587	$1,009	$1,572

For the year ended December 31, 2013, $1.2 million of the impairment charge is attributable to the write down of a parcel of real estate acquired in connection with the PMR Acquisition to its fair value based on a market appraisal. In addition, $0.3 million relates to the write off of obsolete sales materials and $0.1 million is attributable to the write down of two European resorts held for sale to their fair value based on accepted offers.
For the year ended December 31, 2012, $0.5 million of the impairment charge is attributable to the write down of a European resort held for sale to its fair value based on an accepted offer. In addition, $0.2 million relates to intangible assets associated with an unprofitable European golf course operation, $0.2 million relates to information technology projects that are no longer viable, and $0.1 million relates to various other assets.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

For the year ended December 31, 2011, $0.7 million of the impairment charge relates to the sale of one of the Company's European resorts. In addition, $0.4 million of the impairment charge relates to information technology projects that are no longer viable, $0.2 million relates to unrecoverable deposits on open market purchases of Vacation Interest Points, and $0.2 million in impairments of various other assets.

Note 31 — Quarterly Results (Unaudited)

	Three months ended				Year ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	December 31, 2013
	( in thousands except share data)
Revenues	$153,452	$173,873	$191,602	$210,861	$729,788
Income (loss) before provision (benefit) for income taxes	$2,711	$18,367	$(33,953)	$16,127	$3,252
Net income (loss)	$2,273	$17,956	$(26,327)	$3,573	$(2,525)
Net income (loss) per share—basic	0.04	0.33	(0.37)	0.05	(0.04)
Net income (loss) per share—diluted	0.04	0.33	(0.37)	0.05	(0.04)

	Three months ended				Year ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012	December 31, 2012
Revenues	$108,950	$121,444	$142,712	$150,562	$523,668
(Loss) income before provision (benefit) for income taxes	$(8,600)	$31,943	$(11,305)	$(12,705)	$(667)
Net loss (income)	$(9,575)	$46,611	$(11,645)	$(11,748)	$13,643
Net (loss) income per share—basic	$(0.18)	$0.87	$(0.23)	$(0.22)	$0.25
Net loss (income) per share—diluted	$(0.18)	$0.87	$(0.23)	$(0.22)	$0.25

Note: The sum of the net income (loss) per share for the four quarters differs from annual net income (loss) per share due to the required method of computing the weighted average shares in interim periods.