Form 10-Q
period 2014-03-31
Diamond Resorts International, Inc.
filed 2014-05-07
CIK 1566897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________

FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES ☒ NO
As of April 30, 2014, there were 75,476,402 outstanding shares of the common stock, par value $0.01 per share, of Diamond Resorts International, Inc.

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
Prior to the consummation of the IPO, DRII was a newly-formed Delaware corporation that had not conducted any activities other than those incident to its formation and the preparation of filings with the Securities and Exchange Commission (the "SEC") in connection with the IPO. DRII was formed for the purpose of changing the organizational structure of Diamond Resorts Parent, LLC ("DRP") from a limited liability company to a corporation. Immediately prior to the consummation of the IPO, DRP was the sole stockholder of DRII. In connection with, and immediately prior to the completion of the IPO, each member of DRP contributed all of its equity interests in DRP to DRII in return for shares of common stock of DRII. Following this contribution, DRII redeemed the shares of common units held by DRP and DRP was merged with and into DRII. As a result, DRII is now a holding company, and its principal asset is the direct and indirect ownership of equity interests in its subsidiaries, including Diamond Resorts Corporation ("DRC"), which is the operating subsidiary that has historically conducted the business described in this Quarterly Report on Form 10-Q and is the issuer of the 12.0% Senior Secured Notes due 2018 (the "Senior Secured Notes"). We refer to these, and other related transactions entered into substantially concurrently with the IPO, as the "Reorganization Transactions."
Except where the context otherwise requires or where otherwise indicated, (i) references in this Quarterly Report on Form 10-Q to "the Company," "we," "us" and "our," refer to DRP prior to the consummation of the Reorganization Transactions on July 24, 2013, and DRII, as the successor to DRP, following the consummation of the Reorganization Transactions, in each case together with its subsidiaries, including DRC; and (ii) our consolidated financial statements and other historical financial data included in this Quarterly Report on Form 10-Q are (a) those of DRP and its subsidiaries through July 24, 2013, after giving retroactive effect to the Reorganization Transactions, and (b) those of DRII and its subsidiaries after July 24, 2013. The weighted average common shares outstanding for the three months ended March 31, 2013 are based upon the number of Class A and Class B common units of DRP outstanding as of such date or period, as applicable, retroactively adjusted for the exchange thereof for shares of common stock of DRII pursuant to the Reorganization Transactions.
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
Throughout this Quarterly Report, we use the term “Adjusted EBITDA.” See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Indebtedness—Senior Secured Notes” for information concerning our Adjusted EBITDA.

PART I — FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2014 and December 31, 2013
(In thousands, except share data)

	March 31, 2014	December 31, 2013
	(Unaudited)
Assets:
Cash and cash equivalents	$75,776	$35,945
Cash in escrow and restricted cash	77,622	92,231
Mortgages and contracts receivable, net of allowance of $108,762 and $105,590, respectively	411,250	405,454
Due from related parties, net	43,904	46,262
Other receivables, net	41,128	54,588
Income tax receivable	25	25
Prepaid expenses and other assets, net	147,865	68,258
Unsold Vacation Interests, net	293,653	298,110
Property and equipment, net	63,035	60,396
Assets held for sale	10,625	10,662
Goodwill	30,632	30,632
Other intangible assets, net	193,633	198,632
Total assets	$1,389,148	$1,301,195
Liabilities and Stockholders' Equity (Deficit):
Accounts payable	$14,422	$14,629
Due to related parties, net	96,612	44,644
Accrued liabilities	104,470	117,435
Income taxes payable	1,648	1,069
Deferred income taxes	33,664	22,404
Deferred revenues	125,547	110,892
Senior Secured Notes, net of unamortized original issue discount of $6,290 and $6,548, respectively	368,150	367,892
Securitization notes and Funding Facilities, net of unamortized original issue discount of $208 and $226, respectively	392,060	391,267
Derivative liabilities	199	—
Notes payable	25,407	23,150
Total liabilities	1,162,179	1,093,382

Stockholders' equity (deficit):
Common stock $0.01 par value per share; authorized - 250,000,000 shares, issued and outstanding - 75,475,402 and 75,458,402 shares, respectively	755	755
Additional paid-in capital	467,926	463,194
Accumulated deficit	(225,949)	(239,959)
Accumulated other comprehensive loss	(15,763)	(16,177)
Total stockholders' equity	226,969	207,813
Total liabilities and stockholders' equity	$1,389,148	$1,301,195

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
For the three months ended March 31, 2014 and 2013
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues:
Management and member services	$38,224	$31,587
Consolidated resort operations	8,723	8,620
Vacation Interest sales, net of provision of $11,433 and $6,672, respectively	105,897	91,668
Interest	15,674	13,255
Other	12,707	8,322
Total revenues	181,225	153,452
Costs and Expenses:
Management and member services	8,947	9,779
Consolidated resort operations	7,771	7,722
Vacation Interest cost of sales	12,902	17,846
Advertising, sales and marketing	60,775	50,359
Vacation Interest carrying cost, net	7,875	8,237
Loan portfolio	2,490	2,505
Other operating	5,537	368
General and administrative	24,192	22,800
Depreciation and amortization	8,061	6,254
Interest expense	16,615	24,842
Impairments and other write-offs	7	79
Gain on disposal of assets	(4)	(50)
Total costs and expenses	155,168	150,741
Income before provision for income taxes	26,057	2,711
Provision for income taxes	12,047	438
Net income	14,010	2,273
Other comprehensive income (loss):
Currency translation adjustments, net of tax of $0	385	(2,744)
Post-retirement benefit plan	43	—
Other	(14)	12
Total other comprehensive income (loss), net of tax	414	(2,732)
Comprehensive income (loss)	$14,424	$(459)
Net income per share:
Basic	$0.19	$0.04
Diluted	$0.18	$0.04
Weighted average common shares outstanding:
Basic	75,430	54,058
Diluted	75,839	54,058

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the three months ended March 31, 2014
(In thousands, except share data)
(Unaudited)

	Common Stock Shares	Common Stock Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total Stockholder's Equity
Balance at January 1, 2014	75,458,402	$755	$463,194	$(239,959)	$(16,177)	$207,813
Exercise of stock options	17,000	—	236	—	—	236
Stock-based compensation	—	—	4,496	—	—	4,496
Net income for the three months ended March 31, 2014	—	—	—	14,010	—	14,010
Other comprehensive income (loss):
Currency translation adjustment, net of tax of $0	—	—	—	—	385	385
Unrealized gain on post-retirement benefit plan, net of tax of $0	—	—	—	—	43	43
Other	—	—	—	—	(14)	(14)
Balance at March 31, 2014	75,475,402	$755	$467,926	$(225,949)	$(15,763)	$226,969

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2014 and 2013
(In thousands)
(Unaudited)

	2014	2013
Operating activities:
Net income	$14,010	$2,273
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for uncollectible Vacation Interest sales revenue	11,433	6,672
Amortization of capitalized financing costs and original issue discounts	1,437	1,874
Amortization of capitalized loan origination costs and net portfolio discounts	1,955	1,230
Depreciation and amortization	8,061	6,254
Stock-based compensation	4,696	—
Impairments and other write-offs	7	79
Gain on disposal of assets	(4)	(50)
Deferred income taxes	11,260	—
Loss on foreign currency exchange	88	61
Gain on mortgage repurchase	(49)	—
Unrealized loss on derivative instruments	199	—
Unrealized loss on post-retirement benefit plan	43	—
Gain on insurance settlement	—	(2,203)
Changes in operating assets and liabilities excluding acquisitions:
Mortgages and contracts receivable	(19,115)	(16,058)
Due from related parties, net	8,273	2,089
Other receivables, net	13,599	12,193
Prepaid expenses and other assets, net	(80,647)	(64,407)
Unsold Vacation Interests, net	4,823	13,210
Accounts payable	(248)	(1,884)
Due to related parties, net	52,715	35,552
Accrued liabilities	(13,938)	(3,051)
Income taxes payable	573	1,089
Deferred revenues	14,497	15,415
Net cash provided by operating activities	33,668	10,338
Investing activities:
Property and equipment capital expenditures	(5,721)	(2,524)
Net cash used in investing activities	$(5,721)	$(2,524)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS —Continued
For the three months ended March 31, 2014 and 2013
(In thousands)
(Unaudited)

	2014	2013
Financing activities:
Changes in cash in escrow and restricted cash	$14,637	$(14,189)
Proceeds from issuance of securitization notes and Funding Facilities	45,909	127,680
Proceeds from issuance of notes payable	1,113	1,319
Payments on securitization notes and Funding Facilities	(45,134)	(105,151)
Payments on notes payable	(5,027)	(9,816)
Refund (payment) of debt issuance costs	70	(1,974)
Proceeds from exercise of stock options	236	—
Net cash provided by (used in) financing activities	11,804	(2,131)
Net increase in cash and cash equivalents	39,751	5,683
Effect of changes in exchange rates on cash and cash equivalents	80	(540)
Cash and cash equivalents, beginning of period	35,945	21,061
Cash and cash equivalents, end of period	$75,776	$26,204

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$26,263	$32,689
Cash paid for taxes, net of cash tax refunds (cash tax refunds, net of cash paid for taxes)	$218	$(656)

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Insurance premiums financed through issuance of notes payable	$6,173	$5,914

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1	— Background, Business and Basis of Presentation
Business and Background
On July 24, 2013, Diamond Resorts International, Inc. ("DRII") closed the initial public offering (the "IPO") of an aggregate of 17,825,000 shares of its common stock at the IPO price of $14.00 per share. In the IPO, DRII sold 16,100,000 shares of common stock, and Cloobeck Diamond Parent, LLC ("CDP"), in its capacity as a selling stockholder, sold 1,725,000 shares of common stock. The net proceeds to DRII were $204.3 million after deducting all offering expenses. In connection with the IPO, DRII filed the Securities and Exchange Commission (the "SEC") (i) a registration statement on Form S-1, which registered the shares of common stock offered in the IPO under the Securities Act of 1933, as amended, and (ii) a registration statement on Form 8-A, which registered DRII's common stock under the Securities Exchange Act of 1934, as amended, each of which became effective on July 18, 2013.
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
DRP was the parent of DRC and the parent guarantor under the Senior Secured Notes immediately prior to the closing of the IPO. DRP was a Nevada limited liability company created on March 28, 2007. On April 26, 2007, a third-party investor contributed $62.4 million cash and CDP contributed $7.1 million of net assets based on historical book values in exchange for common and preferred units. The third-party investor was issued common and preferred units with a liquidation preference as well as a priority return of 17.0% per annum, compounded quarterly, payable upon certain events. The preferred units did not provide to the holder any participation or conversion rights. The common and preferred members’ liability was limited to their respective capital contributions. The capitalization of DRP occurred on April 27, 2007 simultaneously with the acquisition of, and merger with, Sunterra Corporation ("Sunterra" or the "Predecessor Company") and the cancellation of Sunterra’s outstanding common stock for $16.00 per share ("the Sunterra Merger"). In July 2011, DRP completed an equity recapitalization transaction, pursuant to which it repurchased all of its preferred units, redeemed certain outstanding common units held by CDP and issued new common units to an investor in a private placement transaction.
Except where the context otherwise requires or where otherwise indicated, references in the consolidated financial statements to "the Company" refer to DRP prior to the consummation of the Reorganization Transactions on July 24, 2013 and DRII, as the successor to DRP, following the consummation of the Reorganization Transactions, in each case together with its subsidiaries, including DRC.
The Company operates in the hospitality and vacation ownership industry, with an ownership base of more than 524,000 owner-families, or members, and a worldwide network of 303 vacation destinations located in 34 countries throughout the continental United States ("U.S."), Hawaii, Canada, Mexico, the Caribbean, Central America, South America, Europe, Asia, Australia and Africa. The Company’s resort network includes 93 resort properties with approximately 11,000 units that are managed by the Company and 206 affiliated resorts and hotels and four cruise itineraries, which the Company does not manage and do not carry the Company's brand, but are a part of the Company's network and, through THE Club and other Club offerings (the "Clubs"), are available for its members to use as vacation destinations. Diamond Resorts International®, Diamond Resorts®, THE Club®, The Meaning of Yes®, We Love to Say YesTM, Vacations of a LifetimeTM, Affordable Luxury. Priceless MemoriesTM and Events of a LifetimeTM are trademarks of the Company.
The Company’s operations consist of two interrelated businesses: (i) hospitality and management services, which includes operations related to the management of resort properties and seven multi-resort trusts (the "Collections"), operations of the Clubs, operations of the properties located in St. Maarten for which the Company functions as the homeowners association (the "HOA" and together with all other homeowners associations managed by the Company, the "HOAs"), food and beverage venues owned and managed by the Company and the provision of other hospitality and management services; and (ii) marketing and sales of Vacation Ownership Interests ("VOIs" or "Vacation Interests") and consumer financing for purchasers of the Company’s VOIs.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

Basis of Presentation
Except where the context otherwise requires or where otherwise indicated, the consolidated financial statements and other historical financial data included in this Quarterly Report on Form 10-Q are (i) those of DRP and its subsidiaries through July 24, 2013, after giving retroactive effect to the Reorganization Transactions, and (ii) those of DRII and its subsidiaries after July 24, 2013. The weighted average common shares outstanding for the three month periods ended March 31, 2013 are based upon the number of Class A and Class B common units of DRP outstanding for such period, retroactively adjusted for the exchange thereof for shares of common stock of DRII pursuant to the Reorganization Transactions.
The accompanying condensed consolidated financial statements of Diamond Resorts International, Inc. and its subsidiaries have been prepared in accordance with accounting policies described in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 (the "2013 Form 10-K"). Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal and recurring nature. The accompanying condensed consolidated financial statements should be reviewed in conjunction with the Company's annual consolidated financial statements included in the 2013 Form 10-K. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results for the year ending December 31, 2014 or any future period.
Strategic Acquisitions
During the past few years, the Company has expanded its business operations by pursuing acquisitions of ongoing businesses in which the Company added locations to its network of available resorts, additional management contracts, new members to its owner base and additional VOI inventory that the Company may sell to existing members and potential customers.
On August 31, 2010, the Company acquired from ILX Resorts Incorporated and its affiliates certain resort management agreements, unsold VOIs and the rights to recover and resell such interests, a portfolio of consumer loans and certain real property, additional owner-families and other assets (the “ILX Acquisition”), which added ten additional resorts to the Company's resort network.
On July 1, 2011, the Company acquired from Tempus Resorts International, Ltd. and its subsidiaries certain management agreements, unsold VOIs and the rights to recover and resell such interests, the seller's consumer loan portfolio and certain real property, additional owner-families and other assets (the “Tempus Resorts Acquisition”), which added two resorts to the Company's resort network.
On May 21, 2012, the Company acquired from Pacific Monarch Resorts, Inc. and its affiliates four management contracts, unsold VOIs and the rights to recover and resell such interests, a portfolio of consumer loans and certain real property, additional owner-families and other assets (the "PMR Acquisition"), which added nine locations to the Company's resort network.
On October 5, 2012, the Company acquired all of the issued and outstanding shares of Aegean Blue Holdings Plc, thereby acquiring management contracts, unsold VOIs and the rights to recover and resell such interests, additional owner-families and certain other assets (the “Aegean Blue Acquisition”), which added five resorts located on the Greek Islands of Rhodes and Crete to the Company's resort network.
The above transactions were effected through special-purpose subsidiaries and were structured such that the Company now holds the acquired assets, and has assumed certain related liabilities, through special-purpose subsidiaries. The respective lenders to each special-purpose subsidiary have recourse only to such entity and thus the specific assets that were acquired in each transaction. However, such indebtedness is included in the Company's condensed consolidated balance sheets.
On July 24, 2013, concurrent with the closing of the IPO, the Company acquired all of the equity interests of Island One, Inc. and Crescent One, LLC (together, the “Island One Companies”) in exchange for 5,236,251 shares of common stock. These shares represented an aggregate purchase price of $73.3 million based on the IPO price of $14.00 per share. In this transaction, the Company acquired management contracts, unsold VOIs, a portfolio of consumer loans and other assets owned by the Island One Companies, adding eight additional managed resorts in Florida to the Company's resort network and more owner-families to its ownership base (the “Island One Acquisition”). Prior to the closing of the Island One Acquisition, the Company had provided sales and marketing services and HOA management oversight services to Island One, Inc. See "Note 24—Business Combinations" of the Company's consolidated financial statements included in the 2013 Form 10-K for further detail on the Island One Acquisition.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

On July 24, 2013, concurrent with the closing of the IPO, the Company acquired management agreements for certain resorts from Monarch Owner Services, LLC, Resort Services Group, LLC and Monarch Grand Vacations Management, LLC, each of which provided various management services to the resorts and the Collection added to the Company's network through the PMR Acquisition (the “PMR Service Companies”), for $47.4 million in cash (the “PMR Service Companies Acquisition”). See "Note 24—Business Combinations" of the Company's consolidated financial statements included in the 2013 Form 10-K for further detail on the PMR Service Companies Acquisition.

Note 2    — Summary of Significant Accounting Policies
 Significant accounting policies are those policies that, in management's view, are most important in the portrayal of the Company's financial condition and results of operations. The methods, estimates and judgments that the Company uses in applying its accounting policies have a significant impact on the results that it reports in the financial statements. Some of these significant accounting policies require the Company to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. See "Note 2 —Summary of Significant Accounting Policies" set forth in the 2013 Form 10-K for a discussion of the Company's significant accounting policies that require the most significant judgment.
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
Vacation Interest Sales Revenue, Net—Vacation interest sales revenue, net is comprised of Vacation Interest sales, net of a provision for uncollectible Vacation Interest sales revenue. Vacation interest sales consist of revenue from the sale of points, which can be utilized for vacations at any of the resorts in the Company's network for varying lengths of stay, net of an amount equal to the expense associated with certain sales incentives. A variety of sales incentives are routinely provided as sales tools. Sales centers have predetermined budgets for sales incentives and manage the use of incentives accordingly. A provision for uncollectible Vacation Interest sales revenue is recorded upon completion of each financed sale. The provision is calculated based on historical default experience associated with the customer's Fair Isaac Corporation ("FICO") score. Additionally, the Company analyzes its allowance for loan and contract losses quarterly and makes adjustments based on current trends in consumer loan delinquencies and defaults and other criteria, if necessary. Since late 2007, the Company has sold VOIs primarily in the form of points. All of the Company's Vacation Interest sales revenue, net is allocated to the Vacation Interest Sales and Financing business segment.
Vacation Interest sales, net of provision, consists of the following for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Vacation Interest Sales	$117,330	$98,340
Provision for uncollectible Vacation Interest sales revenue	(11,433)	(6,672)
Vacation Interest sales, net of provision	$105,897	$91,668

Recently Issued Accounting Pronouncements
In January 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-04, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40)—Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure ("ASU 2014-04"). ASU 2014-04 clarifies when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

mortgage loan such that the loan should be derecognized and the real estate recognized. ASU 2014-04 is effective for public business entities for annual periods and interim periods within those annual periods beginning after December 15, 2014. The Company adopted ASU 2014-04 as of its interim period ending March 31, 2014. The adoption of this update did not have a material impact on the Company's financial statements.

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
The Company maintains cash, cash equivalents, cash in escrow, and restricted cash with various financial institutions. These financial institutions are located throughout Europe, North America and the Caribbean. A significant portion of the Company's cash is maintained with a select few banks and is, accordingly, subject to credit risk. Periodic evaluations of the relative credit standing of financial institutions maintaining the deposits are performed to evaluate and mitigate, if necessary, any credit risk.
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
 Geographic Concentration—Currently, portions of the Company's consumer loan portfolio are concentrated in certain geographic regions within the U.S. As of March 31, 2014, the Company's loans to California, Arizona and Florida residents constituted 29.9%, 9.0% and 5.1%, respectively, of the consumer loan portfolio. The deterioration of the economic condition and financial well-being of the regions in which the Company has significant loan concentrations such as California, Arizona or Florida, could adversely affect its consumer loan portfolio, business and results of operations. No other state or foreign country concentration accounted for in excess of 5.0% of the portfolio. The credit risk inherent in such concentrations is dependent upon regional and general economic stability, which affects property values and the financial well-being of the borrowers.
Interest Rate Risk—Since a portion of the Company's indebtedness bears interest at variable rates, any increase in interest rates beyond amounts covered under the Company’s interest rate cap agreements or swap agreements, particularly if sustained, could have a material adverse effect on the Company’s results of operations, cash flows and financial position.
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
The 2010 and 2012 Cap Agreements expired on July 20, 2013. On July 20, 2013, as required by the Conduit Facility (see "Note 15—Borrowings" for the definition of the Conduit Facility), the Company entered into an interest rate swap agreement with a notional amount of $55.0 million (the “July 2013 Swap”) that was scheduled to mature on July 20, 2023 to manage its exposure to the fluctuation in interest rates. The Company paid interest at a fixed rate of 2.18% based on a floating notional amount according to a pre-determined amortization schedule and received interest based on three-month floating LIBOR.
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
On November 20, 2013, the July 2013 Swap and the August 2013 Swap were terminated concurrent with the paydown of the Conduit Facility. A portion of the proceeds from the Diamond Resorts Owner Trust ("DROT") 2013-2 Notes (see "Note 15

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

—Borrowings" for the definition of the DROT 2013-2 Notes) were used to pay off the then-outstanding balance on the Conduit Facility and the amounts due under the July 2013 Swap and August 2013 Swap.
On March 20, 2014, as required by the Conduit Facility, the Company entered into an interest rate swap agreement with a notional amount of $20.0 million (the "March 2014 Swap") that is scheduled to mature on March 20, 2024, to manage its exposure to fluctuation in interest rates. The Company pays interest at a fixed rate of 2.65% based on a floating notional amount according to a pre-determined amortization schedule and receives interest based on one-month floating LIBOR.
As of March 31, 2014, the fair value of the March 2014 Swap was calculated to be $0.2 million based on valuation reports provided by counterparties.

Note 4	— Cash in Escrow and Restricted Cash
Cash in escrow and restricted cash as of the dates presented below consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Collected on behalf of HOAs and other	$30,122	$17,091
Securitization and Funding Facilities collection and reserve cash	23,140	49,987
Rental trust	13,550	11,131
Escrow	9,567	11,887
Bonds and deposits	1,243	2,135
Total cash in escrow and restricted cash	$77,622	$92,231

Securitization and Funding Facilities collection and reserve cash contains reserve cash held for the benefit of the secured note holders and cash collections on certain mortgages receivable that secure collateralized notes. As of December 31, 2013, Securitization and Funding Facilities collection and reserve cash included $23.3 million related to the prefunding account associated with the DROT 2013-2 Notes, which was released to the Company's unrestricted cash account in January 2014. See "Note 15—Borrowings" for the definition of and further detail on these borrowings.

Note 5	— Mortgages and Contracts Receivable and Allowance for Loan and Contract Losses
The Company provides financing to purchasers of VOIs at North American and St. Maarten sales centers that is collateralized by their VOIs. Eligibility for this financing is determined based on the customers’ FICO credit scores. As of March 31, 2014, the mortgages and contracts receivable bore interest at fixed rates between 0.0% and 18.0%. The term of the mortgages and contracts receivable are from one year to 15 years and may be prepaid at any time without penalty. The weighted average interest rate of outstanding mortgages and contracts receivable was 15.0% and 15.1% as of March 31, 2014 and December 31, 2013, respectively.
The Company charges off mortgages and contracts receivable upon the earliest of (i) the completion of cancellation or foreclosure proceedings; or (ii) the customer's account becoming over 180 days delinquent. Once a customer has made six timely payments following the event leading to the charge-off, the charge-off is reversed. A default in a customer's initial payment results in a rescission of the sale. All collection and foreclosure costs related to delinquent loans are expensed as incurred. Mortgages and contracts receivable between 90 and 180 days past due as of March 31, 2014 and December 31, 2013 were 2.3% and 2.5%, respectively, of gross mortgages and contracts receivable.
Mortgages and contracts receivable originated by the Company are recorded net of deferred loan and contract origination costs, and the related allowance for loan and contract losses. Loan and contract origination costs incurred in connection with providing financing for VOIs are capitalized and amortized over the estimated life of the mortgages or contracts receivable based on historical prepayments as a decrease to interest revenue using the effective interest method. Amortization of deferred loan and contract origination costs charged to interest revenue was $2.1 million and $1.2 million for the three months ended March 31, 2014 and 2013, respectively.
The Company recorded a $3.3 million discount on April 27, 2007 on the mortgage pool acquired in connection with the Sunterra Merger that was being amortized over the life of the related acquired mortgage pool. This discount was fully amortized during the three months ended March 31, 2014. As of March 31, 2014 and December 31, 2013, the net unamortized discount on this acquired mortgage pool was zero and $0.2 million, respectively. During the three months ended March 31, 2014, the Company recorded $0.2 million in amortization as an increase to interest revenue, and a de minimus amount of amortization was recorded during the three months ended March 31, 2013.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

The Company recorded a $0.8 million premium on July 1, 2011 on the purchased mortgage pool that was part of the Tempus Resorts Acquisition, which was being amortized over the life of the related acquired mortgage pool. This premium was fully amortized during the year ended December 31, 2013 as a result of the loans being sold as part of the Tempus 2013 Notes (see "Note 15—Borrowings" for the definition of the Tempus 2013 Notes). No amortization was recorded as a decrease to interest revenue during the three months ended March 31, 2014. During the three months ended March 31, 2013, a de minimus amount of amortization was recorded as a decrease to interest revenue.
The Company recorded a $0.1 million premium on May 21, 2012 on the mortgage pool purchased in the PMR Acquisition, which was being amortized over the life of the related acquired mortgage pool. This premium was fully amortized during the year ended December 31, 2013. No amortization was recorded as a decrease to interest revenue during the three months ended March 31, 2014 and 2013.
The Company recorded a $0.6 million premium on July 24, 2013 on the mortgage pool purchased in the Island One Acquisition and is being amortized over the life of the related acquired mortgage pool. As of March 31, 2014 and December 31, 2013, the net unamortized premium was $0.4 million and $0.5 million, respectively. During the three months ended March 31, 2014, amortization of $0.1 million was recorded as a decrease to interest revenue. No amortization was recorded as a decrease to interest revenue during the three months ended March 31, 2013.
Mortgages and contracts receivable, net, as of the dates presented below consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Mortgages and contracts receivable, acquired — the Sunterra Merger	$15,845	$18,481
Mortgages and contracts receivable, contributed	337	443
Mortgages and contracts receivable, originated	433,000	417,595
Mortgages and contracts receivable, purchased	53,333	58,790
Mortgages and contracts receivable, gross	502,515	495,309
Allowance for loan and contract losses	(108,762)	(105,590)
Deferred profit on Vacation Interest transactions	(1,538)	(2,197)
Deferred loan and contract origination costs, net of accumulated amortization	8,783	8,223
Inventory value of defaulted mortgages that were previously contributed or acquired	9,845	9,411
Premium on mortgages and contracts receivable, net of accumulated amortization	407	515
Discount on mortgages and contracts receivable, net of accumulated amortization	—	(217)
Mortgages and contracts receivable, net	$411,250	$405,454
As of March 31, 2014 and December 31, 2013, $410.9 million and $404.2 million, respectively, of the gross amount of mortgages and contracts receivable were collateralized against the Company’s various debt instruments included in "Securitization notes and Funding Facilities" in the accompanying condensed consolidated balance sheets. See "Note 15—Borrowings" for further detail.
Deferred profit on Vacation Interest transactions represents the revenues less the related direct costs (sales commissions, sales incentives, cost of sales and allowance for loan losses) related to sales that do not qualify for revenue recognition under the provisions of Accounting Standards Codification (“ASC”) 978, “Real Estate-Time-Sharing Activities" ("ASC 978"). See "Note 2—Summary of Significant Accounting Policies" set forth in the 2013 Form 10-K for a description of revenue recognition criteria.
Inventory value of defaulted mortgages that were previously contributed and acquired represents the inventory underlying mortgages that have defaulted. Upon recovery of the inventory, the value is transferred to unsold Vacation Interests, net.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

Activity in the allowance for loan and contract losses associated with mortgages and contracts receivable as of the dates presented below consisted of the following (in thousands):

	Three Months Ended March 31,
	2014	2013
Balance, beginning of period	$105,590	$83,784
Provision for uncollectible Vacation Interest sales revenue	11,172	6,476	(a)
Mortgages and contracts receivable charged off	(8,850)	(6,403)
Recoveries	848	1,073
Effect of translation rate	2	(23)
Balance, end of period	$108,762	$84,907
_____________
(a) The provision for uncollectible Vacation Interest sales revenue in the table above showing activity in the allowance for loan and contract losses associated with mortgages and contracts receivable is exclusive of ASC 978 adjustments related to deferred revenue, as well as adjustments for the rescission period required under applicable law. The ASC 978 adjustments increased the provision for uncollectible Vacation Interest sales revenue by $0.3 million for the three months ended March 31, 2014 and increased the provision by $0.5 million for the three months ended March 31, 2013. There were no adjustments for the rescission period for the three months ended March 31, 2014. The adjustments for the rescission period decreased the provision for uncollectible Vacation Interest sales revenue by $0.3 million for the three months ended March 31, 2013.
A summary of credit quality as of the dates presented below is as follows (in thousands):

FICO Scores	March 31, 2014%		December 31, 2013%
>799	$45,856	9%	$45,235	9%
700 – 799	250,134	50%	237,557	48%
600 – 699	161,267	32%	152,601	31%
<600	24,879	5%	24,076	5%
No FICO Scores	20,379	4%	35,840	7%
	$502,515	100%	$495,309	100%
The Company captures FICO credit scores when each loan is underwritten. FICO credit score information is updated annually and was last updated as of March 31, 2014 for then-existing mortgages and contracts receivable. The "No FICO Scores" category in the table above is primarily comprised of customers who live outside of the U.S.

Note 6	— Transactions with Related Parties
Due from Related Parties, Net, and Due to Related Parties, Net
Amounts due from related parties, net, and due to related parties, net, consist primarily of transactions with HOAs or Collections for which the Company acts as the management company. Due from related parties, net, transactions include (i) management fees for the Company’s role as the management company; (ii) certain expenses reimbursed by HOAs and Collections; (iii) the allocation of a portion of the Company’s Vacation Interest carrying costs, management and member services and consolidated resort operations; and (iv) loan portfolio and general and administrative expenses according to a pre-determined schedule approved by the board of directors at each HOA and Collection. Due to related parties, net, transactions include (i) the amounts due to HOAs under inventory recovery agreements the Company enters into regularly with certain HOAs and similar agreements with the Collections pursuant to which the Company recaptures VOIs, either in the form of vacation points or vacation intervals, and brings them into the Company’s inventory for sale to customers; (ii) the maintenance fee and assessment fee liability owed to HOAs for intervals or to the Collections for points owned by the Company (this liability is recorded on January 1 of each year for the entire amount of annual maintenance and assessment fees and is relieved throughout the year by the payments remitted to the HOAs and the Collections; these maintenance and assessment fees are also recorded as prepaid expenses and other assets in the accompanying condensed consolidated balance sheets and amortized ratably over the year); (iii) cleaning fees owed to the HOAs for room stays incurred by the Company’s customers; (iv) subsidy liabilities according to a developer guarantee at a resort; and (v) miscellaneous transactions with other non-HOA related parties.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

Amounts due from related parties and due to related parties, some of which are due on demand, carry no interest. Due to the fact that the right of offset exists between the Company and the HOAs and the Collections, the Company evaluates amounts due to and from each HOA and Collection at each reporting period to reduce the receivables and the payables on each party's books of record. Any remaining balances are then reclassified as either a net due to or a net due from related parties for each HOA and Collection in accordance with the requirements of ASC 210, "Balance Sheet— Offsetting."
Due from related parties, net as of the dates presented below consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Amounts due from HOAs	$36,639	$36,957
Amounts due from Collections	7,062	7,938
Amounts due from other	203	1,367
Total due from related parties, net	$43,904	$46,262

Due to related parties, net as of the dates presented below consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Amounts due to HOAs	$36,214	$16,032
Amounts due to Collections	60,320	28,381
Amounts due to other	78	231
Total due to related parties, net	$96,612	$44,644
Guggenheim Relationship
Two members of the Company's board, Messrs. Zachary Warren and Scott Minerd, are principals of Guggenheim Partners, LLC ("Guggenheim"), an affiliate of DRP Holdco, LLC (the "Guggenheim Investor"), a significant investor in the Company. Pursuant to an agreement with the Company, Guggenheim has the right to nominate two members to the Company's board, subject to certain security ownership thresholds, and Messrs. Warren and Minerd serve as members of the Company's board as the nominees of Guggenheim.
In connection with the amendment and restatement of the Company's Conduit Facility on April 11, 2013, an affiliate of Guggenheim became a commercial paper conduit for the Conduit Facility. Also, another affiliate of Guggenheim is currently an investor in the Company's $64.5 million DROT 2011 Notes issued on April 27, 2011 (the "DROT 2011 Notes") and Senior Secured Notes. See "Note 15—Borrowings" for the definition of and more detail regarding these borrowings.
On July 1, 2011, the Company completed the Tempus Resorts Acquisition. In order to fund the Tempus Resorts Acquisition, Tempus Acquisition, LLC entered into the Tempus Acquisition Loan with Guggenheim Corporate Funding, LLC. See "Note 15—Borrowings" for the definition of and more detail on the Tempus Acquisition Loan. On July 24, 2013, the outstanding principal balance under the Tempus Acquisition Loan, along with accrued and unpaid interest and exit fees, was paid off in full using an aggregate of $50.0 million in proceeds from the IPO.
During the three months ended March 31, 2013, Tempus Acquisition, LLC made an aggregate of approximately $1.2 million in interest payments and approximately $2.6 million in principal payments on the Tempus Acquisition Loan.
In connection with the funding of the Tempus Acquisition Loan pursuant to the Loan and Security Agreement, dated as of June 30, 2011, among Tempus Acquisition, LLC, the lenders party thereto and Guggenheim Corporate Funding, LLC, which was entered into in connection with the Tempus Resorts Acquisition, the Company issued a warrant (the “Tempus Warrant”) to Guggenheim Corporate Funding, LLC, as administrative agent, for the benefit of the lenders, pursuant to a warrant agreement, between the Company and Guggenheim Corporate Funding, LLC. Following the Company's payoff of the Tempus Acquisition Loan in full on July 24, 2013, the Tempus Warrant terminated for no consideration pursuant to the terms of the Tempus Warrant. See "Note 15—Borrowings" for further detail.
On May 21, 2012, the Company completed the PMR Acquisition. In order to fund the PMR Acquisition, DPM Acquisition, LLC, a wholly-owned subsidiary of the Company, and its subsidiaries (collectively, "DPMA") entered into the PMR Acquisition Loan with Guggenheim Corporate Funding, LLC. See "Note 15—Borrowings" for the definition of and more detail on the PMR Acquisition Loan. On July 24, 2013, the outstanding principal balance under the PMR Acquisition Loan, along with accrued and unpaid interest and exit fees, was paid off in full using an aggregate of $62.1 million in proceeds from the IPO.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

During the three months March 31, 2013, DPMA made an aggregate of approximately $1.5 million in interest payments and approximately $2.2 million in principal payments on the PMR Acquisition Loan.
In connection with the funding of the PMR Acquisition Loan pursuant to the Loan and Security Agreement, dated as of May 21, 2012, among DPMA, the lenders party thereto and Guggenheim Corporate Funding, LLC, which was entered into in connection with the PMR Acquisition, the Company issued a warrant (the “PMR Warrant”) to Guggenheim Corporate Funding, LLC, as administrative agent, for the benefit of the lenders, pursuant to a warrant agreement, between the Company and Guggenheim Corporate Funding, LLC. Following the Company's payoff of the PMR Acquisition Loan in full on July 24, 2013, the PMR Warrant terminated for no consideration pursuant to the terms of the PMR Warrant. See "Note 15—Borrowings" for further detail.
On September 27, 2013, the Company paid approximately $10.3 million to repurchase warrants to purchase shares of common stock of DRC held by an affiliate of Guggenheim Partners, LLC and another institutional investor, and, substantially concurrently therewith, the Company borrowed approximately $15.0 million under the Revolving Credit Facility. The affiliate of Guggenheim Partners, LLC that held one of these warrants received approximately $2.8 million in connection with such repurchase. See "Note 15—Borrowings" for definitions of, and more detail on, the Revolving Credit Facility.
Hospitality Management and Consulting Service, LLC ("HM&C") Management Services Agreement
Pursuant to a services agreement that the Company entered into with HM&C effective as of December 31, 2010 (as amended and restated effective as of December 31, 2012 (the "HM&C Agreement"), HM&C provides two categories of management services to the Company: (i) executive and strategic oversight of the services that the Company provides to HOAs and the Collections through the Company’s hospitality and management services operations, for the benefit of the Company and of the HOAs and the Collections ("HOA Management Services"). The fees for these services are generally included in the determination of the annual budget for the HOAs and the Collections and paid to the Company; and (ii) executive, corporate and strategic oversight of the Company’s operations and certain other administrative services. HM&C provides the Company with services of Mr. Stephen J. Cloobeck (the Company's founder and Chairman), the Company's three executive officers and approximately 48 other employees (including, during 2013, Sheldon Cloobeck, the father of Mr. Cloobeck), each of whom devotes his or her full business time and attention to the Company. Pursuant to the HM&C Agreement, HM&C is entitled to receive (i) an annual management fee for providing HOA Management Services; (ii) an annual management fee for providing corporate management services; (iii) an annual incentive payment based on performance metrics determined by the board of directors of the Company, subject to certain minimum amounts set forth in the HM&C Agreement, and (iv) reimbursement of HM&C's expenses incurred in connection with the activities provided under the HM&C Agreement. The HM&C Agreement also provides for the payment of additional fees to HM&C as and when agreed by the Company and HM&C in the event HM&C provides certain additional services to the Company for the benefit of HOAs or the Collections or in connection with any acquisitions, financing transactions or other significant transactions undertaken by the Company or its subsidiaries, although the Company has not paid any such additional fees to HM&C to date. For the three months ended March 31, 2014 and 2013, the Company incurred $5.4 million and $6.0 million, respectively, in management fees, incentive payments and expense reimbursements in connection with the HM&C Agreement. The HM&C Agreement has a term that is currently set to expire on December 31, 2015, and thereafter automatically renews for successive annual periods unless terminated by the Company or HM&C.
As of March 31, 2014 and December 31, 2013, the Company owed HM&C $1.4 million and $7.3 million, respectively, in unpaid and accrued fees related to services performed.
Aircraft Lease
In January 2012, the Company entered into an Aircraft Lease Agreement with N702DR, LLC, a limited liability company of which Mr. Cloobeck is a beneficial owner and a controlling party. Pursuant to this lease agreement, the Company leases an aircraft from N702DR, LLC and paid N702DR, LLC $0.6 million for each of the three months ended March 31, 2014 and March 31, 2013.
Praesumo Agreement
In June 2009, the Company entered into an Engagement Agreement for Individual Independent Contractor with Praesumo Partners, LLC, a limited liability company of which Mr. Lowell D. Kraff, the Vice Chairman of the Board of Directors of the Company, is a beneficial owner and a controlling party. Pursuant to this engagement agreement, Praesumo provides Mr. Kraff as an independent contractor to the Company to provide, among other things, acquisition, development and finance consulting services. In September 2012, the agreement was renewed for an additional one-year term, and the agreement automatically renewed for an additional one-year term in September 2013. In consideration of these services provided pursuant to this agreement, the Company paid to Praesumo Partners, LLC, in the aggregate, $0.4 million in fees and expense reimbursements

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

during each of the three months ended March 31, 2014 and March 31, 2013. This amount does not include certain travel-related costs paid directly by the Company.
Luumena
Mr. Kraff was also a beneficial owner of Luumena, LLC, which provides digital media services. The Company paid Luumena, LLC $0.2 million during the three months ended March 31, 2013. Effective January 1, 2014, Mr. Kraff no longer had any beneficial ownership in Luumena, LLC.
Technogistics
Mr. Kraff was also a beneficial owner of Technogistics, LLC, which provides direct marketing services. The Company paid Technogistics, LLC $0.3 million during the three months ended March 31, 2013. Effective January 1, 2014, Mr. Kraff no longer had any beneficial ownership in Technogistics, LLC.
Trivergance Business Resources
Mr. Kraff was also a beneficial owner of Trivergance Business Resources, LLC. Commencing on January 1, 2013, Trivergance Business Resources, LLC began providing promotional, product placement, marketing, public relations and branding services to the Company, including the development of a new consumer marketing website. The Company paid Trivergance Business Resources, LLC $0.2 million during the three months ended March 31, 2013. Effective January 1, 2014, Mr. Kraff no longer had any beneficial ownership in Trivergance Business Resources, LLC.
Mackinac Partners
Since September 2008, Mr. C. Alan Bentley has served in various officer capacities, including as Executive Vice President, and as a director, of certain subsidiaries of DRP. In January 2013, Mr. Bentley was named Executive Vice President and Chief Financial Officer. Mr. Bentley is also a partner of Mackinac Partners, LLC, a financial advisory firm that provides consulting services to the Company. The services provided by Mackinac Partners, LLC to the Company include advisory services relating to mergers and acquisitions, capital formation and corporate finance and litigation support. In addition to these services, which Mackinac Partners, LLC provides at hourly rates, Mackinac Partners, LLC also provides to the Company strategic advisory services of one of its managing partners at a rate of $0.2 million for each three-month period effective January 1, 2013. For the three months ended March 31, 2014 and 2013, the Company paid a total of $0.8 million and $0.7 million, respectively, in fees and expense reimbursements to Mackinac Partners, LLC.
Katten Muchin Rosenman LLP
Mr. Howard S. Lanznar, who joined the Company as the Executive Vice President and Chief Administrative Officer in September 2012, is a partner of the law firm of Katten Muchin Rosenman LLP. Additionally, Richard M. Daley, who is a member of the Board of Directors of the Company and the Compensation Committee, is Of Counsel at Katten Muchin Rosenman LLP. Katten Muchin Rosenman LLP renders legal services to the Company. The Company paid fees of $0.8 million and $1.0 million to Katten Muchin Rosenman LLP during the three months ended March 31, 2014 and March 31, 2013, respectively.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

Note 7	— Other Receivables, Net
Other receivables, net, as of the dates presented below consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Receivables related to mini-vacation and sampler programs, net of allowance of $1,022 and $954, respectively	$12,269	$11,844
Club dues receivable, net of allowance of $17,053 and $16,888, respectively	11,066	29,418
Rental receivables and other resort management-related receivables, net of allowance of $1,011 and $806, respectively	5,525	3,595
Mortgage and contracts interest receivable	4,969	5,025
Value added tax refund receivable	2,128	2,274
Owner maintenance fee receivable, net of allowance of $3,732 and $3,622, respectively	1,181	116
Insurance claims receivable	101	96
Other receivables	3,889	2,220
Total other receivables, net	$41,128	$54,588

Note 8	— Prepaid Expenses and Other Assets, Net
The nature of selected balances included in prepaid expenses and other assets, net, includes:
Unamortized maintenance fees—prepaid annual maintenance fees on unsold Vacation Interests owned by the Company billed by the HOAs and the Collections for resorts included in the Company's resort network that are managed by the Company, which are charged to expense ratably over the year.
Deferred commissions—commissions paid to sales agents related to deferred point-based rentals and mini-vacations sampler program ("Sampler Packages") revenue, which are charged to advertising, sales and marketing expense as the associated revenue is recognized. Sampler Packages allow purchasers to stay at a resort property on a trial basis.
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
Unamortized exchange fees—unamortized portion of the amount paid to Interval International, Inc. ("Interval International"), which provides an external VOI exchange program, for memberships with Interval International. This balance is amortized ratably over the year.
Prepaid maintenance fees—prepaid annual maintenance fees billed by the HOAs at the resorts not managed by the Company on unsold Vacation Interests owned by the Company, which are charged to expense ratably over the year.
Prepaid rent—portion of rent paid in advance and charged to expense in accordance with lease agreements.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

Prepaid expenses and other assets, net, as of the dates presented below consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Unamortized maintenance fees	$65,017	$—
Debt issuance costs, net	18,855	20,086
Deferred commissions	15,908	13,153
Vacation Interest purchases in transit	14,423	12,495
Prepaid member benefits and affinity programs	5,757	2,497
Unamortized exchange fees	5,132	161
Prepaid insurance	4,428	2,359
Deposits and advances	4,351	4,068
Other inventory or consumables	3,515	3,028
Prepaid sales and marketing costs	1,540	815
Prepaid maintenance fees	1,341	2,501
Prepaid professional fees	1,156	2,207
Prepaid rent	771	344
Assets to be disposed (not actively marketed)	541	537
Other	5,130	4,007
Total prepaid expenses and other assets, net	$147,865	$68,258

With the exception of Vacation Interest purchases in transit and assets to be disposed (not actively marketed), prepaid expenses are expensed as the underlying assets are utilized or amortized. Debt issuance costs incurred in connection with obtaining funding for the Company have been capitalized and are being amortized over the lives of the related funding agreements as a component of interest expense using a method which approximates the effective interest method. Amortization of capitalized debt issuance costs included in interest expense was $1.2 million and $1.5 million for the three months ended March 31, 2014 and 2013, respectively. See "Note 15—Borrowings" for more detail.
Debt issuance costs, net of amortization, recorded as of March 31, 2014 were comprised of $9.8 million related to the Senior Secured Notes, $3.3 million related to the DROT 2013-2 Notes, $1.6 million related to the DROT 2013-1 Notes, $1.0 million related to the Conduit Facility, $1.0 million related to the DROT 2011 Notes, $1.0 million related to the Tempus 2013 Notes, $1.0 million related to the Revolving Credit Facility and $0.1 million related to the ILXA loans. See "Note 15—Borrowings" for definitions of, and more detail on, the Company's borrowings.
Debt issuance costs, net of amortization, recorded as of December 31, 2013 were comprised of $10.2 million related to the Senior Secured Notes, $3.6 million related to the DROT 2013-2 Notes, $1.7 million related to the DROT 2013-1 Notes, $1.3 million related to the Conduit Facility, $1.1 million related to the DROT 2011 Notes, $1.1 million related to the Tempus 2013 Notes, $1.0 million related to the Revolving Credit Facility and $0.1 million related to the ILXA loans. See "Note 15—Borrowings" for definitions of, and more detail on, the Company's borrowings.

Note 9	— Unsold Vacation Interests, Net
Unsold Vacation Interests, net as of the dates presented below consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Completed unsold Vacation Interests, net	$252,646	$251,688
Undeveloped land	28,539	28,513
Vacation Interest construction in progress	12,468	17,909
Unsold Vacation Interests, net	$293,653	$298,110

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

Activity related to unsold Vacation Interests, net, for the periods presented below consisted of the following (in thousands):

	Three Months ended March 31,
	2014	2013
Balance, beginning of period	$298,110	$315,867
Vacation Interest cost of sales	(12,902)	(17,846)
Inventory recovery activity — North America	4,338	(455)
Inventory recovery activity — Europe	272	849
Open market and bulk purchases	623	400
Accrued bulk purchases	1,810	1,467
Capitalized legal, title and trust fees	586	745
Construction in progress	382	452
Loan default recoveries, net	435	686
Effect of foreign currency translation	293	(1,952)
Other	(294)	275
Balance, end of period	$293,653	$300,488
See "Note 2—Summary of Significant Accounting Policies" set forth in the 2013 Form 10-K for discussion on unsold Vacation Interests, net.

Note 10	— Property and Equipment, Net
Property and equipment, net as of the dates presented below consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Land and improvements	$19,095	$18,606
Buildings and leasehold improvements	36,999	35,604
Furniture and office equipment	19,001	18,650
Computer software	26,617	24,488
Computer equipment	13,589	12,521
Construction in progress	184	10
Property and equipment, gross	115,485	109,879
Less accumulated depreciation	(52,450)	(49,483)
Property and equipment, net	$63,035	$60,396
Depreciation expense related to property and equipment was $3.1 million and $2.4 million for the three months ended March 31, 2014 and 2013, respectively.
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

Note 11 — Goodwill

Goodwill represents the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. The Company does not amortize goodwill, but rather evaluates goodwill for

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

potential impairment on an annual basis or at other times during the year if events or circumstances indicate that it is more likely than not that the fair value of a reporting unit, as defined in ASC 350-20, "Intangibles—Goodwill," is below the carrying amount. The balance at March 31, 2014 and December 31, 2013 represents the goodwill recorded in connection with the Island One Acquisition completed on July 24, 2013. As required in the ordinary course of business, the Company will evaluate goodwill for potential impairment by the first anniversary of the completion of the Island One Acquisition, July 24, 2014, or sooner, if events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is below the carrying amount. See "Note 2—Summary of Significant Accounting Policies" set forth in the 2013 Form 10-K for further detail on the Company's policy related to goodwill impairment testing.

Note 12 — Other Intangible Assets, Net

Other intangible assets, net as of March 31, 2014 consisted of the following (in thousands):

	Gross Carrying Cost	Accumulated Amortization	Net Book Value
Management contracts	$202,999	$(35,423)	$167,576
Member relationships and exchange clubs	56,142	(33,503)	22,639
Distributor relationships and other	4,878	(1,460)	3,418
	$264,019	$(70,386)	$193,633
Other intangible assets, net as of December 31, 2013 consisted of the following (in thousands):

	Gross Carrying Cost	Accumulated Amortization	Net Book Value
Management contracts	$202,948	$(31,905)	$171,043
Member relationships and exchange clubs	56,128	(32,090)	24,038
Distributor relationships and other	4,875	(1,324)	3,551
	$263,951	$(65,319)	$198,632
Amortization expense for management contracts is recognized on a straight-line basis over the estimated useful lives ranging from five to 25 years. Amortization expense for management contracts was $3.5 million and $2.2 million for the three months ended March 31, 2014 and 2013, respectively. Amortization expense for member relationships, member exchange clubs, distributor relationships and other is amortized over the period of time that the relationships are expected to produce cash flows. Amortization expense for member relationships, member exchange clubs, distributor relationships and other intangibles was $1.5 million and $1.6 million for the three months ended March 31, 2014 and 2013, respectively. Membership relationships and distributor relationships have estimated useful lives ranging from three to 30 years. However, the Company expects to generate significantly more cash flows during the earlier years of the relationships than the later years. Consequently, amortization expenses on these relationships decrease significantly over the lives of the relationships. See "Note 2—Summary of Significant Accounting Policies" set forth in the 2013 Form 10-K for further detail on the Company's policy related to impairment testing of the Company's intangible assets.
The estimated aggregate amortization expense for intangible assets as of March 31, 2014 is expected to be $19.1 million, $15.6 million, $14.1 million, $13.0 million and $13.0 million for the 12 months ending March 31, 2015 through 2019, respectively and $118.7 million for the remaining lives of these intangible assets.

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
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

Accrued liability related to business combinations—contingent liability associated with an earn-out clause in connection with the Aegean Blue Acquisition.
Accrued call center costs—expenses associated with the outsourced customer service call center operations.
Deposits on pending sale of assets—deposits that the Company has received in connection with the pending sales of certain assets. The sale of these assets has not been consummated due to the fact that not all consideration has been exchanged. These deposits are, therefore, accounted for using the deposit method in accordance with ASC 360.
Accrued contingent litigation liabilities—estimated settlement costs for existing litigation cases.
Accrued liabilities as of the dates presented below consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Accrued payroll and related	$25,482	$32,117
Accrued commissions	12,986	16,234
Accrued other taxes	12,608	11,589
Accrued marketing expenses	10,151	11,828
Accrued interest	7,800	19,084
Accrued exchange company fees	6,990	1,689
Accrued insurance	5,562	4,418
Accrued operating lease liabilities	3,690	3,580
Accrued liability related to business combinations	3,545	3,550
Accrued professional fees	2,925	2,100
Accrued call center costs	2,429	1,443
Deposits on pending sale of assets	1,314	1,311
Accrued contingent litigation liabilities	—	257
Other	8,988	8,235
Total accrued liabilities	$104,470	$117,435

Note 14 — Deferred Revenues
The Company records deferred revenues for payments received or billed but not earned for various activities.
Deferred Sampler Packages revenue—sold but unused trial VOIs. The Company generates revenue on sales of Sampler Packages. This revenue is recognized when the purchaser completes a stay at one of the Company’s resorts or the trial period expires, whichever is earlier. Such revenue is recorded as a reduction to Vacation Interest carrying cost in accordance with ASC 978 (with the exception of the Company’s European sampler product and a U.S. fixed-term product, which have a duration of between three and four years and, as such, are treated as Vacation Interest sales revenue).
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
Deferred revenue from an exchange company—unearned portion of a $5.0 million payment that the Company received in 2008 as consideration for granting the exclusive rights to Interval International to provide call center services and exchange services to the Company. In accordance with ASC 605-50, "Revenue Recognition — Customer Payments and Incentives," the $5.0 million is being recognized over the 10-year term of the agreements as a reduction of the costs incurred for the services provided by Interval International.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

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
Deferred revenues as of the dates presented below consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Deferred Sampler Packages revenue	$56,265	$54,010
Deferred maintenance and reserve fee revenue	30,418	12,375
Club deferred revenue	29,831	37,516
Accrued guest deposits	4,119	3,836
Deferred amenity fee revenue	1,818	—
Deferred revenue from an exchange company	1,777	1,891
Deferred management fees and allocation revenue	172	284
Other	1,147	980
Total deferred revenues	$125,547	$110,892

Note 15 — Borrowings
Senior Secured Notes. On August 23, 2013, DRC completed a tender offer to repurchase Senior Secured Notes in an aggregate principal amount of $50.6 million using proceeds from the IPO (the "Tender Offer"), as required by the Notes Indenture in the event of an IPO. Holders that validly tendered their Senior Secured Notes received $1,120 per $1,000 principal amount of Notes, plus accrued and unpaid interest to (but excluding) the date of purchase. Senior Secured Notes in an aggregate principal amount of $374.4 million remained outstanding as of March 31, 2014. The Senior Secured Notes carry an interest rate of 12.0%, mature in August 2018 and may be redeemed by DRC at any time pursuant to the terms of the Senior Secured Notes. If DRC redeems, in whole or in part, the Senior Secured Notes prior to August 2014, the redemption price will be the face value of the Senior Secured Notes plus accrued and unpaid interest and an applicable premium. If DRC redeems all or part of the Senior Secured Notes on or after August 2014, the redemption price will be 106% of the face value of the Senior Secured Notes, subject to decreases over the next two years.
Conduit Facility. On April 11, 2013, the Company entered into an amended and restated Conduit Facility agreement that extended the maturity date of the facility to April 10, 2015. That amended and restated Conduit Facility provides for a $125.0 million, 24-month facility that is annually renewable for 364-day periods at the election of the lenders, bears interest at either LIBOR or the commercial paper rate (each having a floor of 0.50%) plus 3.25%, and has a non-use fee of 0.75%. The overall advance rate on loans receivable in the portfolio is limited to 85% of the aggregate face value of the eligible loans.
Securitization Notes. On January 23, 2013, the Company completed a securitization transaction and issued the DROT Series 2013-1 Class A and B Notes with a face value of $93.6 million (the "DROT 2013-1 Notes"). The DROT 2013-1 Notes mature on January 20, 2025 and carry a weighted average interest rate of 2.0%. The net proceeds were used to pay off the $71.3 million then-outstanding principal balance under the Conduit Facility and to pay expenses incurred in connection with the issuance of the DROT 2013-1 Notes, including the funding of a reserve account required thereby.
On September 20, 2013, the Company completed a securitization transaction and issued the Diamond Resorts Tempus Owner Trust 2013 Notes with a face value of $31.0 million (the "Tempus 2013 Notes"). The Tempus 2013 Notes bear interest at a rate of 6.0% per annum and mature on December 20, 2023. The proceeds from the Tempus 2013 Notes were used to pay off in full the then-outstanding principal balances and accrued interest and fees under the Tempus Receivables Loan and Notes Payable—RFA fees (defined below).
On October 21, 2013, the Company redeemed all of the DROT 2009 Class A notes and Class B notes previously issued on October 15, 2009 as part of the 2009 securitization transaction. The aggregate redemption prices were $24.4 million and $1.8 million, respectively, and were funded using the proceeds from borrowings under the Conduit Facility.
On November 20, 2013, the Company completed another securitization transaction that was comprised of AA and A+ rated notes (the "DROT 2013-2 Notes") with a face value of $225.0 million that included a $44.7 million prefunding account. The initial proceeds of $180.3 million were used to pay off the $152.8 million then-outstanding principal balance, accrued interest

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

and fees associated with the Conduit Facility, terminate the July 2013 and August 2013 Swaps, pay certain expenses incurred in connection with the issuance of the DROT 2013-2 Notes, and fund related reserve accounts with the remaining proceeds transferred to the Company for general corporate use. As of December 31, 2013, cash in escrow and restricted cash included $23.3 million related to the prefunding account, all of which was released to the Company's unrestricted cash account in January 2014.
Quorum Facility. The Company's subsidiary, DRI Quorum 2010, LLC, entered into a Loan Sale and Servicing Agreement (the "LSSA"), dated as of April 30, 2010 (as amended and restated, the “Quorum Facility”) with Quorum Federal Credit Union ("Quorum") as purchaser. The LSSA and related documents provide for an aggregate minimum $40.0 million loan sale facility and joint marketing venture, whereby DRI Quorum may sell eligible consumer loans and in-transit loans to Quorum on a nonrecourse, permanent basis, provided that the underlying consumer obligor is a Quorum credit union member. The LSSA was amended and restated as of December 31, 2012 to increase the aggregate minimum committed amount to $80.0 million and to extend the term of the agreement to December 31, 2015; provided that Quorum may further extend the term for additional one-year periods by written notice. As of March 31, 2014, the weighted average purchase price payment was 88.0% of the obligor loan amount and the weighted average program purchase fee was 5.5%.
ILXA Receivables Loan and Inventory Loan. On August 31, 2010, the Company completed the ILX Acquisition through its wholly-owned subsidiary, ILX Acquisition, Inc. ("ILXA"). In connection with the ILX Acquisition, ILXA entered into an Inventory Loan and Security Agreement ("ILXA Inventory Loan") and a Receivables Loan and Security Agreement ("ILXA Receivables Loan") with Textron Financial Corporation. The ILXA Inventory Loan is a non-revolving credit facility in the maximum principal amount of $23.0 million at an interest rate of 7.5%. The ILXA Receivables Loan is a receivables facility with an initial principal amount of $11.9 million at an interest rate of 10.0% and is collateralized by mortgages and contracts receivable of ILXA. Both loans mature on August 31, 2015. ILXA and each of its wholly-owned subsidiaries are special-purpose subsidiaries.
Tempus Acquisition Loan and Tempus Resorts Acquisition Financing. On July 1, 2011, the Company completed the Tempus Resorts Acquisition through Mystic Dunes, LLC, a wholly-owned subsidiary of Tempus Acquisition, LLC. In order to fund the Tempus Resorts Acquisition, Tempus Acquisition, LLC entered into a Loan and Security Agreement with Guggenheim Corporate Funding, LLC, as administrative agent for the lenders, which included affiliates of, or funds or accounts managed or advised by, Guggenheim Partners Investment Management, LLC, which is an affiliate of the Guggenheim Investor, and Silver Rock Financial LLC, another investor of the Company (the “Tempus Acquisition Loan”). The Tempus Acquisition Loan was collateralized by all assets of Tempus Acquisition, LLC. The Tempus Acquisition Loan was initially in an aggregate principal amount of $41.1 million (which included a $5.5 million revolving loan) but was subsequently amended during the year ended December 31, 2012 to allow for additional borrowings. The Tempus Acquisition Loan bore interest at a rate of 18.0% and was scheduled to mature on June 30, 2015.
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
On July 1, 2011, Mystic Dunes Receivables, LLC, a subsidiary of Mystic Dunes, LLC, entered into a Loan and Security Agreement (the "Tempus Receivables Loan") with Resort Finance America, LLC ("RFA"). The Tempus Receivables Loan was a receivables credit facility in the amount of $74.5 million, collateralized by mortgages and contracts receivable acquired in the Tempus Resorts Acquisition. The Tempus Receivables Loan bore interest at a rate that was the higher of (i) one-month LIBOR plus 7.0% or (ii) 10%, adjusted monthly, and was scheduled to mature on July 1, 2015. Furthermore, the Company was obligated to pay RFA an initial defaulted timeshare loans release fee over 36 months from August 2011 through July 2014 ("Notes Payable—RFA fees"). The fee was recorded at fair value as of July 1, 2011 using a discount rate of 10.0%.
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

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

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
In order to fund the PMR Acquisition, on May 21, 2012, DPMA entered into a Loan and Security Agreement with Guggenheim Corporate Funding, LLC, as administrative agent for the lenders, which include affiliates of, or funds or accounts managed or advised by, Guggenheim Partners Investment Management, LLC, which is an affiliate of the Guggenheim Investor; Wellington Management Company, LLP, including some of the investors in the Company; and Silver Rock Financial LLC, one of the investors in the Company (the “PMR Acquisition Loan”). The PMR Acquisition Loan was collateralized by substantially all of the assets of DPMA. The PMR Acquisition Loan was initially in an aggregate principal amount of $71.3 million (consisting of a $61.3 million term loan and a $10.0 million revolving loan). The PMR Acquisition Loan bore interest at a rate of 18.0% , and was scheduled to mature on May 21, 2016.
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
Revolving Credit Facility. On September 11, 2013, the Company entered into a $25.0 million revolving credit facility with Credit Suisse AG, acting as administrative agent for a group of lenders (the “Revolving Credit Facility”). The Revolving Credit Facility provides that, subject to customary borrowing conditions, the Company may, from time to time prior to the fourth anniversary of the effective date of the Revolving Credit Facility, borrow, repay and re-borrow loans in an aggregate amount outstanding at any time not to exceed $25.0 million, and borrowings under the Revolving Credit Facility will bear interest, at the Company's option, at a variable rate equal to the sum of LIBOR plus 4.0% per annum or an adjusted base rate plus 3% per annum. The Revolving Credit Facility is subject to negative covenants generally consistent with the negative covenants applicable to the Senior Secured Notes. The repayment of borrowings and certain other obligations under the Revolving Credit Facility are secured on a pari passu basis by the collateral that secures the Senior Secured Notes. As of March 31, 2014, there was no principal balance outstanding under the Revolving Credit Facility.
Island One Borrowings. In connection with the Island One Acquisition completed on July 24, 2013, the Company assumed the loan sale agreement entered into by a subsidiary of Island One, Inc. on January 31, 2012 with Quorum that provides for an aggregate minimum $15.0 million loan sale facility (the "Island One Quorum Funding Facility"). Under the Island One Quorum Funding Facility, eligible consumer loans and in-transit loans are sold to Quorum on a non-recourse, permanent basis, provided that the underlying consumer obligor is a Quorum credit union member. The Island One Quorum Funding Facility provides for a purchase period of three years at a variable program fee of the published Wall Street Journal prime rate plus 6.0% with a floor of 8.0%. The loan purchase commitment is conditional upon certain portfolio delinquency and default performance measurements.
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

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

Furthermore, the Company assumed a conduit facility that was scheduled to mature on September 30, 2016 (the "Island One Conduit Facility") until it was paid off in full on February 11, 2014, using payments remitted by the Company's customers. The Island One Conduit Facility bore interest at a rate of 7.4% per annum, was secured by certain consumer loan portfolios and was guaranteed by Island One, Inc. The Company was required to make mandatory monthly principal payments based upon the aggregate remaining outstanding principal balance of the eligible underlying collateral.
In the Island One Acquisition, the Company also assumed a note payable in the amount of $0.7 million secured by certain real property in Orlando, Florida (the "Island One Note Payable"). The loan bore interest at 5.0% per annum and required monthly principal and interest payments, until it was repaid in full on December 31, 2013, using the Company's general corporate funds.
Notes Payable. The Company finances premiums on certain insurance policies under three unsecured notes, which are scheduled to mature in September 2014, January 2015 and January 2015, respectively, and carry an interest rate of 3.3%, 3.1% and 3.1% per annum, respectively. In addition, the Company purchased certain software licenses during the year ended December 31, 2013, with monthly interest-free payments due for the next two years, and this obligation was recorded at fair value using a discount rate of 5.7%.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

The following table presents selected information on the Company’s borrowings as of the dates presented below (dollars in thousands):

	March 31, 2014						December 31, 2013
	Principal Balance	Weighted Average Interest Rate	Maturity	Gross Amount of Mortgages and Contracts as Collateral	Borrowing / Funding Availability		Principal Balance
Senior Secured Notes	$374,440	12.0%	8/15/2018	$—	$—		$374,440
Original issue discount related to Senior Secured Notes	(6,290)			—	—		(6,548)
Revolving Credit Facility	—		9/11/2017	—	25,000		—
Notes payable-insurance policies (2)	7,058	3.2%	Various	—	—		3,130
Notes payable-other (2)	92	5.4%	Various	—	—		172
Total Corporate Indebtedness	375,300			—	25,000		371,194

ILXA Inventory Loan (1)(2)(3)	8,795	7.5%	8/31/2015	—	—		11,268
DPM Inventory Loan (1)(2)(3)	7,318	8.0%	Various	—	—		6,261
Tempus Inventory Loan (1)(2)(3)	2,135	7.5%	6/30/2016	—	—		2,308
Notes payable-other (1)(2)(3)	9	—%	11/18/2015	—	—		11
Total Non-Recourse Indebtedness other than Securitization Notes and Funding Facilities	18,257			—	—		19,848

Diamond Resorts Owner Trust Series 2013-2 (1)	190,423	2.3%	5/20/2026	195,013	—		218,235
Quorum Facility (1)	58,078	5.5%	12/31/2015	63,152	21,922	(4)	47,824
Diamond Resorts Owner Trust Series 2013-1 (1)	57,481	2.0%	1/20/2025	60,365	—		63,059
Conduit Facility (1)	29,356	3.8%	4/10/2015	32,583	95,644	(4)	—
Diamond Resorts Tempus Owner Trust 2013 (1)	26,372	6.0%	12/20/2023	30,676	—		28,950
Diamond Resorts Owner Trust Series 2011-1 (1)	22,726	4.0%	3/20/2023	23,003	—		24,792
Original issue discount related to Diamond Resorts Owner Trust Series 2011-1	(208)			—	—		(226)
ILXA Receivables Loan (1)(3)	4,526	10.0%	8/31/2015	1,969	—		4,766
Island One Quorum Funding Facility (1)	3,306	8.0%	1/30/2015	4,109	—		3,836
Island One Conduit Facility (1)	—			—	—		31
Total Securitization Notes and Funding Facilities	392,060			410,870	117,566		391,267
Total	$785,617			$410,870	$142,566		$782,309
(1) Non-recourse indebtedness
(2) Other notes payable
(3) Borrowing through special-purpose subsidiaries only
(4) Borrowing / funding availability is calculated as the difference between the maximum commitment amount and the outstanding principal balance; however, the actual availability is dependent on the amount of eligible loans that serve as the collateral for such borrowings.

Borrowing Restrictions and Limitations
All of the Company’s borrowing under the Senior Secured Notes, securitization notes, the Conduit Facility and the Revolving Credit Facility contain various restrictions and limitations that may affect the Company's business and affairs. These include, but are not limited to, restrictions and limitations relating to its ability to incur indebtedness and other obligations, to make investments and acquisitions and to pay dividends. The Company is also required to maintain certain financial ratios and comply with other financial and performance covenants. The failure of the Company to comply with any of these provisions, or to pay its obligations, could result in foreclosure by the lenders of their security interests in the Company’s assets, and could otherwise have a material adverse effect on the Company. The Company was in compliance with all of the financial covenants as of March 31, 2014.
Liquidity
Historically, the Company has depended on the availability of credit to finance the consumer loans that it provides to its customers for the purchase of their VOIs. Typically, these loans require a minimum cash down payment of 10% of the purchase

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

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

Note 16 — Income Taxes
In accordance with ASC 740-270, Accounting for Income Taxes in Interim Periods, the income tax provision for the three months ended March 31, 2014 was determined using an estimated annual effective tax rate based on estimated income before provision for income taxes for the full year ended December 31, 2014.
The income tax provision for the three months ended March 31, 2013 was determined based on pre-tax book income for the three months ended March 31, 2013, which was then adjusted for book-tax differences; however, because the Company included, prior to the Reorganization Transactions, U.S. entities not taxed at the corporate level, non-U.S. disregarded entities, differences in tax rates between the U.S. and foreign jurisdictions, valuation allowances on its foreign and domestic net operating losses and other deferred tax assets, and rate change adjustments in calculating its income tax provision, the Company's estimated effective tax rate differed significantly from the federal statutory rate of 35% for the three months ended March 31, 2013.

Note 17 — Commitments and Contingencies
Lease Agreements
The Company conducts a significant portion of its operations from leased facilities, which include regional and global administrative facilities as well as off-premise booths and tour centers at or near active sales centers. The longest of these obligations extends into 2019. Many of these agreements have renewal options, subject to adjustments for inflation. In most cases, the Company expects that in the normal course of business, such leases will be renewed or replaced by other leases. Typically, these leases call for a minimum lease payment that increases over the life of the agreement by a fixed percentage or an amount based upon the change in a designated index. All of the facilities lease agreements are classified as operating leases.
In connection with the Company's lease of an aircraft from Banc of America Leasing & Capital, LLC, Mr. Cloobeck entered into a guaranty in favor of Banc of America Leasing & Capital, LLC. Pursuant to this guaranty, Mr. Cloobeck guarantees the Company's lease payments and any related indebtedness to Banc of America Leasing & Capital, LLC. In connection with this aircraft lease, the Company paid Banc of America Leasing & Capital, LLC $0.3 million pursuant to this lease agreement for each of the three months ended March 31, 2014 and 2013. The Company did not compensate Mr. Cloobeck for providing these guaranties.
In addition, the Company leases office and other equipment under both long-term and short-term lease arrangements, which are generally classified as operating leases.
Purchase Obligations
The Company has entered into various purchase obligations relating to sales center remodeling, property amenity improvement and corporate office expansion projects. The total remaining commitment was $1.9 million as of March 31, 2014.
Long-Term Incentive Plan
During the three-months ended March 31, 2014, the Company implemented a long-term incentive plan to retain certain key management personnel (none of whom are executive officers of the Company). All amounts due under this plan are payable in the first quarter of 2016 if certain Company objectives are met and the respective participants are actively employed by the Company at such time. The Company granted a total of $3.5 million in long-term incentives under this plan, which is being expensed ratably during the two-year period ending December 31, 2015.

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

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

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
As of March 31, 2014, the only assets and liabilities of the Company measured at fair value on a recurring basis were its derivative instruments, which consisted of the March 2014 Swap. The March 2014 Swap had an aggregate fair value of $0.2 million based on valuation reports provided by counterparties and was classified as Level 3, based on the fact that the credit risk data used for the valuation is not directly observable and cannot be corroborated by observable market data. The Company’s assessment of the significant inputs to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. See "Note 3—Concentrations of Risk" for further detail on this swap agreement.
As of March 31, 2014, mortgages and contracts receivable had a balance of $411.3 million, net of allowance. The allowance for loan and contract losses against the mortgages and contracts receivable is derived using a static pool analysis to develop historical default percentages based on FICO scores to apply to the mortgage and contract population. The Company evaluates other factors such as economic conditions, industry trends and past due aging reports in order to determine the adjustments needed to true up the allowance, which adjusts the carrying value of mortgages and contracts receivable to management's best estimate of collectability. As a result of such evaluation, the Company believes that the carrying value of the mortgages and contracts receivable approximated its fair value at March 31, 2014. These financial assets were classified as Level 3 as there is little market data available.
The borrowings under the Senior Secured Notes were classified as Level 2 as of March 31, 2014 based on a quoted price of $109.6 on a restricted bond market, as they were not actively traded on the open market.
As of March 31, 2014, the Company’s DROT 2011 Notes, DROT 2013-1 Notes, the Tempus 2013 Notes and DROT 2013-2 Notes were classified as Level 2. The fair value of the DROT 2011 Notes, DROT 2013-1 Notes and DROT 2013-2 Notes, was determined with the assistance of an investment banking firm, which the Company believes approximated similar instruments in active markets. The Company believes the fair value of the Tempus 2013 Notes approximated their carrying value due to the fact that they were recently issued and, therefore measured using other significant observable inputs including the current refinancing activities.
As of March 31, 2014, the Quorum Facility, the ILXA Receivables Loan, the ILXA Inventory Loan, the Tempus Inventory Loan, the DPM Inventory Loan and the Island One Quorum Funding Facility were classified as Level 2 based on an internal analysis performed by the Company utilizing the discounted cash flow model and the quoted prices for identical or similar instruments in markets that are not active.
As of March 31, 2014, the fair value of all other debt instruments was not calculated, based on the fact that they were either due within one year or were immaterial.
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
As of December 31, 2013, the Company’s DROT 2011 Notes, DROT 2013-1 Notes, the Tempus 2013 Notes, and DROT 2013-2 Notes were classified as Level 2. The fair value of the DROT 2011 Notes, DROT 2013-1 Notes and DROT 2013-2 Notes was determined with the assistance of an investment banking firm, which the Company believes approximated similar instruments in active markets. The Company believes the fair value of the Tempus 2013 Notes approximated their carrying value due to the fact that they were recently issued and, therefore, measured using other significant observable inputs including the current refinancing activities.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

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
The carrying values and estimated fair values of the Company's financial instruments as of March 31, 2014 were as follows (in thousands):

	Carrying Value	Total Estimated Fair Value	Estimated Fair Value (Level 2)	Estimated Fair Value (Level 3)
Assets:
Mortgages and contracts receivable, net	$411,250	$411,250	$—	$411,250
Total assets	$411,250	$411,250	$—	$411,250
Liabilities:
Senior Secured Notes, net	$368,150	$410,386	$410,386	$—
Securitization notes and Funding Facilities, net	392,060	394,785	394,785	—
Notes payable	25,407	25,369	25,369	—
Total liabilities	$785,617	$830,540	$830,540	$—

The carrying values and estimated fair values of the Company's financial instruments as of December 31, 2013 were as follows (in thousands):

	Carrying Value	Total Estimated Fair Value	Estimated Fair Value (Level 2)	Estimated Fair Value (Level 3)
Assets:
Mortgages and contracts receivable, net	$405,454	$405,454	$—	$405,454
Total assets	$405,454	$405,454	$—	$405,454
Liabilities:
Senior Secured Notes, net	$367,892	$413,756	$413,756	$—
Securitization notes and Funding Facilities, net	391,267	392,317	392,317	—
Notes payable	23,150	23,095	23,095	—
Total liabilities	$782,309	$829,168	$829,168	$—

Note 19 — Stock-Based Compensation
On July 8, 2013, the board of directors of the Company approved the Diamond Resorts International, Inc. 2013 Incentive Compensation Plan (the "2013 Plan"), which authorized the issuance of non-qualified and incentive stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock, performance units, other stock-based awards and annual cash incentive awards to: (i) officers and employees of the Company or any of the Company's subsidiaries (including leased employees and co-employees with a professional employer organization), (ii) non-employee directors of the Company or (iii) a consultant or advisor to the Company or any of its subsidiaries (collectively, the “Eligible Persons”). Under the 2013 Plan, a total of 9,733,245 shares of common stock are authorized for issuance. As of March 31, 2014, 1,582,646 shares remained available for issuance under the 2013 Plan.
On July 18, 2013, the Company granted to the former holders of DRP Class B common units ("BCUs") non-qualified stock options, which were immediately vested, exercisable for an aggregate of 3,760,215 shares of common stock, at an option

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

price of $14.00 per share, in part to maintain the incentive value intended when the Company originally issued those BCUs to these individuals and to provide an incentive for such individuals to continue providing service to the Company. The grantees of these immediately vested options include Messrs. Cloobeck, Kraff, David F. Palmer (President and Chief Executive Officer of the Company), Bentley, Lanznar and two employees of the Company. Messrs. Cloobeck, Palmer, Bentley and Lanznar are not employed or compensated directly by the Company, but are rather employed or independently contracted and compensated by HM&C pursuant to the HM&C Agreement. See "Note 6—Transactions with Related Parties" for further detail on the HM&C Agreement.
On July 18, 2013, the Company also issued non-qualified stock options exercisable for an aggregate of 2,672,100 shares of common stock to certain Eligible Persons (including individuals who received the options discussed in the immediately preceding paragraph) in connection with the IPO at an option price of $14.00 per share with a service-only vesting condition. 25% of shares issuable upon the exercise of such options vested immediately on the grant date and the remaining 75% vest equally on each of the next three anniversary dates. All options issued on July 18, 2013 expire on July 18, 2023.
On November 5, 2013, the Company issued non-qualified stock options exercisable for an aggregate of 166,000 shares of common stock to Eligible Persons at an option price of $18.32 per share with a service-only vesting condition. 25% of options vested immediately on the grant date and the remaining 75% vests equally on each of the next three anniversary dates. All options issued on November 5, 2013 expire on November 5, 2023.
On February 27, 2014, the Company issued non-qualified stock options exercisable for an aggregate of 1,500,000 shares of common stock to Eligible Persons at an option price of $18.60 per share with a service-only vesting condition. 25% of options vested immediately on the grant date and the remaining 75% vests equally on each of the next three anniversary dates. All options issued on February 27, 2014 expire on February 27, 2024.
The Company accounts for its stock-based compensation issued to its employees and non-employee directors (in their capacity as such) in accordance with ASC 718, "Compensation - Stock Compensation" ("ASC 718"). For a stock-based award with service-only vesting conditions, the Company measures compensation expense at fair value on the grant date and recognizes this expense in the statement of operations and comprehensive income (loss) over the vesting period during which the employees of the Company provide service in exchange for the award. The Company accounts for stock-based compensation issued to employees and independent contractors of HM&C and Mr. Kraff (the "Non-Employees," and the stock-based compensation issued to such individuals, the "Non-Employee Grants") in accordance with ASC 505-50, "Equity-Based Payments to Non-Employees." The fair value of an equity instrument issued to Non-Employees is measured by using the stock price and other measurement assumptions as of the date at the earlier of: (i) a commitment for performance by the grantees has been reached; or (ii) the performance by the grantees is complete. Accordingly, these grants are re-measured at each balance sheet date as additional services are performed.
The Company utilizes the Black-Scholes option-pricing model to estimate the fair value of the stock options granted to its employees and Non-Employees. At March 31, 2014, the expected volatility was calculated based on the historical volatility of the stock prices for a group of identified peer companies for the expected term of the stock options on the grant date (which is significantly greater than the volatility of the S&P 500® index as a whole during the same period) due to the lack of historical stock trading prices of the Company. The average expected option life represented the period of time the stock options were expected to be outstanding at the issuance date based on management’s estimate using the simplified method prescribed under SEC Staff Accounting Bulletin Topic 14 Share-Based Payment ("SAB 14") for employee grants and contractual term for non-employee grants. The risk-free interest rate was calculated based on U.S. Treasury zero-coupon yield with a remaining term that approximated the expected option life assumed at the date of issuance. The expected annual dividend per share was 0% based on the Company’s expected dividend rate.
The following table sets forth fair value per share information, including related assumptions, used to determine compensation cost for the Company’s non-qualified stock options consistent with the requirements of ASC 718.

	For the three months ended
	March 31, 2014
	Non-Employees	Company Employees
Weighted average fair value per share	$8.9	$8.0
Expected stock price volatility	52.7%	52.8%
Expected option life (years)	6.00	6.00
Risk-free interest rate	1.7%	1.7%
Expected annual dividend yield	—%	—%

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

Stock option activity related to grants issued to the Non-Employees and employees of the Company during the three months ended March 31, 2014 was as follows:

	Non-Employees				Company Employees
	Options (In thousands)	Weighted-Average Exercise Price (Per Share)	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)	Options (In thousands)	Weighted-Average Exercise Price (Per Share)	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2014	4,458	$14.00	9.5	$19,882	2,128	$14.34	9.5	$8,776
Granted	550	18.60			950	18.60
Exercised	—	—			(17)	14.00
Forfeited	—	—			—	—
Outstanding at March 31, 2014	5,008	$14.51	9.3	$12,243	3,061	$15.66	9.5	$3,944
Exercisable at March 31, 2014	3,868	$14.16	9.3	$10,779	959	$15.33	9.4	$1,559
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been realized by the option holders had all option holders exercised their options on March 31, 2014. The intrinsic value of a stock option is the excess of the Company’s closing stock price on that date over the exercise price, multiplied by the number of shares subject to the option.
The following table summarizes the Company’s unvested stock option activity for the three months ended March 31, 2014:

	Non-Employees		Company Employees
	Options (In thousands)	Weighted-Average Exercise Price (Per Share)	Options (In thousands)	Weighted-Average Exercise Price (Per Share)
Unvested at January 1, 2014	727	$14.00	1,389	$14.39
Granted	550	18.60	950	18.60
Vested	(137)	18.60	(237)	18.60
Forfeited or expired	—	—	—	—
Unvested at March 31, 2014	1,140	$15.67	2,102	$15.82
During the year ended December 31, 2013, the Company issued restricted common stock to certain members of the board of directors of the Company, which vest equally on each of the next three anniversary dates from the grant date. The following table summarizes the Company’s unvested restricted stock activity for the three months ended March 31, 2014:

	Shares (In thousands)	Weighted-Average Exercise Price (Per Share)
Unvested at January 1, 2014	32	$14.00
Granted	—	—
Vested	—	—
Forfeited or expired	—	—
Unvested at March 31, 2014	32	$14.00

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

During the year ended December 31, 2013, the Company issued shares of common stock to the members of the board of directors of the Company (other than Messrs. Cloobeck, Palmer and Kraff), the values of which were measured at the trading prices of the Company's common stock on the issuance dates. The value of the restricted stock is being amortized on a straight-line basis over its three-year vesting period and the value of the common stock was being amortized on a straight-line basis through March 31, 2014. The following table summarizes the Company’s stock-based compensation expense for the three months ended March 31, 2014 (in thousands):

	Non-Employees Grants	Company Employees Grants	Director Common Stock and Restricted Stock Grants	Total
Stock-based compensation expense recognized	$1,624	$2,872	$200	$4,696
In accordance with SAB 14, the Company records stock-based compensation to the same line item on the statement of operations as the grantees' cash compensation. In addition, the Company records stock-based compensation to the same business segment on the statement of operations as the grantees' cash compensation for segment reporting purposes in accordance with ASC 280, "Segment Reporting."
The following table summarizes the effect of the stock-based compensation for the three months ended March 31, 2014 (in thousands):

	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total
Management and member services	$689	$—	$—	$689
Advertising, sales and marketing	—	927	—	927
Vacation interest carrying cost, net	—	96	—	96
Loan portfolio	—	157	—	157
General and Administrative	—	—	2,827	2,827
Total	$689	$1,180	$2,827	$4,696
The following table summarizes the Company’s unrecognized stock-based compensation expense as of March 31, 2014 (dollars in thousands):

	Non-Employees Grants	Company Employees Grants	Director Common Stock and Restricted Stock Grants	Total
Unrecognized stock-based compensation expense	$8,524	$13,738	$354	$22,616
Weighted-average remaining amortization period	2.6	2.5	1.1	2.5

Note 20 — Accumulated Other Comprehensive Income (Loss)
The components of other comprehensive income (loss) are as follows:

	Cumulative Translation Adjustment	Post-retirement Benefit Plan	Other	Total
Balance, December 31, 2013	$(14,171)	$(2,064)	$58	$(16,177)
Period change	385	43	(14)	414
Balance, March 31, 2014	$(13,786)	$(2,021)	$44	$(15,763)

Note 21 — Net income per share

The Company calculates net income per share in accordance with ASC Topic 260, "Earnings Per Share." Basic net income (loss) per share is calculated by dividing net income or loss for common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income per common share is calculated by dividing net income by

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

weighted-average common shares outstanding during the period plus potentially dilutive common shares, such as stock options and restricted stock.
Dilutive potential common shares are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all options and restricted stock are used to repurchase common stock at market value. The amount of shares remaining after the proceeds are exhausted represents the potentially dilutive effect of the securities.
The table below sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2014	2013
Computation of Basic Net Income Per Share:
Net income	$14,010	$2,273
Weighted average shares outstanding	75,430	54,058
Basic net income per share	$0.19	$0.04

Computation of Diluted Net Income Per Share:
Net income	$14,010	$2,273
Weighted average shares outstanding	75,430	54,058
Effect of dilutive securities:
Restricted stock (a)	9	—
Options to purchase common stock	400	—
Shares for diluted net income per share	75,839	54,058
Diluted net income per share	$0.18	$0.04
(a) Includes unvested dilutive restricted stock which are subject to future forfeitures.

Note 22 — Post-retirement Benefit Plan
In 1999, the Company entered into a collective labor agreement with the employees at its resorts in St. Maarten, where the Company currently functions as the HOA (the "Collective Labor Agreement"). The Collective Labor Agreement provides for an employee service allowance to be paid to employees upon their termination, resignation or retirement. Upon review of the Collective Labor Agreement, the Company determined that the employee service allowance should be accounted for as a defined benefit plan (the "Defined Benefit Plan") in accordance with the requirements of ASC 715, "Compensation—Retirement Benefits."
The Company’s net obligation in respect of the Defined Benefit Plan is calculated by estimating the amount of future benefit that employees have earned in the current financial period and prior periods. The recording of the Defined Benefit Plan resulted in the recognition of (i) an underfunded pension liability of $2.9 million as of March 31, 2014, (ii) service costs, interest costs and amortized prior service costs of $0.1 million for the three months ending March 31, 2014, and (iii) other comprehensive loss of $2.0 million for the accumulated benefit obligation of the Defined Benefit Plan related to the years prior to January 1, 2012. During the three months ended March 31, 2014, benefits totaling $0.1 million were paid to employees in accordance with the Defined Benefit Plan.
A summary of benefit obligations, fair value of plan assets and funded status is as follows (in thousands):

Three Months Ended March 31, 2014
Projected obligations at January 1, 2014	$2,910
Service costs	42
Interest costs	25
Benefits paid	(93)
Projected obligations at March 31, 2014	$2,884

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

At March 31, 2014, the Company had no plan assets. The benefit obligation and plan assets as of March 31, 2014 were as follows (in thousands):

March 31, 2014
Fair value of plan assets	$—
Benefit obligation	(2,884)
Unfunded obligation	$(2,884)
Weighted average assumptions used to determine net benefit cost for the three months ended March 31, 2014 were as follows:

March 31, 2014
Settlement (discount) rate	4.11%
Increase in future compensation	3.00%
Amounts recognized in accumulated other comprehensive loss at March 31, 2014 consisted of the following (in thousands):

March 31, 2014
Net loss	$224
Prior year service cost	1,797
Total amounts included in accumulated other comprehensive loss	$2,021
The accumulated benefit obligation for the Defined Benefit Plan was $2.0 million at March 31, 2014.
Components of net benefit costs for the three months ended March 31, 2014 were as follows (in thousands):

Three Months Ended March 31, 2014
Service cost	$42
Interest cost	25
Amortization of prior service costs	43
Net pension cost	$110
Other changes in plan assets and projected benefit obligations recognized in other comprehensive loss for the three months ended March 31, 2014 were as follows (in thousands):

Three Months Ended March 31, 2014
Net loss	$—
Amortization of prior service costs	(43)
Total recognized in other comprehensive loss	(43)
Net pension cost	110
Total recognized in net pension cost and other comprehensive loss	$67

Note 23 — Segment Reporting
The Company presents its results of operations in two segments: (i) Hospitality and Management Services, which includes operations related to the management of resort properties and the Collections, operations of the Clubs, operations of the properties located in St. Maarten for which the Company functions as the HOA, food and beverage venues owned and managed by the Company and the provision of other hospitality and management services and (ii) Vacation Interest Sales and Financing, which includes operations relating to the marketing and sales of Vacation Interests, as well as the consumer financing activities related to such sales. While certain line items reflected on the statement of operations and comprehensive income (loss) fall completely into one of these business segments, other line items relate to revenues or expenses that are applicable to more than one segment. For line items that are applicable to more than one segment, revenues or expenses are

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

allocated by management, which involves significant estimates. Certain expense items (principally corporate interest expense and depreciation and amortization) are not, in management’s view, allocable to either of these business segments, as they apply to the entire Company. In addition, general and administrative expenses (which exclude Hospitality and Management Services related overhead that is allocated to the HOAs and Collections) are not allocated to either of these business segments because, historically, management has not allocated these expenses for purposes of evaluating the Company’s different operational divisions. Accordingly, these expenses are presented under Corporate and Other.
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
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS BY BUSINESS SEGMENT
For the Three Months Ended March 31, 2014 and 2013
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2014				Three Months Ended March 31, 2013

	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total
Revenues:
Management and member services	$38,224	$—	$—	$38,224	$31,587	$—	$—	$31,587
Consolidated resort operations	8,723	—	—	8,723	8,620	—	—	8,620
Vacation Interest sales, net of provision of $0, $11,433, $0, $11,433, $0, $6,672, $0, and $6,672, respectively	—	105,897	—	105,897	—	91,668	—	91,668
Interest	—	15,257	417	15,674	—	12,858	397	13,255
Other	2,161	10,546	—	12,707	3,490	4,832	—	8,322
Total revenues	49,108	131,700	417	181,225	43,697	109,358	397	153,452
Costs and Expenses:
Management and member services	8,947	—	—	8,947	9,779	—	—	9,779
Consolidated resort operations	7,771	—	—	7,771	7,722	—	—	7,722
Vacation Interest cost of sales	—	12,902	—	12,902	—	17,846	—	17,846
Advertising, sales and marketing	—	60,775	—	60,775	—	50,359	—	50,359
Vacation Interest carrying cost, net	—	7,875	—	7,875	—	8,237	—	8,237
Loan portfolio	242	2,248	—	2,490	246	2,259	—	2,505
Other operating	—	5,537	—	5,537	—	368	—	368
General and administrative	—	—	24,192	24,192	—	—	22,800	22,800
Depreciation and amortization	—	—	8,061	8,061	—	—	6,254	6,254
Interest expense	—	3,369	13,246	16,615	—	4,078	20,764	24,842
Impairments and other write-offs	—	—	7	7	—	—	79	79
Gain on disposal of assets	—	—	(4)	(4)	—	—	(50)	(50)
Total costs and expenses	16,960	92,706	45,502	155,168	17,747	83,147	49,847	150,741
Income (loss) before provision for income taxes	32,148	38,994	(45,085)	26,057	25,950	26,211	(49,450)	2,711
Provision for income taxes	—	—	12,047	12,047	—	—	438	438
Net income (loss)	$32,148	$38,994	$(57,132)	$14,010	$25,950	$26,211	$(49,888)	$2,273

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

Note 24 — Condensed Consolidating Financial Statements - Guarantor and Non-guarantor
The following condensed consolidating financial statements present, on a supplemental basis, the financial position, results of operations, and statements of cash flow for (i) those subsidiaries of the Company which have been designated "Non-guarantor Subsidiaries" for purposes of the Notes Indenture; and (ii) the Company and all of its other subsidiaries. Please see Exhibit 21.1 to the 2013 Form 10-K for a list of the Company's guarantor subsidiaries as of December 31, 2013. During the three months ended March 31, 2014, Diamond Resorts HK, LLC and its subsidiaries were added to the Company's list of guarantor subsidiaries. The Company's non-guarantor subsidiaries include its European subsidiaries, special-purpose subsidiaries and a wholly-owned captive insurance entity. For purposes of the Notes Indenture, the financial position, results of operations, and statements of cash flows of the Company's non-guarantor subsidiaries are excluded from the Company’s financial results to determine whether the Company is in compliance with the financial covenants governing the Senior Secured Notes. Accordingly, management believes that the following presentation is helpful to readers of this Quarterly Report.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

CONDENSED CONSOLIDATING BALANCE SHEET March 31, 2014 (In thousands) (Unaudited)

	Diamond Resorts International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets:
Cash and cash equivalents	$—	$57,033	$18,743	$—	$75,776
Cash in escrow and restricted cash	—	48,820	28,802	—	77,622
Mortgages and contracts receivable, net of allowance of $49,002, $0, $56,588, $0 and $105,590, respectively	—	20,165	391,084	1	411,250
Due from related parties, net	246,296	95,920	41,736	(340,048)	43,904
Other receivables, net	—	29,592	11,536	—	41,128
Income tax receivable	—	—	17,788	(17,763)	25
Prepaid expenses and other assets, net	354	78,128	69,383	—	147,865
Investment in subsidiaries	82,982	9,693	—	(92,675)	—
Unsold Vacation Interests, net	—	239,046	113,607	(59,000)	293,653
Property and equipment, net	—	38,301	24,734	—	63,035
Assets held for sale	—	—	10,625	—	10,625
Goodwill	—	30,632	—	—	30,632
Other intangible assets, net	—	74,571	119,062	—	193,633
Total assets	$329,632	721,901	$847,100	$(509,485)	$1,389,148
Liabilities and Stockholders' Equity (Deficit):
Accounts payable	$—	8,337	$6,085	$—	$14,422
Due to related parties, net	—	105,147	331,513	(340,048)	96,612
Accrued liabilities	—	68,537	35,933	—	104,470
Income taxes payable	—	38	1,610	—	1,648
Deferred income taxes	—	40,032	11,395	(17,763)	33,664
Deferred revenues	—	98,715	26,832	—	125,547
Senior Secured Notes, net of unamortized original issue discount of $6,548, $0, $0, $0 and $6,548, respectively	—	368,150	—	—	368,150
Securitization notes and Funding Facilities, net of unamortized original issue discount of $0, $0, $226, $0 and $226, respectively	—	—	392,060	—	392,060
Derivative liabilities	—	—	199	—	199
Notes payable	—	7,138	18,269	—	25,407
Total liabilities	—	696,094	823,896	(357,811)	1,162,179

Stockholders' equity:
Common stock	755	—	—	—	755
Additional paid-in capital	398,377	140,065	22,159	(92,675)	467,926
Accumulated deficit	(69,500)	(94,395)	(3,055)	(58,999)	(225,949)
Accumulated other comprehensive (loss) income	—	(19,863)	4,100	—	(15,763)
Total stockholders' equity (deficit)	329,632	25,807	23,204	(151,674)	226,969
Total liabilities and stockholders' equity (deficit)	$329,632	$721,901	$847,100	$(509,485)	$1,389,148

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended March 31, 2014
(In thousands)
(Unaudited)

	Diamond Resorts International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Management and member services	$—	$31,401	$11,248	$(4,425)	$38,224
Consolidated resort operations	—	7,372	1,351	—	8,723
Vacation Interest sales, net of provision of $0, $10,734, $699, $0 and $11,433, respectively	—	91,375	14,522	—	105,897
Interest	—	(236)	15,917	(7)	15,674
Other	—	13,446	14,471	(15,210)	12,707
Total revenues	—	143,358	57,509	(19,642)	181,225
Costs and Expenses:
Management and member services	—	8,249	3,886	(3,188)	8,947
Consolidated resort operations	—	6,831	940	—	7,771
Vacation Interest cost of sales	—	9,428	3,474	—	12,902
Advertising, sales and marketing	—	52,268	9,911	(1,404)	60,775
Vacation Interest carrying cost, net	—	(461)	8,725	(389)	7,875
Loan portfolio	—	2,084	3,032	(2,626)	2,490
Other operating	—	5,432	4,487	(4,382)	5,537
General and administrative	243	17,187	6,764	(2)	24,192
Depreciation and amortization	—	3,745	4,316	—	8,061
Interest expense	—	8,498	8,124	(7)	16,615
Impairments and other write-offs	—	—	7	—	7
Gain on disposal of assets	—	32	(36)	—	(4)
Total costs and expenses	243	113,293	53,630	(11,998)	155,168
(Loss) income before provision (benefit) for income taxes	(243)	30,065	3,879	(7,644)	26,057
Provision (benefit) for income taxes	—	12,158	(111)	—	12,047
Net (loss) income	$(243)	$17,907	$3,990	$(7,644)	$14,010

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2014
(In thousands)
(Unaudited)

	Diamond Resorts International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Operating activities:
Net (loss) income	$(243)	$17,907	$3,990	$(7,644)	$14,010
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Provision for uncollectible Vacation Interest sales revenue	—	10,734	699	—	11,433
Amortization of capitalized financing costs and original issue discounts	—	732	705	—	1,437
Amortization of capitalized loan origination costs and net portfolio discounts	—	1,955	—	—	1,955
Depreciation and amortization	—	3,745	4,316	—	8,061
Stock-based compensation	—	4,696	—	—	4,696
Impairments and other write-offs	—	—	7	—	7
Loss (gain) on disposal of assets	—	32	(36)	—	(4)
Deferred income taxes	—	12,158	—	(898)	11,260
Loss on foreign currency exchange	—	—	88	—	88
Gain on mortgage repurchase	—	(1)	(48)	—	(49)
Unrealized loss on derivative instruments	—	—	199	—	199
Unrealized loss on post-retirement benefit plan	—	43	—	—	43
Changes in operating assets and liabilities excluding acquisitions:
Mortgages and contracts receivable	—	14,738	(33,853)	—	(19,115)
Due from related parties, net	(192)	17,873	3,947	(13,355)	8,273
Other receivables, net	—	9,560	4,039	—	13,599
Prepaid expenses and other assets, net	218	(39,968)	(40,897)	—	(80,647)
Unsold Vacation Interests, net	—	(7,567)	4,746	7,644	4,823
Accounts payable	—	(252)	4	—	(248)
Due to related parties, net	(19)	13,364	26,015	13,355	52,715
Accrued liabilities	—	(7,846)	(6,092)	—	(13,938)
Income taxes payable	—	(28)	(297)	898	573
Deferred revenues	—	9,794	4,703	—	14,497
Net cash (used in) provided by operating activities	$(236)	$61,669	$(27,765)	$—	$33,668

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS — Continued
For the three months ended March 31, 2014
(In thousands)
(Unaudited)

	Diamond Resorts International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Investing activities:
Property and equipment capital expenditures	$—	$(3,948)	$(1,773)	$—	$(5,721)
Net cash used in investing activities	—	(3,948)	(1,773)	—	(5,721)
Financing activities:
Changes in cash in escrow and restricted cash	—	(11,249)	25,886	—	14,637
Proceeds from issuance of securitization notes and Funding Facilities	—	—	45,909	—	45,909
Proceeds from issuance of notes payable	—	—	1,113	—	1,113
Payments on securitization notes and Funding Facilities	—	—	(45,134)	—	(45,134)
Payments on notes payable	—	(2,323)	(2,704)	—	(5,027)
Payments (refund) of debt issuance costs	—	(96)	166	—	70
Proceeds from exercise of stock options	236	—	—	—	236
Net cash provided by (used in) financing activities	236	(13,668)	25,236	—	11,804
Net increase (decrease) in cash and cash equivalents	—	44,053	(4,302)	—	39,751
Effect of changes in exchange rates on cash and cash equivalents	—	—	80	—	80
Cash and cash equivalents, beginning of period	—	12,980	22,965	—	35,945
Cash and cash equivalents, end of period	$—	$57,033	$18,743	$—	$75,776

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$19,439	$6,824	$—	$26,263
Cash paid for taxes, net of cash tax refunds	$—	$29	$189	$—	$218
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Insurance premiums financed through issuance of notes payable	$—	$6,173	$—	$—	$6,173

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

CONDENSED CONSOLIDATING BALANCE SHEET December 31, 2013 (In thousands)

	Diamond Resorts International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets:
Cash and cash equivalents	$—	$12,980	$22,965	$—	$35,945
Cash in escrow and restricted cash	—	37,571	54,660	—	92,231
Mortgages and contracts receivable, net of allowance of $0, $49,002, $56,588, $0 and $105,590, respectively	—	47,592	357,861	1	405,454
Due from related parties, net	241,608	111,595	45,631	(352,572)	46,262
Other receivables, net	—	39,152	15,436	—	54,588
Income tax receivable	—	—	16,890	(16,865)	25
Prepaid expenses and other assets, net	554	38,437	29,267	—	68,258
Investment in subsidiaries	82,982	9,675	—	(92,657)	—
Unsold Vacation Interests, net	—	231,478	117,988	(51,356)	298,110
Property and equipment, net	—	36,775	23,621	—	60,396
Assets held for sale	—	—	10,662	—	10,662
Goodwill	—	30,632	—	—	30,632
Other intangible assets, net	—	75,927	122,705	—	198,632
Total assets	$325,144	$671,814	$817,686	$(513,449)	$1,301,195
Liabilities and Stockholders' Equity (Deficit):
Accounts payable	$—	8,589	$6,040	$—	$14,629
Due to related parties, net	—	92,573	304,643	(352,572)	44,644
Accrued liabilities	—	75,620	41,815	—	117,435
Income taxes payable		66	1,003	—	1,069
Deferred Income Taxes	—	27,874	11,395	(16,865)	22,404
Deferred revenues	—	88,921	21,971	—	110,892
Senior Secured Notes, net of original issue discount of $0, $6,548, $0, $0 and $6,548, respectively	—	367,892	—	—	367,892
Securitization notes and Funding Facilities, net of original issue discount of $0, $0, $226, $0 and $226, respectively	—	—	391,267	—	391,267
Notes payable	—	3,288	19,862	—	23,150
Total liabilities	—	664,823	797,996	(369,437)	1,093,382

Stockholders' equity (deficit):
Common stock	755	—	—	—	755
Additional paid-in capital	393,646	140,056	22,149	(92,657)	463,194
Accumulated deficit	(69,257)	(112,302)	(7,045)	(51,355)	(239,959)
Accumulated other comprehensive (loss) income	—	(20,763)	4,586	—	(16,177)
Total stockholders' equity (deficit)	325,144	6,991	19,690	(144,012)	207,813
Total liabilities and stockholders' equity (deficit)	$325,144	$671,814	$817,686	$(513,449)	$1,301,195

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended March 31, 2013
(In thousands)
(Unaudited)

	Diamond Resorts International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Management and member services	$—	$26,262	$9,929	$(4,604)	$31,587
Consolidated resort operations	—	6,527	2,093	—	8,620
Vacation Interest sales, net of provision of $0, $6,381, $291, $0 and $6,672, respectively	—	77,262	14,406	—	91,668
Interest	—	(93)	13,787	(439)	13,255
Other	—	10,272	10,963	(12,913)	8,322
Total revenues	—	120,230	51,178	(17,956)	153,452
Costs and Expenses:
Management and member services	—	9,667	3,805	(3,693)	9,779
Consolidated resort operations	—	6,113	1,609	—	7,722
Vacation Interest cost of sales	—	16,653	1,193	—	17,846
Advertising, sales and marketing	—	41,962	9,291	(894)	50,359
Vacation Interest carrying cost, net	—	4,525	4,768	(1,056)	8,237
Loan portfolio	—	2,232	2,795	(2,522)	2,505
Other operating	—	884	2,083	(2,599)	368
General and administrative	1	15,650	7,149	—	22,800
Depreciation and amortization	—	2,234	4,020	—	6,254
Interest expense	—	12,815	12,466	(439)	24,842
Impairments and other write-offs	—	—	79	—	79
Loss (gain) on disposal of assets	—	1	(51)	—	(50)
Total costs and expenses	1	112,736	49,207	(11,203)	150,741
(Loss) income before provision for income taxes	(1)	7,494	1,971	(6,753)	2,711
Provision for income taxes	—	23	415	—	438
Net (loss) income	$(1)	$7,471	$1,556	$(6,753)	$2,273

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2013
(In thousands)
(Unaudited)

	Diamond Resorts International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Operating activities:
Net (loss) income	$(1)	$7,471	$1,556	$(6,753)	$2,273
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Provision for uncollectible Vacation Interest sales revenue	—	6,381	291	—	6,672
Amortization of capitalized financing costs and original issue discounts	—	654	1,220	—	1,874
Amortization of capitalized loan origination costs and net portfolio discounts	—	1,182	48	—	1,230
Depreciation and amortization	—	2,234	4,020	—	6,254
Impairments and other write-offs	—	—	79	—	79
Loss (gain) on disposal of assets	—	1	(51)	—	(50)
Loss on foreign currency exchange	—	—	61	—	61
Gain on insurance settlement	—	(2,203)	—	—	(2,203)
Changes in operating assets and liabilities excluding acquisitions:
Mortgages and contracts receivable	—	(3,450)	(12,607)	(1)	(16,058)
Due from related parties, net	981	(254)	(8,037)	9,399	2,089
Other receivables, net	—	8,959	3,234	—	12,193
Prepaid expenses and other assets, net	(980)	(30,275)	(33,234)	82	(64,407)
Unsold Vacation Interests, net	—	6,617	(158)	6,751	13,210
Accounts payable	—	(2,711)	827	—	(1,884)
Due to related parties, net	—	22,346	22,605	(9,399)	35,552
Accrued liabilities	—	(7,557)	4,585	(79)	(3,051)
Income taxes payable	—	898	191	—	1,089
Deferred revenues	—	9,900	5,515	—	15,415
Net cash provided by (used in) operating activities	—	20,193	(9,855)	—	10,338
Investing activities:
Property and equipment capital expenditures	—	(2,325)	(199)	—	(2,524)
Net cash used in investing activities	$—	$(2,325)	$(199)	$—	$(2,524)

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS — Continued
For the three months ended March 31, 2013
(In thousands)
(Unaudited)

	Diamond Resorts International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Financing activities:
Changes in cash in escrow and restricted cash	$—	$(12,114)	$(2,075)	$—	$(14,189)
Proceeds from issuance of securitization notes and Funding Facilities	—	—	127,680	—	127,680
Proceeds from issuance of notes payable	—	—	1,319	—	1,319
Payments on securitization notes and Funding Facilities	—	—	(105,151)	—	(105,151)
Payments on notes payable	—	(2,564)	(7,252)	—	(9,816)
Refunds (payments) of debt issuance costs	—	74	(2,048)	—	(1,974)
Net cash (used in) provided financing activities	—	(14,604)	12,473	—	(2,131)
Net increase in cash and cash equivalents	—	3,264	2,419	—	5,683
Effect of changes in exchange rates on cash and cash equivalents	—	—	(540)	—	(540)
Cash and cash equivalents, beginning of period	540	7,932	12,589	—	21,061
Cash and cash equivalents, end of period	$540	$11,196	$14,468	$—	$26,204

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$25,273	$7,416	$—	$32,689
(Cash refunds, net of tax payments) cash paid for taxes, net of cash tax refunds	$—	$(876)	$220	$—	$(656)

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Insurance premiums financed through issuance of notes payable	$—	$5,914	$—	$—	$5,914

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

Note 25 — Subsequent Events
The Company has evaluated all events or transactions that occurred after March 31, 2014. During this period, up to the filing date, the Company did not identify any subsequent events, the effects of which would require disclosure or adjustment to condensed consolidated balance sheets or condensed consolidated statements of operations and comprehensive income (loss).

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

This discussion contains forward-looking statements, which are covered by the "Safe Harbor for Forward-Looking Statements" provided by the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historical or current facts. We have tried to identify forward-looking statements in this discussion by using words such as “anticipates,” “estimates,” “expects,” “intends,” “plans” and “believes,” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could.” These forward-looking statements include, among others, statements relating to our anticipated new credit facility and related refinancing transactions, our future financial performance, our business prospects and strategy, anticipated financial position, liquidity and capital needs and other similar matters. These forward-looking statements are based on management's current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.
Our actual results may differ materially from those expressed in, or implied by, the forward-looking statements included in this Quarterly Report as a result of various factors, including, among others:

•	adverse trends or disruptions in economic conditions generally or in the vacation ownership, vacation rental and travel industries;

•	adverse changes to, or interruptions in, relationships with our affiliates and other third parties, including termination of our hospitality management contracts;

•	our ability to maintain an optimal inventory of vacation ownership interests ("VOI" or "Vacation Interests") for sale overall, as well as in specific multi-resort trusts (the "Collections");

•	our ability to sell, securitize or borrow against our consumer loans;

•	decreased demand from prospective purchasers of VOIs;

•	adverse events or trends in vacation destinations and regions where the resorts in our network are located;

•	changes in our senior management;

•	our ability to comply with regulations applicable to the vacation ownership industry;

•	the effects of our indebtedness and our compliance with the terms thereof;

•	our ability to successfully implement our growth strategy;

•	our ability to compete effectively;

•
the risk that our and the other parties’ entry into definitive agreements with respect to the new credit facility, and the closing of the transactions contemplated by the new credit facility and the related-refinancing transactions, may be delayed or not completed at all or that the terms thereof may change; and

•	other risks and uncertainties discussed in "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2013 (the "2013 Form 10-K").
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

Overview

We are a global leader in the hospitality and vacation ownership industry, with an ownership base of more than 524,000 owner-families, or members, and a worldwide network of 303 destinations located in 34 countries, throughout the continental United States ("U.S."), Hawaii, Canada, Mexico, the Caribbean, Central America, South America, Europe, Asia, Australia and Africa. Our resort network includes 93 resort properties with approximately 11,000 units that we manage and 206 affiliated resorts and four cruise itineraries (as of March 31, 2014), which we do not manage and do not carry our brand, but are a part of our network and are available for our members to use as vacation destinations. For financial reporting purposes, our business consists of two segments: (i) Hospitality and Management Services, which is comprised of our hospitality and management services operations, including our operations related to the management of our resort properties, the Collections and the Clubs, and (ii) Vacation Interest Sales and Financing, which is comprised of our marketing and sales of VOIs and the consumer financing of purchases of VOIs. Our Clubs include THE Club, which provides members access to all resorts in our network and offers the full range of member services, as well as other Clubs that enable their members to use their points to stay at specified resorts in our network and provide their members with a more limited offering of benefits. We refer to THE Club and other Club offerings as “the Clubs.”
We are led by an experienced management team that has delivered strong operating results through disciplined execution. Our management team has taken a number of significant steps to refine our strategic focus, build our brand recognition and streamline our operations, including (i) maximizing revenue from our hospitality and management services business, (ii) implementing a focus throughout our business on service and hospitality, and (iii) adding resorts to our network through complementary strategic acquisitions and affiliations. Management has also implemented growth strategies to increase our revenues while remaining consistent with our capital-efficient business model.
Recent Developments

We expect to enter into and close a new $470.0 million senior secured credit facility (the “New Credit Facility”) in the second quarter of 2014. The proceeds from the New Credit Facility are expected to be used to redeem the $374.4 million principal balance outstanding under the Senior Secured Notes, pay the applicable premium on the Senior Secured Notes required by the Notes Indenture of approximately $30.5 million and accrued interest on the Senior Secured Notes, and repay any outstanding indebtedness under the Revolving Credit Facility, the ILXA Inventory Loan, the Tempus Inventory Loan and the DPM Inventory Loan and for other corporate purposes. See “Liquidity and Capital Resources—Indebtedness—New Credit Facility” for a description of these transactions.
IPO and Related Transactions
On July 24, 2013, we closed the initial public offering (the "IPO") of an aggregate of 17,825,000 shares of our common stock at the IPO price of $14.00 per share. In the IPO, we sold 16,100,000 shares of our common stock and Cloobeck Diamond Parent, LLC ("CDP"), in its capacity as a selling stockholder, sold 1,725,000 shares of our common stock. The net proceeds to us were $204.3 million after deducting all offering expenses.
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
On July 24, 2013, concurrent with the closing of the IPO, we acquired all of the equity interests of Island One, Inc. and Crescent One, LLC (together, the “Island One Companies”) in exchange for 5,236,251 shares of common stock. These shares represented an aggregate purchase price of $73.3 million based on the IPO price of $14.00 per share. In this transaction, we acquired management contracts, unsold VOIs, a portfolio of consumer loans and other assets owned by the Island One Companies, adding eight additional managed resorts in Florida to our resort network and more owner-families to our ownership base (the “Island One Acquisition”). Prior to the closing of the Island One Acquisition, we had provided sales and marketing services and homeowners associations ("HOAs") management oversight services to Island One, Inc. See "Note 24—Business Combinations" of our consolidated financial statements in the 2013 Form 10-K for further detail on the Island One Acquisition.
On July 24, 2013, concurrent with the closing of the IPO, we acquired management agreements for certain resorts from Monarch Owner Services, LLC, Resort Services Group, LLC and Monarch Grand Vacations Management, LLC, each of which provided various management services to the resorts and the Collection added to our network through the PMR Acquisition (the “PMR Service Companies”), for an aggregate cash purchase price of $47.4 million (the "PMR Service Companies Acquisition"). See "Note 24—Business Combinations" of our consolidated financial statements in the 2013 Form 10-K for further detail on the PMR Service Companies Acquisition and "Our Strategic Acquisitions" below for the definition of the PMR Acquisition.

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
On September 11, 2013, we entered into the $25.0 million Revolving Credit Facility with an affiliate of Credit Suisse AG, acting as administrative agent for a group of lenders. The Revolving Credit Facility provides that, subject to customary borrowing conditions, we may, from time to time prior to the fourth anniversary of the effective date of the Revolving Credit Facility, borrow, repay and re-borrow loans in an aggregate amount outstanding at any time not to exceed $25.0 million, and borrowings under the Revolving Credit Facility bear interest, at our option, at a variable rate equal to the sum of LIBOR plus 4.0% per annum or an adjusted base rate plus 3% per annum. See "Liquidity and Capital Resources—Indebtedness—Revolving Credit Facility" for additional detail.
On September 27, 2013, we paid approximately $10.3 million to repurchase warrants to purchase shares of common stock of DRC, and, substantially concurrently therewith, we borrowed approximately $15.0 million under the Revolving Credit Facility. On October 25, 2013, we repaid in full the $15.0 million then-outstanding principal balance under the Revolving Credit Facility using the proceeds from borrowings under the Conduit Facility, as defined in "Liquidity and Capital Resources" below.

Segment Reporting
For financial reporting purposes, we present our results of operations and financial condition in two business segments. The first business segment is Hospitality and Management Services, which includes our operations related to the management of resort properties and the Collections, our operations of the Clubs, operations of the properties located in St. Maarten for which we function as the HOA, food and beverage venues that we own and manage and the provision of other hospitality and management services. The second business segment, Vacation Interest Sales and Financing, includes our operations relating to the marketing and sales of our VOIs, as well as our consumer financing activities related to such sales. While certain line items reflected on our statement of operations and comprehensive income (loss) fall completely into one of these business segments, other line items relate to revenues or expenses which are applicable to both segments. For line items that are applicable to both segments, revenues or expenses are allocated by management as described under "Item 7—Management's Discussion and Analysis of Financial Condition—Key Revenue and Expense Items" set forth in the 2013 Form 10-K, which involves significant estimates. Certain expense items (principally corporate interest expense and depreciation and amortization) are not, in management's view, allocable to either of these business segments as they apply to the entire Company. In addition, general and administrative expenses are not allocated to either of our business segments because historically management has not allocated these expenses (which excludes Hospitality and Management Services related overhead that is allocated to the HOAs and Collections) for purposes of evaluating our different operational divisions. Accordingly, these expenses are presented under Corporate and Other.
Management believes that it is impracticable to allocate specific assets and liabilities related to each business segment. In addition, management does not review balance sheets by business segment as part of its evaluation of operating segment performances. Consequently, no balance sheet segment reports have been presented.
We also operate our business in two geographic areas: North America (including the Caribbean) and Europe. Our North America operations include our managed resorts in the continental U.S., Hawaii, Mexico and the Caribbean, and our Europe operations include our managed resorts in England, Scotland, Ireland, Italy, Spain, Portugal, Austria, Malta, France and Greece.

Key Revenue and Expense Items
See "Item 7—Management's Discussion and Analysis of Financial Condition—Key Revenue and Expense Items" set forth in the 2013 Form 10-K for further detail on our Key Revenue and Expense Items.

Our Strategic Acquisitions
In addition to the Island One Acquisition and PMR Service Companies Acquisition discussed in the "Overview" section above, we have expanded our business in part through the acquisition of assets by wholly-owned special purpose subsidiaries.
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
The above transactions were effected through special-purpose subsidiaries and were structured such that we now hold the acquired assets, and have assumed certain related liabilities, through special-purpose subsidiaries. The respective lenders to each special-purpose subsidiary have recourse only to such entity and thus the specific assets that were acquired in each transaction. However, such indebtedness is included in our consolidated balance sheets. We may pursue other transactions that could use similar special-purpose entities in similar structures, and these entities may also be required to be consolidated on our financial statements.

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

Comparison of the Three Months Ended March 31, 2014 to the Three Months Ended March 31, 2013

	Three Months Ended March 31, 2014				Three Months Ended March 31, 2013
	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total
	(In thousands)
	(Unaudited)
Revenues:
Management and member services	$38,224	$—	$—	$38,224	$31,587	$—	$—	$31,587
Consolidated resort operations	8,723	—	—	8,723	8,620	—	—	8,620
Vacation Interest sales, net of provision $0, $11,433, $0, $11,433, $0, $6,672, $0 and $6,672, respectively	—	105,897	—	105,897	—	91,668	—	91,668
Interest	—	15,257	417	15,674	—	12,858	397	13,255
Other	2,161	10,546	—	12,707	3,490	4,832	—	8,322
Total revenues	49,108	131,700	417	181,225	43,697	109,358	397	153,452
Costs and Expenses:
Management and member services	8,947	—	—	8,947	9,779	—	—	9,779
Consolidated resort operations	7,771	—	—	7,771	7,722	—	—	7,722
Vacation Interest cost of sales	—	12,902	—	12,902	—	17,846	—	17,846
Advertising, sales and marketing	—	60,775	—	60,775	—	50,359	—	50,359
Vacation Interest carrying cost, net	—	7,875	—	7,875	—	8,237	—	8,237
Loan portfolio	242	2,248	—	2,490	246	2,259	—	2,505
Other operating	—	5,537	—	5,537	—	368	—	368
General and administrative	—	—	24,192	24,192	—	—	22,800	22,800
Depreciation and amortization	—	—	8,061	8,061	—	—	6,254	6,254
Interest expense	—	3,369	13,246	16,615	—	4,078	20,764	24,842
Impairments and other write-offs	—	—	7	7	—	—	79	79
Gain on disposal of assets	—	—	(4)	(4)	—	—	(50)	(50)
Total costs and expenses	16,960	92,706	45,502	155,168	17,747	83,147	49,847	150,741
Income (loss) before provision for income taxes	32,148	38,994	(45,085)	26,057	25,950	26,211	(49,450)	2,711
Provision for income taxes	—	—	12,047	12,047	—	—	438	438
Net income (loss)	$32,148	$38,994	$(57,132)	$14,010	$25,950	$26,211	$(49,888)	$2,273

Revenues
Total revenues increased $27.7 million, or 18.1%, to $181.2 million for the three months ended March 31, 2014 from $153.5 million for the three months ended March 31, 2013. Total revenues in our Hospitality and Management Services segment grew by $5.4 million, or 12.4%, to $49.1 million for the three months ended March 31, 2014 from $43.7 million for the three months ended March 31, 2013. This growth was driven by increases in management fees as a result of the inclusion of the managed resorts from the Island One and PMR Service Companies Acquisitions (both completed in July 2013), increases in operating costs at the resort level which generated higher same-store management fee revenue and increases in revenue from our Club operations. Total revenues in our Vacation Interest Sales and Financing segment increased $22.3 million, or 20.4%, to $131.7 million for the three months ended March 31, 2014 from $109.4 million for the three months ended March 31, 2013. The increase was attributable primarily to the increase in Vacation Interest sales, net, interest and other revenue. Revenue in our Corporate and Other segment was $0.4 million for each of the three months ended March 31, 2014 and March 31, 2013.
Management and Member Services. Total management and member services revenue, which is recorded in our Hospitality and Management Services segment, increased $6.6 million, or 21.0%, to $38.2 million for the three months ended March 31, 2014 from $31.6 million for the three months ended March 31, 2013. Management fees increased as a result of the inclusion of the managed resorts from the Island One Acquisition and the PMR Service Companies Acquisition (both completed in July 2013) for the three months ended March 31, 2014 and increases in operating costs at the resort level, which generated higher management fee revenue on a same-store basis from 79 cost-plus management agreements. We also experienced higher revenue from our Club operations in the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, due to higher membership count as a result of the Island One Acquisition and the PMR Service Companies Acquisition. We had a total of approximately 194,000 and 166,000 members in the Clubs as of March 31, 2014 and 2013, respectively. These increases were partially offset by the elimination of commissions earned on the fee-for-service management agreements with Island One, Inc., which were terminated in conjunction with the Island One Acquisition on July 24, 2013.
Consolidated Resort Operations. Consolidated resort operations revenue, which is recorded in our Hospitality and Management Services segment, increased $0.1 million, or 1.2%, to $8.7 million for the three months ended March 31, 2014 from $8.6 million for the three months ended March 31, 2013.
Vacation Interest Sales, Net. Vacation Interest sales, net, in our Vacation Interest Sales and Financing segment increased $14.2 million, or 15.5%, to $105.9 million for the three months ended March 31, 2014 from $91.7 million for the three months ended March 31, 2013. The increase in Vacation Interest sales, net, was attributable to a $19.0 million increase in Vacation Interest sales revenue, partially offset by a $4.7 million increase in our provision for uncollectible Vacation Interest sales revenue.
The $19.0 million increase in Vacation Interest sales revenue during the three months ended March 31, 2014 compared to the three months ended March 31, 2013 was generated by sales growth on a same-store basis from 48 sales centers due to an increase in the number of transactions and a higher average sales price per transaction, as well as the revenue contribution from our sales centers acquired in connection with the Island One Acquisition. These increases were partially offset by lower revenue as a result of the closure of three low performing off-site sales centers during the second half of 2013. Our total number of sales presentations ("tours") increased to 46,552 for the three months ended March 31, 2014 from 44,499 for the three months ended March 31, 2013, primarily due to the expansion of our lead-generation and marketing programs. We closed a total of 6,556 VOI sales transactions during the three months ended March 31, 2014, compared to 6,169 transactions during the three months ended March 31, 2013. Our closing percentage (which represents the percentage of VOI sales closed relative to the total number of tours at our sales centers during the period presented) increased slightly to 14.1% for the three months ended March 31, 2014 from 13.9% for the three months ended March 31, 2013. VOI sales price per transaction increased to $18,321 for the three months ended March 31, 2014 from $15,565 for the three months ended March 31, 2013 due principally to a change in our focus on selling larger point packages and the success of the sales and marketing initiatives implemented in association with this strategy.
Sales incentives increased $4.8 million, or 2,758.5% to $5.0 million for the three months ended March 31, 2014 from $0.2 million for the three months ended March 31, 2013. As a percentage of gross Vacation Interest sales revenue, sales incentives were 4.3% for the three months ended March 31, 2014 compared to 0.2% for the three months ended March 31, 2013. The amount we record as sales incentives in each reporting period is reduced by an estimate of the amount of such sales incentives that we do not expect customers to redeem, and, accordingly, the amount of such estimate is included in our Vacation Interest sales revenue. During the three months ended March 31, 2013, we completed the process of collecting adequate data regarding historical usage of our sales incentives provided under a program implemented in December 2011, and, as a result, the amount we recorded as sales incentives for this period was reduced, and our Vacation Interest sales revenue was increased, by $2.4 million relating to the expiration, and expected future expiration, of sales incentives we provided to customers prior to the three months ended March 31, 2013. No such reduction of sales incentives relating to prior periods was recorded for the three months ended March 31, 2014. In addition, due to the ongoing success of the program implemented in December 2011, usage of sales incentives has continued to trend upward resulting in an increase in sales incentives recorded for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013. Excluding the $2.4 million reduction in the three months ended March 31, 2013, sales incentives as a percentage of gross Vacation Interest sales revenue increased to 4.3% for the three months ended March 31, 2014 from 2.6% for the three months ended March 31, 2013.
Provision for uncollectible Vacation Interest sales revenue increased $4.7 million, or 71.4%, to $11.4 million for the three months ended March 31, 2014 from $6.7 million for the three months ended March 31, 2013, primarily due to the increase in Vacation Interest sales revenue and an increase in the percentage of financed Vacation Interest sales for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013. The allowance for mortgages and contracts receivable as a percentage of gross mortgages and contracts receivable remained consistent at 21.6% as of March 31, 2014 and March 31, 2013.
Interest Revenue. Interest revenue increased $2.4 million, or 18.2%, to $15.7 million for the three months ended March 31, 2014 from $13.3 million for the three months ended March 31, 2013. The increase was attributable to our Vacation Interest Sales and Financing segment, and was comprised of a $3.0 million increase resulting from a larger outstanding balance in the mortgages and contracts receivable portfolio, partially offset by a decrease of $0.6 million attributable to a reduction in the weighted average interest rate in the portfolio.
 Other Revenue. Other revenue increased $4.4 million, or 52.7%, to $12.7 million for the three months ended March 31, 2014 from $8.3 million for the three months ended March 31, 2013.
Other revenue in our Hospitality and Management Services segment decreased $1.3 million, or 38.1%, to $2.2 million for the three months ended March 31, 2014 from $3.5 million for the three months ended March 31, 2013. This decrease was primarily attributable to $2.2 million in insurance proceeds receivables related to settlement agreements reached with insurance carriers recorded during the three months ended March 31, 2013, which consisted of $1.7 million under an agreement related to property damage at one of our managed resorts and $0.5 million under a second agreement related to the reimbursement of defense costs incurred in connection with the Alter Ego Suit. See "Liquidity and Capital Resources—FLRX Litigation” for the definition of and further detail on the Alter Ego Suit. This decrease was partially offset by higher collection and transfer fee revenues for the three months ended March 31, 2014 compared to the three months ended March 31, 2013.
Other revenue in our Vacation Interest Sales and Financing segment increased $5.7 million, or 118.3%, to $10.5 million for the three months ended March 31, 2014 from $4.8 million for the three months ended March 31, 2013. Non-cash incentives increased $5.0 million to $4.7 million for the three months ended March 31, 2014 from a credit of $0.3 million for the three months ended March 31, 2013. The increase was primarily due to higher gross Vacation Interest sales revenue for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 and a reduction of sales incentives recorded for the three months ended March 31, 2013 resulting from the expiration, and expected future expiration, of sales incentives we provided to customers. Excluding the $2.4 million reduction in sales incentives in the three months ended March 31, 2013, non-cash incentives as a percentage of gross Vacation Interest sales revenue were 4.0% for the three months ended March 31, 2014 as compared to 2.2% for the three months ended March 31, 2013. This increase was due to the ongoing success of the sales incentive program implemented in December 2011, which usage has continued to trend upward resulting in an increase in sales incentives recorded. In addition, other revenue increased for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, due to higher closing fee revenue resulting from the increase in the number of VOI transactions closed.

Costs and Expenses
Total costs and expenses increased $4.5 million, or 2.9%, to $155.2 million for the three months ended March 31, 2014 from $150.7 million for the three months ended March 31, 2013. Total costs and expenses in the three months ended March 31, 2014 included a $4.7 million non-cash stock-based compensation charge (as discussed below).
Management and Member Services Expense. Management and member services expense, which is recorded in our Hospitality and Management Services segment, decreased $0.8 million, or 8.5%, to $9.0 million for the three months ended March 31, 2014 from $9.8 million for the three months ended March 31, 2013. The decrease was primarily attributable to the elimination of the costs incurred under the fee-for-service agreements with Island One, Inc. that terminated in conjunction with the closing of the Island One Acquisition on July 24, 2013. This decrease was partially offset by a $0.7 million stock-based compensation charge recorded for the three months ended March 31, 2014. No such stock-based compensation charge was recorded for the three months ended March 31, 2013. See "Note 19—Stock-Based Compensation" of our condensed consolidated financial statements included elsewhere in this report for additional information.
Consolidated Resort Operations Expense. Consolidated resort operations expense, which is recorded in our Hospitality and Management Services segment, increased $0.1 million, or 0.6%, to $7.8 million for the three months ended March 31, 2014 from $7.7 million for the three months ended March 31, 2013. Consolidated resort operations expense as a percentage of consolidated resort operations revenue decreased 0.5% to 89.1% for the three months ended March 31, 2014 from 89.6% for the three months ended March 31, 2013.
Vacation Interest Cost of Sales. Vacation Interest cost of sales, which is recorded in our Vacation Interest Sales and Financing segment, decreased $4.9 million to $12.9 million for the three months ended March 31, 2014 from $17.8 million for the three months ended March 31, 2013. This decrease was due to the aggregate negative $8.2 million impact from changes in estimates under the relative sales value method of (i) the inclusion of the low-cost inventory purchased in connection with the Island One Acquisition in July 2013 and (ii) a larger pool of low-cost inventory becoming eligible for recovery and capitalization pursuant to our inventory recovery agreements during the three months ended March 31, 3014, as compared to the three months ended March 31, 2013, which negative impact was partially offset by a $3.3 million increase in cost of sales related to the increase in Vacation Interest Sales revenue. Vacation Interest cost of sales as a percentage of Vacation Interest sales, net decreased to 12.2% for the three months ended March 31, 2014 from 19.5% for the three months ended March 31, 2013. See "Critical Accounting Policies and Use of Estimates—Vacation Interest Cost of Sales" set forth in the 2013 Form 10-K for further detail regarding the relative sales value method.
Advertising, Sales and Marketing. Advertising, sales and marketing costs, which is recorded in our Vacation Interest Sales and Financing segment, increased $10.4 million, or 20.7%, to $60.8 million for the three months ended March 31, 2014 from $50.4 million for the three months ended March 31, 2013. This increase was mainly attributable to the increase in Vacation Interest sales during the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, and a $0.9 million stock-based compensation charge related to stock options issued in connection with, and since, the consummation of the IPO for the three months ended March 31, 2014. No such stock-based compensation charge was recorded for the three months ended March 31, 2013. Excluding the $0.9 million stock-based compensation charge, advertising, sales and marketing costs as a percentage of Vacation Interest sales revenue were 51.0% for the three months ended March 31, 2014, compared to 51.2% for the three months ended March 31, 2013. This improvement was primarily due to improved leverage of fixed costs through increased sales efficiencies. Advertising, sales and marketing, including the non-cash stock-based compensation charge, as a percentage of Vacation Interest sales revenue was 51.8% for the three months ended March 31, 2014, compared to 51.2% for the three months ended March 31, 2013.
Vacation Interest Carrying Cost, Net. To offset our gross Vacation Interest carrying cost, we rent VOIs controlled by us to third parties on a short-term basis. We also generate revenue on sales of points-based rentals and mini-vacations ("Sampler Packages"), which allow prospective owners to stay at a resort property on a trial basis. Vacation Interest carrying cost, net, which is recorded in our Vacation Interest Sales and Financing segment, decreased $0.3 million, or 4.4%, to $7.9 million for the three months ended March 31, 2014 from $8.2 million for the three months ended March 31, 2013. This decrease was primarily due to (i) an increase in rental revenue primarily attributable to the inclusion of VOIs available for rent from the Island One Acquisition, more occupied room nights and higher average daily rates and (ii) an increase in revenue from Sampler Packages due to increases in the number of Sampler Packages sold and in the average price of Sampler Packages, which was the result of our increased focus on selling higher-priced Sampler Packages, partially offset by (iii) an increase in gross Vacation Interest carrying cost primarily attributable to additional maintenance fees expense incurred related to the inventory acquired in the Island One Acquisition and more recovered inventory pursuant to our inventory recovery agreements during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. In addition, we recorded higher operating expenses as a result of higher rental activity.
Loan Portfolio Expense. Loan portfolio expense was $2.5 million for both the three months ended March 31, 2014 and March 31, 2013.
Other Operating Expense. Other operating expense related to our Vacation Interest Sales and Financing segment increased $5.1 million, or 1,404.6%, to $5.5 million for the three months ended March 31, 2014 from $0.4 million for the three months ended March 31, 2013. Non-cash incentives increased $5.0 million to $4.7 million for the three months ended March 31, 2014 from a credit of $0.3 million for the three months ended March 31, 2013. The increase was primarily due to higher gross Vacation Interest sales revenue for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 and a reduction of sales incentives recorded for the three months ended March 31, 2013 resulting from the expiration, and expected future expiration, of sales incentives we provided to customers. Excluding the $2.4 million reduction in sales incentives recorded for the three months ended March 31, 2013, non-cash incentives as a percentage of gross Vacation Interest sales revenue were 4.0% for the three months ended March 31, 2014 as compared to 2.2% for the three months ended March 31, 2013. This increase was due to the ongoing success of the sales incentive program implemented in December 2011, which usage has continued to trend upward resulting in an increase in sales incentives recorded.
General and Administrative Expense. General and administrative expense, which is recorded under Corporate and Other, increased $1.4 million, or 6.1%, to $24.2 million for the three months ended March 31, 2014 from $22.8 million for the three months ended March 31, 2013. General and administrative expense for the three months ended March 31, 2014 included a stock-based compensation charge of $2.8 million related to stock options issued in connection with, and since, the consummation of the IPO. No such stock-based compensation charge was recorded for the three months ended March 31, 2013. Excluding the $2.8 million stock-based compensation charge, general and administrative expense decreased 6.3% for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013, primarily due to an increase in the allocation of our expenses to the HOAs and the Collections we manage, partially offset by additional general and administrative expense incurred in connection with the managed resorts acquired in the Island One Acquisition and the PMR Service Companies Acquisition. General and administrative expense, including the non-cash stock-based compensation charge, as a percentage of total revenue was 13.3% for the three months ended March 31, 2014, as compared to 14.9% for the three months ended March 31, 2013.
Depreciation and Amortization. Depreciation and amortization, which is recorded under Corporate and Other, increased $1.8 million, or 28.9%, to $8.1 million for the three months ended March 31, 2014 from $6.3 million for the three months ended March 31, 2013. This increase was primarily attributable to the addition of depreciable and amortizable assets in connection with the Island One Acquisition and the PMR Service Companies Acquisition (both completed in July 2013), information technology related projects and equipment and renovation projects at certain sales centers.
Interest Expense. Interest expense, which is recorded in Corporate and Other and the Vacation Interest Sales and Financing segment, decreased $8.2 million, or 33.1%, to $16.6 million for the three months ended March 31, 2014 from $24.8 million for the three months ended March 31, 2013. Interest expense recorded in our Corporate and Other segment decreased $7.6 million, or 36.2%, to $13.2 million for the three months ended March 31, 2014 from $20.8 million for the three months ended March 31, 2013. Cash interest and debt issuance cost amortization relating to the Senior Secured Notes was $1.6 million lower for the three months ended March 31, 2014 due to the consummation of the Tender Offer, which resulted in the repurchase of Senior Secured Notes in an aggregate principal amount of $50.6 million on August 23, 2013. See "Liquidity and Capital Resources—Indebtedness—Senior Secured Notes” for further detail on the Tender Offer. Cash and paid-in-kind interest and debt issuance cost amortization in connection with the PMR Acquisition Loan (which we entered into on May 21, 2012 and repaid in full on July 24, 2013) were $3.3 million lower due to their inclusion in the full three months ended March 31, 2013, whereas no such cash and paid-in-kind interest and debt issuance cost amortization was recorded in the three months ended March 31, 2014. Cash and paid-in-kind interest and debt issuance cost amortization in connection with the Tempus Acquisition Loan (which we entered into on July 1, 2011 and repaid in full on July 24, 2013) were $2.6 million lower due to their inclusion in the full three months ended March 31, 2013, whereas no such cash and paid-in-kind interest and debt issuance cost amortization was recorded in the three months ended March 31, 2014.
Interest expense recorded in our Vacation Interest Sales and Financing segment decreased $0.7 million, or 17.4%, to $3.4 million for the three months ended March 31, 2014 from $4.1 million for the three months ended March 31, 2013. The decrease was primarily attributable to our principal pay down of securitization notes and funding facilities bearing higher interest rates and their replacement with those bearing lower interest rates. See "Liquidity and Capital Resources—Indebtedness" for further detail on these borrowings.
Impairments and Other Write-offs. Impairments and other write-offs, which is recorded under Corporate and Other, was a de minimis amount for the three months ended March 31, 2014 and $0.1 million for the three months ended March 31, 2013.
Gain on Disposal of Assets. Gain on disposal of assets, which is recorded under Corporate and Other was a de minimis amount for the three months ended March 31, 2014 and $0.1 million for the three months ended March 31, 2013.
Income Taxes. Provision for income taxes, which is recorded under Corporate and Other, was $12.0 million for the three months ended March 31, 2014, as compared to $0.4 million for the three months ended March 31, 2013. The increase was due to (i) higher income before provision for income taxes for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, and (ii) a higher effective tax rate as a result of the exclusion of net favorable temporary book-to-tax differences from the effective tax rate computation for the three months ended March 31, 2014 in accordance with Accounting Standards Codification ("ASC") 740-270, Accounting for Income Taxes in Interim Periods. For the three months ended March 31, 2013, we had a full valuation allowance recorded against our net deferred tax assets, which mitigated the impact of any changes in the deferred portion of the provision for income taxes and resulted in a lower effective tax rate for the three months ended March 31, 2013 as compared to the three months ended March 31, 2014.

Due to current favorable tax law regarding recognition of income from Vacation Interest sales and use of federal net operating loss carry-forwards, we do not anticipate significant federal or state cash income tax liability for the year ended December 31, 2014.

Liquidity and Capital Resources
Overview
We had $75.8 million and $35.9 million in cash and cash equivalents as of March 31, 2014 and December 31, 2013, respectively. Our primary sources of liquidity have historically been cash from operations and the financings discussed below.
Historically, our business has depended on the availability of credit to finance the consumer loans we have provided to our customers for the purchase of their VOIs. Typically, these loans have required a minimum cash down payment of 10% of the purchase price at the time of sale. However, selling, marketing and administrative expenses attributable to VOI sales are primarily cash expenses and often exceed the buyer's minimum down payment requirement. Accordingly, the availability of financing facilities for the sale or pledge of these receivables to generate liquidity is a critical factor in our ability to meet our short-term and long-term cash needs. We have historically relied upon our ability to sell receivables in the securitization market in order to generate liquidity and create capacity on our conduit facilities and the Quorum Facility, as defined below (collectively, the “Funding Facilities”).
The terms of the consumer loans we seek to finance are generally longer than the Funding Facilities through which we seek to finance such loans. While the term of our consumer loans is typically ten years, the Funding Facilities typically have a term of less than three years. Although we seek to refinance conduit borrowings in the term securitization markets, we generally access the term securitization markets on an annual basis, and rely on the Funding Facilities to provide incremental liquidity between securitization transactions. Thus, we are required to refinance the Funding Facilities every one to two years in order to provide adequate liquidity for our consumer finance business.
On April 11, 2013, we entered into an amended and restated Conduit Facility agreement that extended the maturity date of the facility to April 10, 2015 (the "Conduit Facility"). The Conduit Facility provides for a $125.0 million, 24-month facility that is annually renewable for 364-day periods at the election of the lenders, bears interest at either LIBOR or the commercial paper rate (each having a floor of 0.50%) plus 3.25% and has a non-use fee of 0.75%. The overall advance rate on loans receivable in the portfolio is limited to 85% of the aggregate face value of the eligible loans.
On January 23, 2013, we completed a securitization transaction that was comprised of A+ and A rated notes with a face value of $93.6 million (the "DROT 2013-1 Notes"). The proceeds were used to pay off the $71.3 million then-outstanding principal balance, accrued interest and fees associated with the Conduit Facility and to pay certain expenses incurred in connection with the issuance of the DROT 2013-1 Notes with the remaining proceeds transferred to us for general corporate use.
On September 20, 2013, we completed another securitization transaction and issued the Diamond Resorts Tempus Owner Trust 2013 Notes with a face value of $31.0 million (the "Tempus 2013 Notes"). The notes bear interest at a rate of 6.0% per annum and mature on December 20, 2023. The proceeds from the Tempus 2013 Notes were used to pay off in full the then-outstanding principal balances and accrued interest and fees under the Tempus Receivables Loan and Notes Payable—RFA fees. See "Tempus Acquisition Loan and Tempus Resorts Acquisition Financing" below for the definitions of the Tempus Receivables Loan and Notes Payable—RFA fees.
On November 20, 2013, we completed another securitization transaction that was comprised of AA and A+ rated notes (the "DROT 2013-2 Notes") with a face value of $225.0 million that included a $44.7 million prefunding account. The initial proceeds of $180.3 million were used to pay off the $152.8 million then-outstanding principal balance, accrued interest and fees associated with the Conduit Facility, terminate the two interest rate swap agreements then in effect, pay certain expenses incurred in connection with the issuance of the DROT 2013-2 Notes, and fund related reserve accounts with the remaining proceeds transferred to us for general corporate use. As of December 31, 2013, cash in escrow and restricted cash included $23.3 million related to the prefunding account, all of which was released to our unrestricted cash account in January 2014.
Although we completed these securitization and Funding Facilities transactions, we may not be successful in completing similar transactions in the future. If we are unable to continue to participate in securitization transactions or renew and/or replace our Funding Facilities on acceptable terms, our liquidity and cash flows would be materially and adversely affected.
We require access to the capital markets in order to fund our operations and may, in the implementation of our growth strategy, become more reliant on third-party financing. There can be no assurances that any such financing will be available to allow us to implement our growth strategy and sustain and improve our results of operations. As of March 31, 2014, the maximum funding availability under the Quorum Facility and the Conduit Facility was $21.9 million and $95.6 million, respectively.
On September 11, 2013, we entered into a $25.0 million revolving credit facility with an affiliate of Credit Suisse AG, acting as administrative agent for a group of lenders (the "Revolving Credit Facility"). The Revolving Credit Facility provides that, subject to customary borrowing conditions, we may, from time to time prior to the fourth anniversary of the effective date of the Revolving Credit Facility, borrow, repay and re-borrow loans in an aggregate amount outstanding at any time not to exceed $25.0 million, and bears interest, at our option, at a variable rate equal to the sum of LIBOR plus 4.0% per annum or an adjusted base rate plus 3% per annum. The Revolving Credit Facility includes negative covenants generally consistent with the negative covenants applicable to the Senior Secured Notes. The repayment of borrowings and certain other obligations under the Revolving Credit Facility is secured on a pari passu basis by the collateral that secures the Senior Secured Notes. As of March 31, 2014, the availability under the Revolving Credit Facility was $25.0 million.
During the three months ended March 31, 2014 and 2013, we used cash of $8.3 million and $1.9 million , respectively, for acquisitions of VOI inventory pursuant to inventory recovery agreements and in open market and bulk VOI inventory purchases, for capitalized legal, title and trust fees and for the construction of VOI inventory. Of these total cash amounts, $0.4 million and $0.5 million during the three months ended March 31, 2014 and 2013, respectively, were used for the construction of VOI inventory, primarily related to construction of units at our managed properties in Mexico and Italy.
In addition, we had increases in unsold Vacation Interests, net, that did not have an impact on our working capital during the respective periods. Specifically, we capitalized $0.6 million and $0.5 million during the three months ended March 31, 2014 and 2013, respectively, related to inventory recovery agreements in the U.S., offset by an equal increase in due to related parties, net; cash will be used in future periods to settle these amounts. In addition, we transferred $0.1 million and $0.5 million during the three months ended March 31, 2014 and 2013, respectively, from due from related parties, net, to unsold Vacation Interests, net, as a result of our recovery of VOI inventory pursuant to inventory recovery arrangements in Europe; cash was used in prior periods when these amounts were recorded to due from related parties, net. Furthermore, we transferred $0.4 million and $0.7 million from mortgages and contracts receivable, net, to unsold Vacation Interests, net, during the three months ended March 31, 2014 and 2013, respectively, as a result of our recovery of underlying VOI inventory due to loan defaults.
In October 2011, the HOA of one of our managed resorts in Hawaii levied an assessment to the owner-families of that resort for water intrusion damage. The original amount of the assessment was $65.8 million but, in connection with the settlement of a class action, the assessment was reduced to $60.9 million. For deeded inventory or Collection points held by us at the time of the assessment, we owed $9.7 million of the original assessment. Our original share of the assessment was subsequently reduced by $1.2 million. This assessment is payable in annual installments over five years. In addition, pursuant to the related class action settlement, we agreed to pay any amount of assessments defaulted on by owners in return for our recovery of the related VOIs. We expect to fund any future installment payments, and payments of assessments defaulted on by owners, from operating cash flows.
Cash Flow From Operating Activities. During the three months ended March 31, 2014, net cash provided by operating activities was $33.7 million and was the result of net income of $14.0 million and non-cash revenues and expenses totaling $39.1 million, partially offset by other changes in operating assets and liabilities that resulted in a net credit of $19.5 million. The significant non-cash revenues and expenses included (i) $11.4 million in the provision for uncollectible Vacation Interest sales revenue; (ii) $11.3 million in deferred income taxes, primarily as a result of provision for income taxes recorded during the three months ended March 31, 2014; (iii) $8.1 million in depreciation and amortization; (iv) $4.7 million in stock-based compensation expense; (v) $2.0 million in amortization of capitalized loan origination costs and portfolio discounts (net of premiums); (vi) $1.4 million in amortization of capitalized financing costs and original issue discounts; (vii) $0.2 million in unrealized loss on derivative instruments and (viii) $0.1 million loss on foreign currency exchange.
During the three months ended March 31, 2013, net cash provided by operating activities was $10.3 million and was the result of net income of $2.3 million and non-cash revenues and expenses totaling $13.9 million, partially offset by other changes in operating assets and liabilities that resulted in a net credit of $5.9 million. The significant non-cash revenues and expenses included (i) $6.7 million in the provision for uncollectible Vacation Interest sales revenue, (ii) $6.3 million in depreciation and amortization, (iii) $1.9 million in amortization of capitalized financing costs and original issue discounts; (iv) $1.2 million in amortization of capitalized loan origination costs and portfolio discounts (net of premiums), (v) $0.1 million in impairments and other write-offs and (vi) $0.1 million loss on foreign currency exchange offset by (a) $2.2 million in gain from insurance settlement recognized in connection with the insurance proceeds we expected to receive related to property damage at one of our managed resorts and the Alter Ego Suit. See "Liquidity and Capital Resources—FLRX Litigation" below for the definition of and further detail on the Alter Ego Suit. and (b) $0.1 million in gain on disposal of assets.
Cash Flow From Investing Activities. During the three months ended March 31, 2014, net cash used in investing activities was $5.7 million, which was attributable to cash used to purchase property and equipment, primarily associated with information technology related projects and equipment and renovation projects at certain sales centers.
During the three months ended March 31, 2013, net cash used in investing activities was $2.5 million, which was all attributable to cash used to purchase property and equipment. A majority of the cash purchase was associated with information technology related projects and equipment.
Cash Flow From Financing Activities. During the three months ended March 31, 2014, net cash provided by financing activities was $11.8 million. Cash provided by financing activities consisted of (i) $45.9 million from the issuance of debt under our securitization notes and Funding Facilities, (ii) a $14.6 million decrease in cash in escrow and restricted cash, (iii) $1.1 million from the issuance of notes payable and (iv) $0.2 million in proceeds from the exercise of stock options. These amounts were offset by cash used in financing activities consisting of (a) $45.1 million in repayments on our securitization notes and Funding Facilities and (b) $5.0 million in repayments on notes payable.
During the three months ended March 31, 2013, net cash provided by financing activities was $2.1 million. Cash provided by financing activities consisted of (i) $127.7 million from the issuance of debt under our securitization notes and Funding Facilities and (ii) $1.3 million from the issuance of notes payable. These amounts were offset by cash used by financing activities consisting of (a) $105.2 million in repayments on our securitization notes and Funding Facilities, (b) a $14.2 million increase in cash in escrow and restricted cash, (c) $9.8 million in repayments on notes payable and (d) $2.0 million of debt issuance costs.

Indebtedness

The following table presents selected information on our borrowings as of the dates presented below (dollars in thousands):

	March 31, 2014						December 31, 2013
	Principal Balance	Weighted Average Interest Rate	Maturity	Gross Amount of Mortgages and Contracts as Collateral	Borrowing / Funding Availability		Principal Balance
Senior Secured Notes	$374,440	12.0%	8/15/2018	$—	$—		$374,440
Original issue discount related to Senior Secured Notes	(6,290)			—	—		(6,548)
Revolving Credit Facility	—		9/11/2017	—	25,000		—
Notes payable-insurance policies (2)	7,058	3.2%	Various	—	—		3,130
Notes payable-other (2)	92	5.4%	Various	—	—		172
Total Corporate Indebtedness	375,300			—	25,000		371,194

ILXA Inventory Loan (1)(2)(3)	8,795	7.5%	8/31/2015	—	—		11,268
DPM Inventory Loan (1)(2)(3)	7,318	8.0%	Various	—	—		6,261
Tempus Inventory Loan (1)(2)(3)	2,135	7.5%	6/30/2016	—	—		2,308
Notes payable-other (1)(2)(3)	9	—%	11/18/2015	—	—		11
Total Non-Recourse Indebtedness other than Securitization Notes and Funding Facilities	18,257			—	—		19,848

Diamond Resorts Owner Trust 2013-2 (1)	190,423	2.3%	5/20/2026	195,013	—		218,235
Quorum Facility (1)	58,078	5.5%	12/31/2015	63,152	21,922	(4)	47,824
Diamond Resorts Owner Trust Series 2013-1 (1)	57,481	2.0%	1/20/2025	60,365	—		63,059
Conduit Facility (1)	29,356	3.8%	4/10/2015	32,583	95,644	(4)	—
Diamond Resorts Tempus Owner Trust 2013 (1)	26,372	6.0%	12/20/2023	30,676	—		28,950
Diamond Resorts Owner Trust Series 2011-1 (1)	22,726	4.0%	3/20/2023	23,003	—		24,792
Original issue discount related to Diamond Resorts Owner Trust Series 2011-1	(208)			—	—		(226)
ILXA Receivables Loan (1)(3)	4,526	10.0%	8/31/2015	1,969	—		4,766
Island One Quorum Funding Facility (1)	3,306	8.0%	1/30/2015	4,109	—		3,836
Island One Conduit Facility (1)	—			—	—		31
Total Securitization Notes and Funding Facilities	392,060			410,870	117,566		391,267
Total	$785,617			$410,870	$142,566		$782,309

(1) Non-recourse indebtedness
(2) Other notes payable
(3) Borrowings through special-purpose subsidiaries only
(4) Borrowing / funding availability is calculated as the difference between the maximum commitment amount and the outstanding principal balance; however, the actual availability is dependent on the amount of eligible loans that serve as the collateral for such borrowings.

See "Note 15—Borrowings" to our condensed consolidated financial statements included elsewhere in this report for additional information on indebtedness incurred by us.
Senior Secured Notes. On August 23, 2013, DRC completed the Tender Offer with respect to the Senior Secured Notes as required by the Notes Indenture in the event of the IPO. Holders that validly tendered their Notes received $1,120 per $1,000 principal amount of Notes, plus accrued and unpaid interest to (but excluding) the date of purchase. Senior Secured Notes in an aggregate principal amount of $374.4 million remained outstanding as of March 31, 2014. The Senior Secured Notes carry an interest rate of 12.0%, mature in August 2018 and may be redeemed by us at any time pursuant to the terms of the Senior Secured Notes. If we redeem, in whole or in part, the Senior Secured Notes prior to August 2014, the redemption price will be the face value of the Senior Secured Notes plus accrued and unpaid interest and an applicable premium. If we redeem all or part of the Senior Secured Notes on or after August 2014, the redemption price will be 106% of the face value of the Senior Secured Notes, subject to decreases over the next two years.

The Notes Indenture contains covenants that limit our ability to: (i) incur additional indebtedness or issue certain preferred shares; (ii) create liens; (iii) pay dividends or make other equity distributions; (iv) purchase or redeem capital stock or subordinated debt; (v) make certain investments; (vi) sell assets; (vii) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and (viii) engage in transactions with affiliates. As of March 31, 2014, we were in compliance with the above covenants.
Covenants limiting our ability to incur indebtedness or liens and covenants requiring us to offer to repurchase the Senior Secured Notes are determined by reference to Adjusted EBITDA for us and our restricted subsidiaries. Our restricted subsidiaries are all of our subsidiaries other than certain subsidiaries that we have designated as unrestricted subsidiaries in accordance with the Notes Indenture. As of March 31, 2014 and December 31, 2013, our unrestricted subsidiaries included our special purpose subsidiaries formed for the purpose of acquiring assets and assuming related liabilities in connection with strategic acquisitions (including ILX Acquisition Inc. and its subsidiaries; Tempus Acquisition, LLC and its subsidiaries; DPM Acquisition, LLC and its subsidiaries; and Aegean Blue Holdings Plc and its subsidiaries), as well as FLRX Inc. ("FLRX") (which currently conducts no operations and has no material assets) and its subsidiaries. Neither we nor any of our restricted subsidiaries has assumed or guaranteed the indebtedness of any of our unrestricted subsidiaries. See “Commitments and Contingencies—FLRX Litigation” for further detail regarding FLRX and “Our Strategic Acquisitions” for a description of our use of special purpose subsidiaries.
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

We believe there will be sufficient existing cash resources and cash flow from operations to meet anticipated debt maturities and other cash requirements for the next 12 months. However, if we and our restricted subsidiaries are unable to incur additional indebtedness or liens, and we do not have sufficient cash flows from operations, we may need to curtail our sales and marketing operations or raise additional capital.
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
Corporate interest expense is added back because interest expense is a function of outstanding indebtedness, not operations, and can be dependent on a company’s capital structure, debt levels and credit ratings. Accordingly, corporate interest expense can vary greatly from company to company and across periods for the same company. However, in calculating

Adjusted EBITDA, interest expense related to lines of credit secured by the mortgages and contracts receivable generated in the normal course of selling Vacation Interests is not added back to net income (loss) because this borrowing is necessary to support our Vacation Interest sales business.
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
Vacation Interest cost of sales is excluded from our Adjusted EBITDA calculation because the method by which we are required to record Vacation Interest cost of sales pursuant to ASC 978, “Real Estate-Time-Sharing Activities" ("ASC 978"), (a method designed for companies that, unlike us, engage in significant timeshare development activity) includes various projections and estimates, which are subject to significant uncertainty. Because of the cumulative “true-up” adjustment required by this method, as discussed below, this method can cause major swings in our reported operating income.
Pursuant to ASC 978, if we review our projections and determine that our estimated Vacation Interest cost of sales was higher (or lower) than our actual Vacation Interest cost of sales for the prior life of the project (which, for us, goes back to our acquisition of Sunterra Corporation in 2007), we apply the higher (or lower) Vacation Interest cost of sales retroactively. In such a case, our Vacation Interest cost of sales for the current period will be increased (or reduced) by the entire aggregate amount by which we underestimated (or overestimated) Vacation Interest cost of sales over such period (reflecting a cumulative adjustment extending back to the beginning of the current period). For additional information regarding how we record Vacation Interest cost of sales, see “Critical Accounting Policies and Use of Estimates—Vacation Interest Cost of Sales” set forth in the 2013 Form 10-K for further detail.
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
In addition to covenants contained in the Notes Indenture, financial covenants governing the Conduit Facility and the Revolving Credit Facility are, and we expect that covenants governing the New Credit Facility will be, determined by reference to measures calculated in a manner similar to the calculation of Adjusted EBITDA. In addition, Adjusted EBITDA is not only used for purposes of determining compliance with covenants in our debt-related agreements, but our management also uses our consolidated Adjusted EBITDA: (i) for planning purposes, including the preparation of our annual operating budget; (ii) to allocate resources to enhance the financial performance of our business; (iii) to evaluate the effectiveness of our business strategies and (iv) as a factor for determining compensation for certain personnel.
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
The following tables present Adjusted EBITDA for us and our restricted subsidiaries, as calculated in accordance with, and for purposes of covenants contained in, the Notes Indenture, reconciled to each of (1) our net cash provided by operating activities and (2) our net income (loss). The tables below present this reconciliation on an actual basis for the three months ended March 31, 2014 and 2013 and for the 12 months ended March 31, 2014 ("LTM"). LTM is calculated by adding the applicable financial data for the three months ended March 31, 2014 to the corresponding amount for the year ended December 31, 2013, and then subtracting the corresponding amount for the three months ended March 31, 2013. LTM Adjusted EBITDA is presented because, as discussed above, the covenants in the Notes Indenture restricting the incurrence of indebtedness and liens are based upon Adjusted EBITDA for us and our restricted subsidiaries for the four most recently ended fiscal quarters.

	Three Months Ended March 31,
	2014	2013	LTM
	(In thousands)
Net cash provided by operating activities	$33,668	10,338	$17,921
Provision for income taxes	12,047	438	17,386
Provision for uncollectible Vacation Interest sales revenue(a)	(11,433)	(6,672)	(49,431)
Amortization of capitalized financing costs and original issue discounts(a)	(1,437)	(1,874)	(6,642)
Non cash expense related to Alter Ego Suit(a)	—	—	(5,508)
Deferred income taxes(b)	(11,260)	—	(14,524)
Cash portion of loss on extinguishment of debt	—	—	8,102
Loss on foreign currency(c)	(88)	(61)	(272)
Gain on mortgage purchase(a)	49	—	160
Unrealized loss on derivative instruments(d)	(199)	—	(199)
Unrealized loss on post-retirement benefit plan(e)	(43)	—	(930)
Cash to be received (cash received) on insurance settlements(f)	—	2,203	(2,203)
Corporate interest expense(g)	13,246	20,764	64,697
Change in operating assets and liabilities excluding acquisitions(h)	19,468	5,852	157,943
Vacation Interest cost of sales(i)	12,902	17,846	51,751
Adjusted EBITDA - Consolidated	66,920	48,834	238,251
Less: Adjusted EBITDA - Unrestricted Subsidiaries(j)	7,433	7,974	29,697
Plus: Intercompany elimination(k)	7,611	6,751	29,955
Adjusted EBITDA - Diamond Resorts Parent, LLC and Restricted Subsidiaries	$67,098	47,611	$238,509

(a)	Represents non-cash charge or gain.

(b)
For the three months ended March 31, 2014, represents the deferred income tax liability as a result of the provision for income taxes recorded for such period. For LTM, represents the deferred income tax liability as a result of the provision for income taxes recorded for the three months ended March 31, 2014 and the difference between the treatment for financial reporting purposes as compared to income tax return purposes, primarily related to the Island One Acquisition and the PMR Service Companies Acquisition, each completed on July 24, 2013.

(c)
Represents net realized losses on foreign exchange transactions settled at unfavorable exchange rates and unrealized net losses resulting from the devaluation of foreign currency-denominated assets and liabilities.

(d)	Represents the effects of the changes in mark-to-market valuations of derivative liabilities.

(e)	Represents unrealized loss on our post-retirement benefit plan related to a collective labor agreement entered into with the employees of our two resorts in St. Maarten.

(f)	Represents insurance settlements receivables recorded (received in cash) in connection with property damage claims and reimbursement of defense costs related to litigation.

(g)	Represents corporate interest expense; does not include interest expense related to non-recourse indebtedness incurred by our special-purpose subsidiaries that is secured by our VOI consumer loans.

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
(k)    Represents the elimination of revenues and expenses related to agreements entered into between our restricted and unrestricted subsidiaries. The significant agreements include agreements for sales and marketing, resort management, reservation services and portfolio management, whereby certain restricted subsidiaries operate these functions on behalf of the unrestricted subsidiaries for a fee. In addition to these service agreements, we have also entered into intercompany sales agreements, whereby certain restricted subsidiaries purchase unsold Vacation Interests from unrestricted subsidiaries.

	Three Months Ended March 31,
	2014	2013	LTM
	(In thousands)
Net income	$14,010	$2,273	$9,212
Plus: Corporate interest expense(a)	13,246	20,764	64,697
Provision for income taxes	12,047	438	17,386
Depreciation and amortization(b)	8,061	6,254	29,992
Vacation Interest cost of sales(c)	12,902	17,846	51,751
Loss on extinguishment of debt(c)	—	—	15,604
Impairments and other non-cash write-offs(b)	7	79	1,515
Gain on the disposal of assets(b)	(4)	(50)	(936)
Gain on bargain purchase from business combinations(d)	—	—	(2,879)
Amortization of loan origination costs(b)	2,064	1,182	6,301
Amortization of net portfolio (discounts) premium(b)	(109)	48	379
Stock-based compensation(e)	4,696	—	45,229
Adjusted EBITDA - Consolidated	66,920	48,834	238,251
Less: Adjusted EBITDA - Unrestricted Subsidiaries(f)	7,433	7,974	29,697
Plus: Adjusted EBITDA - Intercompany elimination(g)	7,611	6,751	29,955
Adjusted EBITDA - Diamond Resorts Parent, LLC and Restricted Subsidiaries	$67,098	$47,611	$238,509

(a)	Corporate interest expense does not include interest expense related to non-recourse indebtedness incurred by our special-purpose vehicles that is secured by our VOI consumer loans.

(b)	These items represent non-cash charges/gains.

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

(d)	Represents the amount by which the fair value of the assets acquired net of the liabilities assumed in the PMR Service Companies Acquisition exceeded the purchase price.

(e)	Represents the non-cash charge related to stock-based compensation expense due to stock options issued in connection with, and since, the consummation of the IPO.

(f)	Represents the Adjusted EBITDA of unrestricted subsidiaries as defined in, and calculated in accordance with, the Notes Indenture.

(g)
Represents the elimination of revenues and expenses related to agreements entered into between our restricted and unrestricted subsidiaries. The significant agreements include agreements for sales and marketing, resort management, reservation services and portfolio management, whereby certain restricted subsidiaries operate these functions on behalf of the unrestricted subsidiaries for a fee. In addition to these service agreements, we have also entered into intercompany sales agreements, whereby certain restricted subsidiaries purchase unsold Vacation Interests from unrestricted subsidiaries.
Conduit Facility. On April 11, 2013, we entered into an amended and restated Conduit Facility agreement that extended the maturity date of the facility to April 10, 2015. That amended and restated Conduit Facility provides for a $125.0 million, 24-month facility that is annually renewable for 364-day periods at the election of the lenders, bears interest at either LIBOR or the commercial paper rate (each having a floor of 0.50%) plus 3.25% and has a non-use fee of 0.75%. The overall advance rate on loans receivable in the portfolio is limited to 85% of the aggregate face value of the eligible loans.
During the year ended December 31, 2013, we entered into two interest rate swap agreements, both of which were terminated on November 20, 2013 concurrent with the paydown of the Conduit Facility.
On March 20, 2014, as required by the Conduit Facility, we entered into an interest rate swap agreement with a notional amount of $20.0 million (the "March 2014 Swap") that is scheduled to mature on March 20, 2024, to manage our exposure to fluctuation in interest rates. We pay interest at a fixed rate of 2.65% based on a floating notional amount according to a pre-determined amortization schedule and receive interest based on one-month floating LIBOR. See "Note 3—Concentrations of Risk" to our condensed consolidated financial statements included elsewhere in this report for further detail on these swap agreements.
The Conduit Facility is subject to covenants including the maintenance of specific financial ratios. The financial ratio covenants consist of a minimum consolidated interest coverage ratio of at least 1.5 to 1.0 as of the measurement date and a maximum consolidated leverage ratio not to exceed 5.0 to 1.0 on each measurement date. The consolidated interest coverage ratio is calculated by dividing Consolidated EBITDA (as defined in the credit agreement) by Consolidated Interest Expense (as defined in the credit agreement); both are measured on a trailing 12-month basis preceding the measurement date. As of March 31, 2014, our interest coverage ratio was 5.07x. The consolidated leverage ratio is calculated by dividing Total Funded Debt (as defined in the credit agreement) minus unrestricted cash and cash equivalents as of the measurement date by Consolidated EBITDA as measured on a trailing 12-month basis preceding the measurement date. As of March 31, 2014, our consolidated leverage ratio was 1.32x. Covenants in the Conduit Facility also include a minimum liquidity requirement. The total liquidity covenant stipulates that our aggregate unrestricted cash and cash equivalents as of the measurement date must exceed $10.0 million through the Commitment Expiration Date. As of March 31, 2014, our unrestricted cash and cash equivalents under the non-special-purpose subsidiaries was $69.6 million, which was $59.6 million higher than the minimum requirement. As of March 31, 2014, we were in compliance with all of these covenants.
Securitization Notes. On April 27, 2011, we issued the DROT 2011 Notes with a face value of $64.5 million (the "DROT 2011 Notes"). The DROT 2011 Notes mature on March 20, 2023 and carry an interest rate of 4.0%. The net proceeds were used to pay off in full the $36.4 million then-outstanding principal balance under our Conduit Facility, to pay down approximately $7.0 million of the Quorum Facility, to pay requisite accrued interest and fees associated with both facilities, and to pay certain expenses incurred in connection with the issuance of the DROT 2011 Notes, including the funding of a reserve account required thereby.
On January 23, 2013, we issued the DROT 2013-1 Notes with a face value of $93.6 million. The DROT 2013-1 Notes mature on January 20, 2025 and carry a weighted average interest rate of 2.0%. The net proceeds were used to pay off the $71.3 million then-outstanding principal balance under our Conduit Facility and to pay expenses incurred in connection with the issuance of the DROT 2013-1 Notes, including the funding of a reserve account required thereby.
On September 20, 2013, we issued the Tempus 2013 Notes with a face value of $31.0 million. The Tempus 2013 Notes bear interest at a rate of 6.0% per annum and mature on December 20, 2023. The proceeds from the Tempus 2013 Notes were used to pay off in full the then-outstanding principal balances and accrued interest and fees under the Tempus Receivables Loan and Notes Payable—RFA fees.
On October 21, 2013, we redeemed all of the DROT 2009 Class A notes and Class B notes at aggregate redemption prices of $24.4 million and $1.8 million, respectively, using the proceeds from borrowings under the Conduit Facility. The DROT 2009 Class A notes and Class B notes were originally issued on October 15, 2009 with an initial face value of $169.2 million.
On November 20, 2013, we issued DROT 2013-2 Notes with a face value of $225.0 million that included a $44.7 million prefunding account. The initial proceeds of $180.3 million were used to pay off the $152.8 million then-outstanding principal balance, accrued interest and fees associated with the Conduit Facility, terminate the two interest rate swap agreements then in effect, pay certain expenses incurred in connection with the issuance of the DROT 2013-2 Notes, and fund related reserve accounts with the remaining proceeds transferred to us for general corporate use. As of December 31, 2013, cash in escrow and restricted cash included $23.3 million related to the prefunding account, all of which was released to our unrestricted cash account in January 2014.

Quorum Facility. Our subsidiary, DRI Quorum 2010, LLC (“DRI Quorum”), entered into a Loan Sale and Servicing Agreement (the “LSSA"), dated as of April 30, 2010 (as amended and restated, the "Quorum Facility") with Quorum Federal Credit Union ("Quorum") as purchaser. The LSSA and related documents provide for an aggregate minimum $40.0 million loan sale facility and joint marketing venture, whereby DRI Quorum may sell eligible consumer loans and in-transit loans to Quorum on a nonrecourse, permanent basis, provided that the underlying consumer obligor is a Quorum credit union member. The LSSA was amended and restated as of December 31, 2012 to increase the aggregate minimum committed amount of the Quorum Facility to $80.0 million and to extend the term of the agreement to December 31, 2015; provided that Quorum may further extend the term for additional one-year periods by written notice. Through March 31, 2014, the weighted average purchase price payment was 88.0% of the obligor loan amount and the weighted average program purchase fee was 5.5%.
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
Tempus Acquisition Loan and Tempus Resorts Acquisition Financing. On July 1, 2011, we completed the Tempus Resorts Acquisition through Mystic Dunes, LLC, a wholly-owned subsidiary of Tempus Acquisition, LLC. In order to fund the Tempus Resorts Acquisition, Tempus Acquisition, LLC entered into a Loan and Security Agreement with Guggenheim Corporate Funding, LLC, as administrative agent for the lenders, which included affiliates of, or funds or accounts managed or advised by, Guggenheim Partners Investment Management, LLC, which is an affiliate of DRP Holdco, LLC (the "Guggenheim Investor"), and Silver Rock Financial LLC, another investor of ours (the “Tempus Acquisition Loan”). The Tempus Acquisition Loan was collateralized by all assets of Tempus Acquisition, LLC. The Tempus Acquisition Loan was initially in an aggregate principal amount of $41.1 million (which included a $5.5 million revolving loan) but was subsequently amended during the year ended December 31, 2012 to allow for additional borrowings. The Tempus Acquisition Loan bore interest at a rate of 18.0% and was scheduled to mature on June 30, 2015.
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
On July 1, 2011, Mystic Dunes Receivables, LLC, a subsidiary of Mystic Dunes, LLC, entered into a Loan and Security Agreement (the "Tempus Receivables Loan") with Resort Finance America, LLC ("RFA"). The Tempus Receivables Loan was a receivables credit facility in the amount of $74.5 million, collateralized by mortgages and contracts receivable acquired in the Tempus Resorts Acquisition. The Tempus Receivables Loan bore interest at a rate that was the higher of (i) one-month LIBOR plus 7.0% or (ii) 10%, adjusted monthly, and was scheduled to mature on July 1, 2015. Furthermore, we were obligated to pay RFA an initial defaulted timeshare loans release fee over 36 months from August 2011 through July 2014 ("Notes Payable—RFA fees"). The fee was recorded at fair value as of July 1, 2011, using a discount rate of 10%.
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
PMR Acquisition Loan and Inventory Loan. On May 21, 2012, DPM Acquisition, LLC and subsidiaries (collectively, "DPMA") completed the PMR Acquisition whereby it acquired assets pursuant to an Asset Purchase Agreement, among DPMA and Pacific Monarch Resorts, Inc., Vacation Interval Realty, Inc., Vacation Marketing Group, Inc., MGV Cabo, LLC, Desarrollo Cabo Azul, S. de R.L. de C.V., and Operadora MGVM S. de R.L. de C.V. Pursuant to the Asset Purchase

Agreement, DPMA acquired certain resort management agreements, unsold VOIs and the rights to recover and resell such interests, a portion of the seller's consumer loans portfolio and certain real property and other assets for approximately $51.6 million in cash, plus the assumption of specified liabilities related to the acquired assets.
In order to fund the PMR Acquisition, on May 21, 2012, DPMA entered into a Loan and Security Agreement with Guggenheim Corporate Funding, LLC, as administrative agent for the lenders, which included affiliates of, or funds or accounts managed or advised by, Guggenheim Partners Investment Management, LLC, which is an affiliate of the Guggenheim Investor, Wellington Management Company, LLP, one of our investors, and Silver Rock Financial LLC, another one of our investors (the "PMR Acquisition Loan"). The PMR Acquisition Loan was collateralized by substantially all of the assets of DPMA. The PMR Acquisition Loan was initially in an aggregate principal amount of $71.3 million (consisting of a $61.3 million term loan and a $10.0 million revolving loan). The PMR Acquisition Loan bore interest at a rate of 18.0% and was scheduled to mature on May 21, 2016.
On July 24, 2013, we repaid all outstanding indebtedness under the PMR Acquisition Loan in the amount of $58.3 million, along with $0.8 million in accrued interest and $3.1 million in exit fees and other fees, using proceeds from the IPO.
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
Revolving Credit Facility. On September 11, 2013, we entered into the $25.0 million Revolving Credit Facility. The Revolving Credit Facility provides that, subject to customary borrowing conditions, we may, from time to time prior to the fourth anniversary of the effective date of the Revolving Credit Facility, borrow, repay and re-borrow loans in an aggregate amount outstanding at any time not to exceed $25.0 million. Borrowings under the Revolving Credit Facility bear interest, at our option, at a variable rate equal to the sum of LIBOR plus 4.0% per annum or an adjusted base rate plus 3% per annum. The Revolving Credit Facility is subject to negative covenants generally consistent with the negative covenants applicable to the Senior Secured Notes. The repayment of borrowings and certain other obligations under the Revolving Credit Facility is secured on a pari passu basis by the collateral that secures the Senior Secured Notes. As of March 31, 2014, there was no principal balance outstanding under the Revolving Credit Facility.
Island One Borrowings. In connection with the Island One Acquisition completed on July 24, 2013, we assumed the loan sale agreement entered into by a subsidiary of Island One, Inc. on January 31, 2012 with Quorum that provides for an aggregate minimum $15.0 million loan sale facility (the "Island One Quorum Funding Facility"). Under the Island One Quorum Funding Facility, eligible consumer loans and in-transit loans are sold to Quorum on a non-recourse, permanent basis, provided that the underlying consumer obligor is a Quorum credit union member. The Island One Quorum Funding Facility provides for a purchase period of three years at a variable program fee of the published Wall Street Journal prime rate plus 6.0%, with a floor of 8.0%. The loan purchase commitment is conditional upon certain portfolio delinquency and default performance measurements.
In addition, in the Island One Acquisition, we assumed a mortgage-backed loan (the "Island One Receivables Loan") that bore interest at the published Wall Street Journal prime rate plus 5.5%, with a floor of 7.0%. The Island One Receivables Loan was scheduled to mature on May 27, 2016 and was collateralized by certain consumer loan portfolios. The advance rates on loans receivable in the portfolio were limited to 70.0% to 90.0% of the face value of the eligible loans depending upon the credit quality of the underlying mortgages. The Island One Receivables Loan was subject to certain financial covenants, including a minimum tangible net worth and a maximum debt to tangible net worth ratio. On October 28, 2013, we paid off in full the then-outstanding principal balance under the Island One Receivables Loan in an amount equal to $4.1 million using our general corporate funds.
Furthermore, in the Island One Acquisition, we assumed a conduit facility that was scheduled to mature on September 30, 2016 (the "Island One Conduit Facility") until it was paid off in full on February 11, 2014 using payments remitted by our customers. The Island One Conduit Facility bore interest rate at a rate of 7.4% per annum and was secured by certain consumer loan portfolios and guaranteed by Island One, Inc. We were required to make mandatory monthly principal payments based upon the aggregate remaining outstanding principal balance of the eligible underlying collateral.
In the Island One Acquisition, we also assumed a note payable in the amount of $0.7 million secured by certain real property in Orlando, Florida (the "Island One Note Payable"). The loan bore interest at 5.0% per annum and required monthly principal and interest payments, until it was repaid in full on December 31, 2013 using our general corporate funds.
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
New Credit Facility. In the second quarter of 2014, we expect to enter into and close the New Credit Facility, which will include a $445.0 million term loan with a term of seven years and a $25.0 million revolving line of credit with a term of five years. Other significant terms of the New Credit Facility are expected to include: (i) a variable interest rate, at our option, equal to LIBOR plus 450 basis points, with a one percent LIBOR floor applicable only to the term loan portion of the New Credit Facility, or an alternate base rate plus 350 basis points; (ii) one percent minimum annual amortization due in quarterly payments of $1.1 million, a 50% excess cash flow sweep beginning in the second quarter of 2015 (for 2015, relating only to the cash generated for the period from July 1, 2014 through December 31, 2014 and, thereafter, based on annual results), stepping down to a 25% excess cash flow sweep when the secured leverage ratio based on Adjusted EBITDA is greater than 1:1, but equal to or less than 1.5:1, and no excess cash flow sweep if the secured leverage ratio is less than or equal to 1:1; (iii) a soft call provision of 1.01 for the first 12 months of the New Credit Facility; (iv) no ongoing maintenance financial covenants for the term loan, and a financial covenant calculation required on the revolving line of credit if outstanding loans under the revolving line of credit exceed 25% of the commitment amount at the end of any quarter; (v) an incremental $150.0 million facility available for borrowing, plus additional amounts greater than $150.0 million, subject to certain required leverage ratios; and (vi) our ability to make restricted payments, including the payment of dividends or share repurchases, up to $25.0 million plus the portion of cash flow that is not used to amortize debt pursuant to the excess cash flow provision described above.
The proceeds from the New Credit Facility are expected to be used to redeem the $374.4 million principal balance outstanding under the Senior Secured Notes, pay the applicable premium on the Senior Secured Notes required by the Notes Indenture of approximately $30.5 million and accrued interest on the Senior Secured Notes, and repay any outstanding indebtedness under the Revolving Credit Facility, the ILXA Inventory Loan, the Tempus Inventory Loan and the DPM Inventory Loan and for other corporate purposes.
Notes Payable. We finance premiums on certain insurance policies under three unsecured notes, which are scheduled to mature in September 2014, January 2015 and January 2015, respectively, and carry an interest rate of 3.3%, 3.1% and 3.1% per annum, respectively. In addition, we purchased certain software licenses during the year ended December 31, 2012, with monthly interest-free payments due for the next two years, and this obligation was recorded at fair value using a discount rate of 5.7%.
Future Capital Requirements. Over the next 12 months, we expect that our cash flows from operations and the borrowings under the Funding Facilities will be available to cover the interest payments due under our indebtedness and fund our operating expenses and other obligations.
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
Deferred Taxes. As of December 31, 2013, we had available approximately $335.9 million of unused federal net operating loss carry-forwards, $331.9 million of unused state net operating loss carry-forwards, and $128.8 million of foreign net operating loss carry-forwards with expiration dates from 2017 through 2033 (except for certain foreign net operating loss carry-forwards that do not expire) that may be applied against future taxable income, subject to certain limitations.
As a result of the IPO and the resulting change in ownership, our federal net operating losses will be limited under Internal Revenue Code Section 382 to $42.6 million in 2014 and an additional $29.5 million that becomes available each subsequent year. State net operating loss carry-forwards are also available for use subject to similar limitations in many cases. We do not anticipate significant federal or state cash income tax liabilities for the year ended December 31, 2014.
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
Off-Balance Sheet Arrangements. As of March 31, 2014, we did not have any off-balance sheet arrangements (as defined in Item 303(a)(4) of Regulation S-K).
Contractual Obligations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations" in the 2013 Form 10-K for a summary of our contractual obligations as of December 31, 2013. As of March 31, 2014, there were no material changes outside the ordinary course of our business in contractual obligations since December 31, 2013.

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
Critical accounting policies are those policies that, in management's view, are most important in the portrayal of our financial condition and results of operations. The methods, estimates and judgments that we use in applying our accounting policies have a significant impact on the results that we report in our financial statements. These critical accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. For further detail of those Critical Accounting Policies and Use of Estimates that require the most significant judgment, see "Item 7—Management's Discussion and Analysis of Financial Condition—Critical Accounting Policies and Use of Estimates" set forth in the 2013 Form 10-K.

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

In January 2014, the Financial Accounting Standards Board issued ASU No. 2014-04, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40)—Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure ("ASU 2014-04"). ASU 2014-04 clarifies when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate recognized. ASU 2014-04 is effective for public business entities for annual periods and interim periods within those annual periods beginning after December 15, 2014. We adopted ASU 2014-04 as of our interim period ending March 31, 2014. The adoption of this update did not have a material impact on our financial statements.

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
Interest Rate Risk. Historically, we have been exposed to interest rate risk through our variable rate indebtedness, including our Conduit Facility discussed above, which we have attempted to manage through the use of derivative financial instruments. For example, we are required to hedge 90% of the outstanding note balance under our Conduit Facility. We do not hold or issue financial instruments for trading purposes and do not enter into derivative transactions that would be considered speculative positions. To manage exposure to counterparty credit risk in interest rate swap and cap agreements, we enter into agreements with highly rated institutions that can be expected to fully perform under the terms of such agreements. At March 31, 2014, our derivative financial instruments consisted of an interest rate swap agreement, which did not qualify for hedge accounting. Interest differentials resulting from these agreements are recorded on an accrual basis as an adjustment to interest expense.
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
As of March 31, 2014, 4.9% of our borrowings, or $38.8 million, bore interest at variable rates. However, all of our variable-rate borrowings require a minimal interest rate floor when LIBOR is below certain levels. Assuming the level of variable-rate borrowings outstanding at March 31, 2014, and assuming a one percentage point increase in the 2014 average interest rate payable on these borrowings, it was estimated that for the first three months of 2014 our interest expense would have increased and net income would have decreased by a de minimis amount.
Foreign Currency Translation Risk. In addition to our operations throughout the U.S., we conduct operations in international markets from which we receive, at least in part, revenues in foreign currencies. For example, we receive Euros and British Pounds Sterling in connection with operations in our European managed resorts and European VOI sales and Mexican Pesos in connection with our operations in Mexico. Because our financial results are reported in U.S. dollars, fluctuations in the value of the Euro and British Pound Sterling against the U.S. dollar have had, and will continue to have, an effect, which may be significant, on our reported financial results. A decline in the value of any of the foreign currencies in which we receive revenues, including the Euro, British Pound Sterling or Mexican Peso, against the U.S. dollar will tend to reduce our reported revenues and expenses, while an increase in the value of any such foreign currencies against the U.S. dollar will tend to increase our reported revenues and expenses. Variations in exchange rates can significantly affect the comparability of our financial results between financial periods. For additional information on the potential impact of exchange rate fluctuations on our financial results, see "Item 1A—Risk Factors—Fluctuations in foreign currency exchange rates, including as a result of the ongoing European debt crisis, may affect our reported results of operations." in the 2013 Form 10-K.

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

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
From time to time, we or our subsidiaries are subject to certain legal proceedings and claims in the ordinary course of business.
Hawaii Water Intrusion Assessment and Litigation
In October 2011, the HOA of one of our managed resorts in Hawaii levied an assessment to the owner-families of that resort for water intrusion damage. The original amount of the assessment was $65.8 million but, in connection with the settlement of a class action, the assessment was reduced to $60.9 million. For deeded inventory or Collection points held by us at the time of the assessment, we owed $9.7 million of the original assessment. Our original share of the assessment was subsequently reduced by $1.2 million, which will be recorded upon the receipt of the cash refund from The HOA. This assessment is payable in annual installments over five years. In addition, pursuant to the related class action settlement, we agreed to pay any amount of assessments defaulted on by owners in return for our recovery of the related VOIs. We expect to fund any future installment payments, and payments of assessments defaulted on by owners, from operating cash flows.
See "Part I. Item 3—Legal Proceedings" in the 2013 Form 10-K for further detail on our other legal proceedings.

ITEM 1A.    RISK FACTORS
There have been no material changes from the risk factors previously disclosed under “Item 1A—Risk Factors” in the 2013 Form 10-K.

ITEM 6.     EXHIBITS

Exhibit	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act as of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from Diamond Resorts International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Condensed Consolidated Statement of Stockholder's Equity (Deficit), (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements, furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAMOND RESORTS INTERNATIONAL, INC.

Date:	May 7, 2014	By:	/s/ DAVID F. PALMER
David F. Palmer
President and Chief Executive Officer (Principal Executive Officer)

Date	May 7, 2014	By:	/s/ C. ALAN BENTLEY
C. Alan Bentley
Executive Vice President and Chief Financial Officer (Principal Financial Officer)