Form 10-Q
period 2014-06-30
Diamond Resorts International, Inc.
filed 2014-08-06
CIK 1566897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________

FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES ☒ NO
As of August 4, 2014, there were 75,534,088 outstanding shares of the common stock, par value $0.01 per share, of Diamond Resorts International, Inc.

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
Prior to the consummation of the IPO, DRII was a newly-formed Delaware corporation that had not conducted any activities other than those incident to its formation and the preparation of filings with the Securities and Exchange Commission (the "SEC") in connection with the IPO. DRII was formed for the purpose of changing the organizational structure of Diamond Resorts Parent, LLC ("DRP") from a limited liability company to a corporation. Immediately prior to the consummation of the IPO, DRP was the sole stockholder of DRII. In connection with, and immediately prior to the completion of the IPO, each member of DRP contributed all of its equity interests in DRP to DRII in return for shares of common stock of DRII. Following this contribution, DRII redeemed the shares of common units held by DRP and DRP was merged with and into DRII. As a result, DRII is now a holding company, and its principal asset is the direct and indirect ownership of equity interests in its subsidiaries, including Diamond Resorts Corporation ("DRC"), which is the operating subsidiary that has historically conducted the business described in this Quarterly Report on Form 10-Q and was the issuer of the 12.0% Senior Secured Notes due 2018 (the "Senior Secured Notes") that were redeemed on June 9, 2014. We refer to these, and other related transactions entered into substantially concurrently with the IPO, as the "Reorganization Transactions."
Except where the context otherwise requires or where otherwise indicated, (i) references in this Quarterly Report on Form 10-Q to "the Company," "we," "us" and "our," refer to DRP prior to the consummation of the Reorganization Transactions on July 24, 2013, and DRII, as the successor to DRP, following the consummation of the Reorganization Transactions, in each case together with its subsidiaries, including DRC; and (ii) our condensed consolidated financial statements and other historical financial data included in this Quarterly Report on Form 10-Q are (a) those of DRP and its subsidiaries through July 24, 2013, after giving retroactive effect to the Reorganization Transactions, and (b) those of DRII and its subsidiaries after July 24, 2013. The weighted average common shares outstanding for the three and six months ended June 30, 2013 are based upon the number of Class A and Class B common units of DRP outstanding as of such date or period, as applicable, retroactively adjusted for the exchange thereof for shares of common stock of DRII pursuant to the Reorganization Transactions.
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
Throughout this Quarterly Report, we use the term “Adjusted EBITDA.” See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Indebtedness—Senior Credit Facility” for information concerning our Adjusted EBITDA.

PART I — FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2014 and December 31, 2013
(In thousands, except share data)

	June 30, 2014	December 31, 2013
	(Unaudited)
Assets:
Cash and cash equivalents	$117,882	$35,945
Cash in escrow and restricted cash	77,727	92,231
Mortgages and contracts receivable, net of allowance of $114,577 and $105,590, respectively	428,863	405,454
Due from related parties, net	41,499	46,262
Other receivables, net	36,572	54,588
Income tax receivable	30	25
Prepaid expenses and other assets, net	136,773	68,258
Unsold Vacation Interests, net	292,248	298,110
Property and equipment, net	69,914	60,396
Assets held for sale	10,538	10,662
Goodwill	30,632	30,632
Other intangible assets, net	188,645	198,632
Total assets	$1,431,323	$1,301,195
Liabilities and Stockholders' Equity:
Accounts payable	$15,307	$14,629
Due to related parties, net	86,536	44,644
Accrued liabilities	95,472	117,435
Income taxes payable	1,588	1,069
Deferred income taxes	33,186	22,404
Deferred revenues	109,023	110,892
Senior Credit Facility, net of unamortized original issue discount of $2,187 and $0, respectively	442,813	—
Senior Secured Notes, net of unamortized original issue discount of $0 and $6,548, respectively	—	367,892
Securitization notes and Funding Facilities, net of unamortized original issue discount of $189 and $226, respectively	411,929	391,267
Derivative liabilities	196	—
Notes payable	5,074	23,150
Total liabilities	1,201,124	1,093,382

Stockholders' equity:
Common stock $0.01 par value per share; authorized - 250,000,000 shares, issued and outstanding - 75,526,088 and 75,458,402 shares, respectively	755	755
Additional paid-in capital	472,710	463,194
Accumulated deficit	(228,680)	(239,959)
Accumulated other comprehensive loss	(14,586)	(16,177)
Total stockholders' equity	230,199	207,813
Total liabilities and stockholders' equity	$1,431,323	$1,301,195

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
For the three and six months ended June 30, 2014 and 2013
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Management and member services	$39,219	$31,107	$77,443	$62,694
Consolidated resort operations	9,621	8,519	18,344	17,139
Vacation Interest sales, net of provision of $12,843, $9,208, $24,276 and $15,880, respectively	130,005	110,439	235,902	202,107
Interest	16,206	13,607	31,880	26,862
Other	13,963	10,201	26,670	18,523
Total revenues	209,014	173,873	390,239	327,325
Costs and Expenses:
Management and member services	5,881	8,765	14,828	18,544
Consolidated resort operations	8,675	8,845	16,446	16,567
Vacation Interest cost of sales	15,462	9,000	28,364	26,846
Advertising, sales and marketing	71,107	60,595	131,882	110,954
Vacation Interest carrying cost, net	6,729	10,750	14,604	18,987
Loan portfolio	2,359	2,754	4,849	5,259
Other operating	5,266	2,238	10,803	2,606
General and administrative	23,264	21,698	47,456	44,498
Depreciation and amortization	8,269	6,075	16,330	12,329
Interest expense	17,383	24,794	33,998	49,636
Loss on extinguishment of debt	46,807	—	46,807	—
Impairments and other write-offs	35	—	42	79
Gain on disposal of assets	(149)	(38)	(153)	(88)
Adjustment to gain on bargain purchase from business combinations	—	30	—	30
Total costs and expenses	211,088	155,506	366,256	306,247
(Loss) income before provision for income taxes	(2,074)	18,367	23,983	21,078
Provision for income taxes	657	411	12,704	849
Net (loss) income	(2,731)	17,956	11,279	20,229
Other comprehensive income (loss):
Currency translation adjustments, net of tax of $0	1,126	(247)	1,511	(2,991)
Post-retirement benefit plan	42	—	85	—
Other	9	27	(5)	39
Total other comprehensive income (loss), net of tax	1,177	(220)	1,591	(2,952)
Comprehensive (loss) income	$(1,554)	$17,736	$12,870	$17,277
Net (loss) income per share:
Basic	$(0.04)	$0.33	$0.15	$0.37
Diluted	$(0.04)	$0.33	$0.15	$0.37
Weighted average common shares outstanding:
Basic	75,456	54,058	75,443	54,058
Diluted	75,456	54,058	76,068	54,058

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the six months ended June 30, 2014
(In thousands, except share data)
(Unaudited)

	Common Stock Shares	Common Stock Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholder's Equity
Balance at January 1, 2014	75,458,402	$755	$463,194	$(239,959)	$(16,177)	$207,813
Exercise of stock options	21,500	—	299	—	—	299
Stock-based compensation	46,186	—	9,217	—	—	9,217
Net income for the six months ended June 30, 2014	—	—		11,279	—	11,279
Other comprehensive income (loss):
Currency translation adjustment, net of tax of $0	—	—	—	—	1,511	1,511
Change in post-retirement benefit plan, net of tax of $0	—	—	—	—	85	85
Other	—	—	—	—	(5)	(5)
Balance at June 30, 2014	75,526,088	$755	$472,710	$(228,680)	$(14,586)	$230,199

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF CASH FLOWS For the six months ended June 30, 2014 and 2013 (In thousands) (Unaudited)

	2014	2013
Operating activities:
Net income	$11,279	$20,229
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for uncollectible Vacation Interest sales revenue	24,276	15,880
Amortization of capitalized financing costs and original issue discounts	2,954	3,803
Amortization of capitalized loan origination costs and net portfolio discounts	4,118	2,535
Depreciation and amortization	16,330	12,329
Stock-based compensation	8,862	—
Loss on extinguishment of debt	46,807	—
Impairments and other write-offs	42	79
Gain on disposal of assets	(153)	(88)
Adjustment to gain on bargain purchase from business combinations	—	30
Deferred income taxes	10,782	—
Loss on foreign currency exchange	84	218
Gain on mortgage repurchase	(383)	(38)
Unrealized loss on derivative instruments	196	—
Unrealized loss on post-retirement benefit plan	85	—
Gain on insurance settlement	—	(2,876)
Changes in operating assets and liabilities excluding acquisitions:
Mortgages and contracts receivable	(51,338)	(40,652)
Due from related parties, net	11,023	(9,035)
Other receivables, net	18,316	17,491
Prepaid expenses and other assets, net	(69,729)	(54,021)
Unsold Vacation Interests, net	1,776	(4,354)
Accounts payable	499	(2,589)
Due to related parties, net	42,724	36,198
Accrued liabilities	(23,599)	7,777
Income taxes payable	485	1,218
Deferred revenues	(2,531)	3,070
Net cash provided by operating activities	52,905	7,204
Investing activities:
Property and equipment capital expenditures	(9,903)	(8,481)
Proceeds from sale of assets	269	1,470
Net cash used in investing activities	$(9,634)	$(7,011)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF CASH FLOWS—Continued For the six months ended June 30, 2014 and 2013 (In thousands) (Unaudited)

	2014	2013
Financing activities:
Changes in cash in escrow and restricted cash	$14,622	$(17,326)
Proceeds from issuance of Senior Credit Facility	442,775	—
Proceeds from issuance of securitization notes and Funding Facilities	115,098	171,289
Proceeds from issuance of notes payable	1,113	2,475
Payments on securitization notes and Funding Facilities	(94,473)	(134,299)
Payments on senior secured notes, including redemption premium	(404,683)	—
Payments on notes payable	(25,833)	(19,948)
Payment of debt issuance costs	(10,669)	(4,052)
Proceeds from exercise of stock options	299	—
Payments of costs related to issuance of common and preferred units	—	(10)
Net cash provided by (used in) financing activities	38,249	(1,871)
Net increase (decrease) in cash and cash equivalents	81,520	(1,678)
Effect of changes in exchange rates on cash and cash equivalents	417	(536)
Cash and cash equivalents, beginning of period	35,945	21,061
Cash and cash equivalents, end of period	$117,882	$18,847

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash interest paid on corporate indebtedness	$42,559	$31,402
Cash interest paid on securitization notes and Funding Facilities	$6,999	$8,438
Cash paid for taxes, net of cash tax refunds (cash tax refunds, net of cash paid for taxes)	$1,257	$(380)

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Insurance premiums financed through issuance of notes payable	$6,173	$7,822
Unsold Vacation Interests, net reclassified to property and equipment	$5,616	$—
Unsold Vacation Interests, net, reclassified to assets held for sale	$—	$10,151
Information technology software and support financed through issuance of notes payable	$472	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1	— Background, Business and Basis of Presentation
Business and Background
On July 24, 2013, Diamond Resorts International, Inc. ("DRII") closed the initial public offering (the "IPO") of an aggregate of 17,825,000 shares of its common stock at the IPO price of $14.00 per share. In the IPO, DRII sold 16,100,000 shares of common stock, and Cloobeck Diamond Parent, LLC ("CDP"), in its capacity as a selling stockholder, sold 1,725,000 shares of common stock. The net proceeds to DRII were $204.3 million after deducting all offering expenses. In connection with the IPO, DRII filed with the Securities and Exchange Commission (the "SEC") (i) a registration statement on Form S-1, which registered the shares of common stock offered in the IPO under the Securities Act of 1933, as amended, and (ii) a registration statement on Form 8-A, which registered DRII's common stock under the Securities Exchange Act of 1934, as amended, each of which became effective on July 18, 2013.
DRII was incorporated as a Delaware corporation on January 11, 2013 to effect the Reorganization Transactions (defined below) and consummate the IPO. Immediately prior to the consummation of the IPO, Diamond Resorts Parent, LLC ("DRP") was the sole stockholder of DRII. In connection with, and immediately prior to the completion of the IPO, each member of DRP contributed all of its equity interests in DRP to DRII in return for shares of common stock of DRII. Following this contribution, DRII redeemed the shares of common units held by DRP and DRP was merged with and into DRII, with DRII being the surviving entity. The Company refers to these and other related transactions entered into substantially concurrently with the IPO as the "Reorganization Transactions."
After the completion of the IPO, DRII is a holding company, and its principal asset is the direct and indirect ownership of equity interests in its subsidiaries, including Diamond Resorts Corporation ("DRC"), which is the operating subsidiary that has historically conducted the business as described below and was the issuer of the 12.0% senior secured notes due 2018 ("Senior Secured Notes"). On June 9, 2014, DRC redeemed all of the remaining outstanding principal amount under the Senior Secured Notes using a portion of the proceeds from the term loan portion of its $470.0 million Senior Credit Facility entered into on May 9, 2014. See "Note 6—Transactions with Related Parties" for the definition of the Senior Credit Facility and further detail on these two transactions.
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
Except where the context otherwise requires or where otherwise indicated, references in the condensed consolidated financial statements to "the Company" refer to DRP prior to the consummation of the Reorganization Transactions on July 24, 2013 and DRII, as the successor to DRP, following the consummation of the Reorganization Transactions, in each case together with its subsidiaries, including DRC.
The Company operates in the hospitality and vacation ownership industry, with an ownership base of more than 513,000 owner-families, or members, and a worldwide network of 313 vacation destinations located in 35 countries throughout the world, including the continental United States ("U.S."), Hawaii, Canada, Mexico, the Caribbean, Central America, South America, Europe, Asia, Australia and Africa. The Company’s resort network includes 93 resort properties with approximately 11,000 units that are managed by the Company and 216 affiliated resorts and hotels and four cruise itineraries, which the Company does not manage and do not carry the Company's brand, but are a part of the Company's network and, through THE Club and other Club offerings (the "Clubs"), are available for its members to use as vacation destinations. Diamond Resorts International®, Diamond Resorts®, THE Club®, The Meaning of Yes®, We Love to Say YesTM, Vacations for Life®, Stay VacationedTM, Vacations of a LifetimeTM, Affordable Luxury. Priceless MemoriesTM and Events of a LifetimeTM are trademarks of the Company.
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
Basis of Presentation
Except where the context otherwise requires or where otherwise indicated, the condensed consolidated financial statements and other historical financial data included in this Quarterly Report on Form 10-Q are (i) those of DRP and its subsidiaries through July 24, 2013, after giving retroactive effect to the Reorganization Transactions, and (ii) those of DRII and its subsidiaries after July 24, 2013. The weighted average common shares outstanding for the three and six month periods ended June 30, 2013 are based upon the number of Class A and Class B common units of DRP outstanding for such period, retroactively adjusted for the exchange thereof for shares of common stock of DRII pursuant to the Reorganization Transactions.
The accompanying condensed consolidated financial statements of Diamond Resorts International, Inc. and its subsidiaries have been prepared in accordance with accounting policies described in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 (the "2013 Form 10-K"). Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal and recurring nature. The accompanying condensed consolidated financial statements should be reviewed in conjunction with the Company's annual consolidated financial statements included in the 2013 Form 10-K. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results for the year ending December 31, 2014 or any future period.
Strategic Acquisitions
During the past several years, the Company has expanded its business operations by pursuing acquisitions of ongoing businesses in which the Company added locations to its network of available resorts, additional management contracts, new members to its owner base and additional VOI inventory that the Company may sell to existing members and potential customers.
On August 31, 2010, the Company acquired from ILX Resorts Incorporated certain resort management agreements, unsold VOIs and the rights to recover and resell such interests, a portfolio of consumer loans and certain real property, additional owner-families and other assets (the “ILX Acquisition”), which added ten additional resorts to the Company's resort network.
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
The above transactions were effected through special-purpose subsidiaries and were structured such that the Company held the acquired assets, and assumed certain related liabilities, through special-purpose subsidiaries. The respective lenders to each special-purpose subsidiary had recourse only to such entity and thus the specific assets that were acquired in each transaction; however, such indebtedness was included in the Company's condensed consolidated balance sheets. On May 9, 2014, all outstanding indebtedness of these special-purpose subsidiaries was repaid in full and these subsidiaries ceased to be special-purpose subsidiaries and became guarantor subsidiaries under the Senior Credit Facility.
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
On July 24, 2013, concurrent with the closing of the IPO, the Company acquired management agreements for certain resorts from Monarch Owner Services, LLC, Resort Services Group, LLC and Monarch Grand Vacations Management, LLC, each of which provided various management services to the resorts and the collection that were added to the Company's network through the PMR Acquisition (the “PMR Service Companies”), for $47.4 million in cash (the “PMR Service Companies Acquisition”). See "Note 24—Business Combinations" of the Company's consolidated financial statements included in the 2013 Form 10-K for further detail on the PMR Service Companies Acquisition.

Note 2    — Summary of Significant Accounting Policies
 Significant accounting policies are those policies that, in management's view, are most important in the portrayal of the Company's financial condition and results of operations. The methods, estimates and judgments that the Company uses in applying its accounting policies have a significant impact on the results that it reports in the financial statements. Some of these significant accounting policies require the Company to make difficult and subjective judgments regarding matters that are inherently uncertain. See "Note 2—Summary of Significant Accounting Policies" set forth in the 2013 Form 10-K for a discussion of the Company's significant accounting policies that require the most significant judgment.
Principles of Consolidation—The accompanying condensed consolidated financial statements include all subsidiaries of the Company. All significant intercompany transactions and balances have been eliminated from the accompanying condensed consolidated financial statements.
Use of Estimates—The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, the Company evaluates its estimates and assumptions, including those related to revenue, bad debts, unsold Vacation Interests, net, Vacation Interest cost of sales, stock-based compensation and income taxes. These estimates are based on historical experience and on various other assumptions that management believes are reasonable under the circumstances. The results of the Company's analyses form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and the impact of such differences may be material to the Company's condensed consolidated financial statements.
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
Vacation Interest sales, net of provision, consists of the following for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Vacation Interest sales	$142,848	$119,647	$260,178	$217,987
Provision for uncollectible Vacation Interest sales revenue	(12,843)	(9,208)	(24,276)	(15,880)
Vacation Interest sales, net of provision	$130,005	$110,439	$235,902	$202,107

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which supersedes most of the current revenue recognition requirements. The core principle of this guidance is that an entity is required to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. New disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. This guidance is effective for the Company in its interim period ending March 31, 2017. Early application is not permitted. Entities must adopt the new guidance using one of two retrospective application methods. The Company is currently evaluating the standard to determine the impact of its adoption on its financial statements.
In January 2014, the FASB issued ASU No. 2014-04, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40)—Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure ("ASU 2014-04"). ASU 2014-04 clarifies when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate recognized. ASU 2014-04 is effective for public business entities for annual periods and interim periods within those annual periods beginning after December 15, 2014. The Company adopted ASU 2014-04 as of its interim period ended March 31, 2014. The adoption of this update did not have a material impact on the Company's financial statements.

Note 3	— Concentrations of Risk
 Credit Risk—The Company is exposed to on-balance sheet credit risk related to its mortgages and contracts receivable. The Company offers financing to the buyers of VOIs at the Company’s resorts. The Company bears the risk of defaults on promissory notes delivered to it by buyers of VOIs. If a buyer of VOIs defaults, the Company generally attempts to resell such VOIs by exercise of a power of sale. The associated marketing, selling, and administrative costs from the original sale are not recovered and such costs must be incurred again to resell the VOIs. Although in many cases the Company may have recourse against a buyer of VOIs for the unpaid price, certain states have laws that limit the Company’s ability to recover personal judgments against customers who have defaulted on their loans. Accordingly, the Company has generally not pursued this remedy.
The Company maintains cash, cash equivalents, cash in escrow, and restricted cash with various financial institutions. These financial institutions are located throughout North America, Europe and the Caribbean. A significant portion of the Company's cash is maintained with a select few banks and is, accordingly, subject to credit risk. Periodic evaluations of the relative credit standing of financial institutions maintaining the deposits are performed to evaluate and mitigate, if necessary, any credit risk.
 Availability of Funding Sources—The Company has historically funded mortgages and contracts receivable and unsold Vacation Interests with borrowings through its financing facilities and internally generated funds. Borrowings are in turn repaid with the proceeds received by the Company from repayments of such mortgages and contracts receivable. To the extent that the Company is not successful in maintaining or replacing existing financings, it may have to curtail its sales and marketing operations or sell assets, thereby resulting in a material adverse effect on the Company’s results of operations, cash flows and financial condition.
 Geographic Concentration—Currently, portions of the Company's consumer loan portfolio are concentrated in certain geographic regions within the U.S. As of June 30, 2014, the Company's loans to California, Arizona and Florida residents constituted 30.4%, 8.7% and 5.6%, respectively, of the consumer loan portfolio. The deterioration of the economic condition and financial well-being of the regions in which the Company has significant loan concentrations, such as California, Arizona or Florida, could adversely affect its consumer loan portfolio, business and results of operations. No other state or foreign country concentration accounted for in excess of 5.0% of the portfolio. The credit risk inherent in such concentrations is dependent upon regional and general economic stability, which affects property values and the financial well-being of the borrowers.
Interest Rate Risk—Since a significant portion of the Company's indebtedness bears interest at variable rates, any increase in interest rates beyond amounts covered under the Company’s interest rate cap agreements or swap agreements, particularly if sustained, could have a material adverse effect on the Company’s results of operations, cash flows and financial position.
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
On July 20, 2013, as required by the Conduit Facility (see "Note 15—Borrowings" for the definition of the Conduit Facility), the Company entered into an interest rate swap agreement with a notional amount of $55.0 million (the “July 2013 Swap”) that was scheduled to mature on July 20, 2023 to manage its exposure to fluctuations in interest rates. The Company paid interest at a fixed rate of 2.18% based on a floating notional amount according to a pre-determined amortization schedule and received interest based on one-month floating LIBOR.
On August 20, 2013, as required by the Conduit Facility, the Company entered into an interest rate swap agreement with a notional amount of $35.0 million (the “August 2013 Swap”) that was scheduled to mature on August 20, 2023 to manage its exposure to fluctuations in interest rates. The Company paid interest at a fixed rate of 2.42% based on a floating notional amount according to a pre-determined amortization schedule and received interest based on one-month floating LIBOR.
On November 20, 2013, the July 2013 Swap and the August 2013 Swap were terminated concurrent with the paydown of the Conduit Facility. A portion of the proceeds from the Diamond Resorts Owner Trust ("DROT") 2013-2 Notes (see "Note 15—Borrowings" for the definition of the DROT 2013-2 Notes) were used to pay off the then-outstanding balance on the Conduit Facility and the amounts due under the July 2013 Swap and August 2013 Swap.
On March 20, 2014, as required by the Conduit Facility, the Company entered into an interest rate swap agreement with a notional amount of $20.0 million (the "March 2014 Swap") that is scheduled to mature on March 20, 2024, to manage its exposure to fluctuations in interest rates. The Company pays interest at a fixed rate of 2.65% based on a floating notional amount according to a pre-determined amortization schedule and receives interest based on one-month floating LIBOR.
On April 21, 2014, as required by the Conduit Facility, the Company entered into an interest rate swap agreement with a notional amount of $10.0 million (the "April 2014 Swap") that is scheduled to mature on March 20, 2024, to manage its exposure to fluctuations in interest rates. The Company pays interest at a fixed rate of 2.58% based on a floating notional amount according to a pre-determined amortization schedule and receives interest based on one-month floating LIBOR.
On June 27, 2014, as required by the Conduit Facility, the Company entered into an interest rate swap agreement with a notional amount of $45.0 million (the "June 2014 Swap") that is scheduled to mature on June 20, 2024, to manage its exposure to fluctuations in interest rates. The Company pays interest at a fixed rate of 2.48% based on a floating notional amount according to a pre-determined amortization schedule and receives interest based on one-month floating LIBOR.
As of June 30, 2014, the aggregate fair value of the March 2014 Swap, the April 2014 Swap and the June 2014 Swap was calculated to be $0.2 million based on valuation reports provided by counterparties.

Note 4	— Cash in Escrow and Restricted Cash
Cash in escrow and restricted cash as of the dates presented below consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Collected on behalf of HOAs and other	$25,208	$17,091
Securitization and Funding Facilities collection and reserve cash	23,952	49,987
Rental trust	16,082	11,131
Escrow	11,505	11,887
Bonds and deposits	980	2,135
Total cash in escrow and restricted cash	$77,727	$92,231

Securitization and Funding Facilities collection and reserve cash contains reserve cash held for the benefit of the secured note holders and cash collections on certain mortgages receivable that secure collateralized notes. As of December 31, 2013, Securitization and Funding Facilities collection and reserve cash included $23.3 million related to the future funding of contracts receivables associated with the DROT 2013-2 Notes that was released to the Company's unrestricted cash account in January 2014. Securitization and Funding Facilities collection and reserve cash as of June 30, 2014 did not include such amount. See "Note 15—Borrowings" for the definition of and further detail on these borrowings.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

Note 5 — Mortgages and Contracts Receivable and Allowance for Loan and Contract Losses
The Company provides financing to purchasers of VOIs at North American and St. Maarten sales centers that is collateralized by their VOIs. Eligibility for this financing is determined based on the customers’ FICO credit scores. As of June 30, 2014, the mortgages and contracts receivable bore interest at fixed rates between 0.0% and 18.0%. The term of the mortgages and contracts receivable are from one year to 15 years and may be prepaid at any time without penalty. The weighted average interest rate of outstanding mortgages and contracts receivable was 14.9% and 15.1% as of June 30, 2014 and December 31, 2013, respectively.
The Company charges off mortgages and contracts receivable upon the earliest of (i) the completion of cancellation or foreclosure proceedings; or (ii) the customer's account becoming over 180 days delinquent. Once a customer has made six timely payments following the event leading to the charge-off, the charge-off is reversed. A default in a customer's initial payment results in a rescission of the sale. All collection and foreclosure costs related to delinquent loans are expensed as incurred. Mortgages and contracts receivable between 90 and 180 days past due as of June 30, 2014 and December 31, 2013 were 2.4% and 2.5%, respectively, of gross mortgages and contracts receivable.
Mortgages and contracts receivable originated by the Company are recorded net of deferred loan and contract origination costs and the related allowance for loan and contract losses. Loan and contract origination costs incurred in connection with providing financing for VOIs are capitalized and amortized over the estimated life of the mortgages or contracts receivable based on historical prepayments as a decrease to interest revenue using the effective interest method. Amortization of deferred loan and contract origination costs charged to interest revenue was $2.1 million and $1.3 million for the three months ended June 30, 2014 and 2013, respectively, and $4.2 million and $2.5 million for the six months ended June 30, 2014 and 2013, respectively.
The Company recorded a $3.3 million discount on April 27, 2007 on the mortgage pool acquired in connection with the Sunterra Merger that was being amortized over the life of the related acquired mortgage pool. This discount was fully amortized during the three months ended March 31, 2014. As of June 30, 2014 and December 31, 2013, the net unamortized discount on this acquired mortgage pool was zero and $0.2 million, respectively. During each of the three and six months ended June 30, 2013, a de minimis amount of amortization was recorded as an increase to interest income. No amortization was recorded during the three months ended June 30, 2014. During the six months ended June 30, 2014, $0.2 million of amortization was recorded as an increase to interest income.
The Company recorded a $0.8 million premium on July 1, 2011 on the purchased mortgage pool that was part of the Tempus Resorts Acquisition, which was being amortized over the life of the related acquired mortgage pool. This premium was fully amortized during the year ended December 31, 2013 as a result of the loans being sold as part of the Tempus 2013 Notes (see "Note 15—Borrowings" for the definition of the Tempus 2013 Notes). During the three and six months ended June 30, 2013, a de minimis amount of amortization was recorded as a decrease to interest revenue.
The Company recorded a $0.1 million premium on May 21, 2012 on the mortgage pool purchased in the PMR Acquisition, which was being amortized over the life of the related acquired mortgage pool. This premium was fully amortized during the year ended December 31, 2013. No amortization was recorded as a decrease to interest revenue during the three and six months ended June 30, 2013.
The Company recorded a $0.6 million premium on July 24, 2013 on the mortgage pool purchased in the Island One Acquisition and is being amortized over the life of the related acquired mortgage pool. As of June 30, 2014 and December 31, 2013, the net unamortized premium was $0.4 million and $0.5 million, respectively. During the three months ended June 30, 2014, a de minimis amount of amortization was recorded as a decrease to interest revenue, and during the six months ended June 30, 2014, $0.1 million was recorded as a decrease to interest revenue. No amortization was recorded as a decrease to interest revenue during the three and six months ended June 30, 2013.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

Mortgages and contracts receivable, net, as of the dates presented below consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Mortgages and contracts receivable, acquired	$62,527	$77,271
Mortgages and contracts receivable, contributed	251	443
Mortgages and contracts receivable, originated	462,817	417,595
Mortgages and contracts receivable, gross	525,595	495,309
Allowance for loan and contract losses	(114,577)	(105,590)
Deferred profit on Vacation Interest transactions	(2,168)	(2,197)
Deferred loan and contract origination costs, net of accumulated amortization	9,617	8,223
Inventory value of defaulted mortgages that were previously contributed or acquired	10,005	9,411
Premium on mortgages and contracts receivable, net of accumulated amortization	391	515
Discount on mortgages and contracts receivable, net of accumulated amortization	—	(217)
Mortgages and contracts receivable, net	$428,863	$405,454
As of June 30, 2014 and December 31, 2013, $439.3 million and $404.2 million, respectively, of the gross amount of mortgages and contracts receivable were collateralized against the Company’s various debt instruments included in "Securitization notes and Funding Facilities" in the accompanying condensed consolidated balance sheets. See "Note 15—Borrowings" for further detail.
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
Activity in the allowance for loan and contract losses associated with mortgages and contracts receivable as of the dates presented below consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Balance, beginning of period	$108,762	$84,907	$105,590	$83,784
Provision for uncollectible Vacation Interest sales revenue	13,120	8,993	24,292	15,469	(a)
Mortgages and contracts receivable charged off	(7,886)	(7,465)	(16,737)	(13,868)
Recoveries	575	758	1,422	1,831
Effect of translation rate	6	—	10	(23)
Balance, end of period	$114,577	$87,193	$114,577	$87,193
_____________
(a) The provision for uncollectible Vacation Interest sales revenue in the table above showing activity in the allowance for loan and contract losses associated with mortgages and contracts receivable is exclusive of ASC 978 adjustments related to deferred revenue, as well as adjustments for the rescission period required under applicable law. The ASC 978 adjustments decreased the provision for uncollectible Vacation Interest sales revenue by $0.2 million for the three months ended June 30, 2014 and increased the provision by $0.3 million for the three months ended June 30, 2013. The ASC 978 adjustments decreased the provision for uncollectible Vacation Interest sales revenue for the six months ended June 30, 2014 by a de minimis amount and increased the provision by $0.7 million for the six months ended June 30, 2013. There were no adjustments for the rescission period for the three and six months ended June 30, 2014. The adjustments for the rescission period decreased the provision for uncollectible Vacation Interest sales revenue by a de minimis amount for the three months ended June 30, 2013 and by $0.3 million for the six months ended June 30, 2013.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

A summary of credit quality as of the dates presented below is as follows (in thousands):

FICO Scores	June 30, 2014%		December 31, 2013%
>799	$46,690	9%	$45,235	9%
700 – 799	266,376	51%	237,557	48%
600 – 699	167,985	32%	152,601	31%
<600	24,774	4%	24,076	5%
No FICO Scores	19,770	4%	35,840	7%
	$525,595	100%	$495,309	100%
The Company captures FICO credit scores when each loan is underwritten. FICO credit score information is updated annually and was last updated as of March 31, 2014 for then-existing mortgages and contracts receivable. The "No FICO Scores" category in the table above is primarily comprised of customers who live outside of the U.S.

Note 6	— Transactions with Related Parties
Due from Related Parties, Net, and Due to Related Parties, Net
Amounts due from related parties, net, and due to related parties, net, consist primarily of transactions with HOAs or Collections for which the Company acts as the management company. Due from related parties, net, transactions include (i) management fees for the Company’s role as the management company; (ii) certain expenses reimbursed by HOAs and Collections; and (iii) the allocation of a portion of the Company’s Vacation Interest carrying costs, management and member services, consolidated resort operations, loan portfolio and general and administrative expenses according to a pre-determined schedule approved by the board of directors at each HOA and Collection. Due to related parties, net, transactions include (i) the amounts due to HOAs under inventory recovery agreements the Company enters into regularly with certain HOAs and similar agreements with the Collections pursuant to which the Company recaptures VOIs, either in the form of vacation points or vacation intervals, and brings them into the Company’s inventory for sale to customers; (ii) the maintenance fee and assessment fee liability owed to HOAs for intervals or to the Collections for points owned by the Company (this liability is recorded on January 1 of each year for the entire amount of annual maintenance and assessment fees and is relieved throughout the year by the payments remitted to the HOAs and the Collections; these maintenance and assessment fees are also recorded as prepaid expenses and other assets in the accompanying condensed consolidated balance sheets and amortized ratably over the year); (iii) cleaning fees owed to the HOAs for room stays incurred by the Company’s customers; (iv) subsidy liabilities according to a developer guarantee at a resort; and (v) miscellaneous transactions with other non-HOA related parties.
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
Due from related parties, net as of the dates presented below consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Amounts due from HOAs	$35,431	$36,957
Amounts due from Collections	5,092	7,938
Amounts due from other	976	1,367
Total due from related parties, net	$41,499	$46,262

Due to related parties, net as of the dates presented below consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Amounts due to HOAs	$36,085	$16,032
Amounts due to Collections	50,400	28,381
Amounts due to other	51	231
Total due to related parties, net	$86,536	$44,644

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
During the three and six months ended June 30, 2013, Tempus Acquisition, LLC made an aggregate of approximately $1.2 million and $2.4 million, respectively, in interest payments and approximately $2.6 million and $5.2 million, respectively, in principal payments on the Tempus Acquisition Loan.
In connection with the funding of the Tempus Acquisition Loan pursuant to the Loan and Security Agreement, dated as of June 30, 2011, among Tempus Acquisition, LLC, the lenders party thereto and Guggenheim Corporate Funding, LLC, which was entered into in connection with the Tempus Resorts Acquisition, the Company issued a warrant (the “Tempus Warrant”) to Guggenheim Corporate Funding, LLC, as the administrative agent, for the benefit of the lenders, pursuant to a warrant agreement, between the Company and Guggenheim Corporate Funding, LLC. Following the Company's payoff of the Tempus Acquisition Loan in full on July 24, 2013, the Tempus Warrant terminated for no consideration pursuant to the terms of the Tempus Warrant. See "Note 15—Borrowings" for further detail.
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
During the three and six months ended June 30, 2013, DPMA made an aggregate of approximately $1.5 million and $3.0 million, respectively, in interest payments and approximately $3.1 million and $5.3 million, respectively, in principal payments on the PMR Acquisition Loan.
In connection with the funding of the PMR Acquisition Loan pursuant to the Loan and Security Agreement, dated as of May 21, 2012, among DPMA, the lenders party thereto and Guggenheim Corporate Funding, LLC, which was entered into in connection with the PMR Acquisition, the Company issued a warrant (the “PMR Warrant”) to Guggenheim Corporate Funding, LLC, as the administrative agent, for the benefit of the lenders, pursuant to a warrant agreement, between the Company and Guggenheim Corporate Funding, LLC. Following the Company's payoff of the PMR Acquisition Loan in full on July 24, 2013, the PMR Warrant terminated for no consideration pursuant to the terms of the PMR Warrant. See "Note 15—Borrowings" for further detail.
On September 27, 2013, the Company paid approximately $10.3 million to repurchase warrants to purchase shares of common stock of DRC held by an affiliate of Guggenheim Partners, LLC and another institutional investor, and, substantially concurrently therewith, the Company borrowed approximately $15.0 million under the 2013 Revolving Credit Facility. The affiliate of Guggenheim Partners, LLC that held one of these warrants received approximately $2.8 million in connection with such repurchase. See "Note 15—Borrowings" for definitions of, and more detail on, the 2013 Revolving Credit Facility.
On May 9, 2014, the Company entered into a credit agreement with Credit Suisse AG, acting as the administrative agent and the collateral agent for various lenders (the “Senior Credit Facility Agreement”), including an affiliate of Guggenheim. The Senior Credit Facility Agreement provides for a $470.0 million senior secured credit facility (the “Senior Credit Facility”). Affiliates of Guggenheim (1) received fees of approximately $1.8 million relating to their participation in the Senior Credit Facility, and (2) on behalf of Guggenheim’s investment advisory clients, (i) provided an approximate aggregate principal amount of $111.3 million of the $445.0 million in term loans under the Senior Credit Facility ($110.7 million of the $442.8

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

million term loan proceeds received by the Company) and (ii) have agreed to provide an approximate aggregate principal amount of $6.3 million in loans under the $25.0 million revolving line of credit. Further, affiliates of Guggenheim held approximately $114.1 million in aggregate principal amount of Senior Secured Notes that were redeemed by DRC on June 9, 2014. See "Note 15—Borrowings" for further detail on the Senior Credit Facility and the redemption of the Senior Secured Notes.

Hospitality Management and Consulting Service, LLC ("HM&C") Management Services Agreement
Pursuant to a services agreement that the Company entered into with HM&C effective as of December 31, 2010 (as amended and restated effective as of December 31, 2012 (the "HM&C Agreement"), HM&C provides two categories of management services to the Company on a cost-recovery basis: (i) executive and strategic oversight of the services that the Company provides to HOAs and the Collections through the Company’s hospitality and management services operations, for the benefit of the Company and of the HOAs and the Collections ("HOA Management Services"). The fees for these services are generally included in the determination of the annual budget for the HOAs and the Collections and paid to the Company; and (ii) executive, corporate and strategic oversight of the Company’s operations and certain other administrative services. HM&C provides the Company with the services of Mr. Stephen J. Cloobeck (the Company's founder and Chairman), the Company's three executive officers and approximately 54 other employees (including, Sheldon Cloobeck, the father of Mr. Cloobeck), each of whom devotes his or her full business time and attention to the Company. Pursuant to the HM&C Agreement, HM&C is entitled to receive (i) an annual management fee for providing HOA Management Services; (ii) an annual management fee for providing corporate management services; (iii) an annual incentive payment based on performance metrics determined by the board of directors of the Company, subject to certain minimum amounts set forth in the HM&C Agreement, and (iv) reimbursement of HM&C's expenses incurred in connection with the activities provided under the HM&C Agreement. The HM&C Agreement also provides for the payment of additional fees to HM&C as and when agreed by the Company and HM&C in the event HM&C provides certain additional services to the Company for the benefit of HOAs or the Collections or in connection with any acquisitions, financing transactions or other significant transactions undertaken by the Company or its subsidiaries, although the Company has not paid any such additional fees to HM&C to date. The Company incurred management fees, incentive payments and expense reimbursements in connection with the HM&C Agreement of $5.1 million and $10.4 million for the three and six months ended June 30, 2014, respectively, and $6.9 million and $12.9 million for the three and six months ended June 30, 2013, respectively. The HM&C Agreement has a term that is currently set to expire on December 31, 2015, and thereafter automatically renews for successive annual periods unless terminated by the Company or HM&C.
As of June 30, 2014 and December 31, 2013, the Company owed HM&C $2.5 million and $7.3 million, respectively, in unpaid and accrued fees related to services performed.
Aircraft Lease
In January 2012, the Company entered into an Aircraft Lease Agreement with N702DR, LLC, a limited liability company of which Mr. Cloobeck is a beneficial owner and a controlling party. Pursuant to this lease agreement, the Company leases an aircraft from N702DR, LLC and paid N702DR, LLC $0.6 million and $1.2 million for the three and six months ended June 30, 2014, respectively, and $0.6 million and $1.2 million, for the three and six months ended June 30, 2013, respectively.
Praesumo Agreement
In June 2009, the Company entered into an Engagement Agreement for Individual Independent Contractor with Praesumo Partners, LLC, a limited liability company of which Mr. Lowell D. Kraff, the Vice Chairman of the Board of Directors of the Company, is a beneficial owner and a controlling party. Pursuant to this engagement agreement, Praesumo provides Mr. Kraff as an independent contractor to the Company to provide, among other things, acquisition, development and finance consulting services. In September 2012, the agreement was renewed for an additional one-year term, and the agreement automatically renewed for an additional one-year term in September 2013 and again in August 2014. In consideration of these services provided pursuant to this agreement, the Company paid to Praesumo Partners, LLC, in the aggregate, $0.4 million and $0.9 million in fees and expense reimbursements during the three and six months ended June 30, 2014, respectively, and $0.5 million and $1.0 million for the three and six months ended June 30, 2013, respectively. These amounts do not include certain travel-related costs paid directly by the Company.
Luumena
Mr. Kraff was also a beneficial owner of Luumena, LLC, which provides digital media services. The Company did not pay Luumena, LLC any amount during the three months ended June 30, 2013 and paid Luumena, LLC $0.2 million during the

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

six months ended June 30, 2013. Effective January 1, 2014, Mr. Kraff no longer had any beneficial ownership in Luumena, LLC.
Technogistics
Mr. Kraff was also a beneficial owner of Technogistics, LLC, which provides direct marketing services. The Company paid Technogistics, LLC $0.3 million and $0.6 million during the three and six months ended June 30, 2013, respectively. Effective January 1, 2014, Mr. Kraff no longer had any beneficial ownership in Technogistics, LLC.
Trivergance Business Resources
Mr. Kraff was also a beneficial owner of Trivergance Business Resources, LLC. Commencing on January 1, 2013, Trivergance Business Resources, LLC began providing promotional, product placement, marketing, public relations and branding services to the Company, including the development of a new consumer marketing website. The Company paid Trivergance Business Resources, LLC $0.2 million and $0.5 million during the three and six months ended June 30, 2013, respectively. Effective January 1, 2014, Mr. Kraff no longer had any beneficial ownership in Trivergance Business Resources, LLC.
Mackinac Partners
Since September 2008, Mr. C. Alan Bentley has served in various officer capacities, including as Executive Vice President, and as a director, of certain subsidiaries of DRP. In January 2013, Mr. Bentley was named Executive Vice President and Chief Financial Officer. Mr. Bentley is also a partner of Mackinac Partners, LLC, a financial advisory firm that provides consulting services to the Company. The services provided by Mackinac Partners, LLC to the Company include advisory services relating to mergers and acquisitions, capital formation and corporate finance and litigation support. In addition to these services, which Mackinac Partners, LLC provides at hourly rates, Mackinac Partners, LLC also provides to the Company strategic advisory services of one of its managing partners at a rate of $0.2 million for each three-month period effective January 1, 2013. For the three and six months ended June 30, 2014, the Company paid fees and expense reimbursements to Mackinac Partners, LLC of $0.6 million and $1.4 million, respectively, and $0.7 million and $1.4 million, respectively, for the three and six months ended June 30, 2013.
Katten Muchin Rosenman LLP
Mr. Howard S. Lanznar, who joined the Company as the Executive Vice President and Chief Administrative Officer in September 2012, is a partner of the law firm of Katten Muchin Rosenman LLP. Additionally, Richard M. Daley, who is a member of the Board of Directors of the Company and the Compensation Committee, is Of Counsel at Katten Muchin Rosenman LLP. Katten Muchin Rosenman LLP renders legal services to the Company. During the three and six months ended June 30, 2014, the Company paid to Katten Muchin Rosenman LLP fees of $1.1 million and $2.0 million, respectively, and $1.4 million and $2.4 million, respectively, during the three and six months ended June 30, 2013.

Note 7	— Other Receivables, Net
Other receivables, net, as of the dates presented below consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Receivables related to mini-vacation and sampler programs, net of allowance of $1,147 and $954, respectively	$13,498	$11,844
Club dues receivable, net of allowance of $17,239 and $16,888, respectively	6,687	29,418
Rental receivables and other resort management-related receivables, net of allowance of $1,525 and $806, respectively	5,365	3,595
Mortgage and contracts interest receivable	4,947	5,025
Value added tax refund receivable	2,166	2,274
Owner maintenance fees receivable, net of allowance of $3,376 and $3,622, respectively	2,176	116
Insurance claims receivable	103	96
Other receivables	1,630	2,220
Total other receivables, net	$36,572	$54,588

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

Note 8	— Prepaid Expenses and Other Assets, Net
The nature of selected balances included in prepaid expenses and other assets, net, includes:
Unamortized maintenance fees—prepaid annual maintenance fees on unsold Vacation Interests owned by the Company billed by the HOAs and the Collections for resorts included in the Company's resort network that are managed by the Company, which are charged to expense ratably over the year.
Deferred commissions—commissions paid to sales agents related to deferred revenue from sales of sampler programs and mini-vacations ("Sampler Packages"), which allow purchasers to stay at a resort property on a trial basis. These amounts are charged to Vacation Interest carrying cost as the associated revenue is recognized.
Vacation Interest purchases in transit—purchases of Vacation Interests from third parties for which the titles have not been officially transferred to the Company. These Vacation Interest purchases in transit are reclassified to unsold Vacation Interests, net, upon successful transfer of title.
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
Prepaid rent—portion of rent paid in advance and charged to expense in accordance with lease agreements.
Prepaid expenses and other assets, net, as of the dates presented below consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Unamortized maintenance fees	$41,520	$—
Debt issuance costs, net	17,861	20,086
Deferred commissions	17,648	13,153
Vacation Interest purchases in transit	16,591	12,495
Deferred inventory recovery agreements	9,078	—
Prepaid member benefits and affinity programs	7,079	2,497
Deposits and advances	4,346	4,068
Other inventory or consumables	4,192	3,028
Prepaid insurance	3,920	2,359
Unamortized exchange fees	3,071	—
Prepaid sales and marketing costs	2,109	815
Prepaid professional fees	1,375	2,207
Prepaid maintenance fees	895	2,501
Assets to be disposed (not actively marketed)	554	537
Prepaid rent	542	344
Other	5,992	4,168
Total prepaid expenses and other assets, net	$136,773	$68,258

With the exception of Vacation Interest purchases in transit and assets to be disposed (not actively marketed), prepaid expenses are expensed as the underlying assets are utilized or amortized. Debt issuance costs incurred in connection with obtaining funding for the Company have been capitalized and are being amortized over the lives of the related funding agreements as a component of interest expense using a method which approximates the effective interest method. Amortization of capitalized debt issuance costs included in interest expense was $1.3 million and $1.6 million for the three months ended June 30, 2014 and 2013, respectively, and $2.4 million and $3.1 million for the six months ended June 30, 2014 and 2013, respectively. See "Note 15—Borrowings" for more detail.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

Debt issuance costs, net of amortization, recorded as of June 30, 2014 were comprised of $10.4 million related to the Senior Credit Facility, $3.1 million related to the DROT 2013-2 Notes, $1.5 million related to the DROT 2013-1 Notes, $1.0 million related to the Tempus 2013 Notes, $0.9 million related to the DROT 2011 Notes and $0.8 million related to the Conduit Facility. See "Note 15—Borrowings" for definitions of, and more detail on, the Company's borrowings.
Debt issuance costs, net of amortization, recorded as of December 31, 2013 were comprised of $10.2 million related to the Senior Secured Notes, $3.6 million related to the DROT 2013-2 Notes, $1.7 million related to the DROT 2013-1 Notes, $1.3 million related to the Conduit Facility, $1.1 million related to the DROT 2011 Notes, $1.1 million related to the Tempus 2013 Notes, $1.0 million related to the 2013 Revolving Credit Facility and $0.1 million related to the ILXA loans. See "Note 15—Borrowings" for definitions of, and more detail on, the Company's borrowings.
Debt issuance costs of $0.1 million were written off in May 2014 in connection with the payoff of the ILX Inventory Loan and the Tempus Inventory Loan in May 2014 using a portion of the proceeds from the term loan portion of the Senior Credit Facility. In addition, debt issuance costs of $0.9 million were written off in May 2014 due to the termination of the 2013 Revolving Credit Facility in connection with the Company's entry into the Senior Credit Facility. Furthermore, debt issuance costs of $9.4 million were written off in connection with the redemption of the Senior Secured Notes in June 2014. The Company recognized a charge of $46.8 million in loss on extinguishment of debt, including the $10.5 million write off of these debt issuance costs, in each of the three and six months ended June 30, 2014. See "Note 15—Borrowings" for more detail on the redemption of the Senior Secured Notes.

Note 9	— Unsold Vacation Interests, Net
Unsold Vacation Interests, net as of the dates presented below consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Completed unsold Vacation Interests, net	$250,967	$251,688
Undeveloped land	28,619	28,513
Vacation Interest construction-in-progress	12,662	17,909
Unsold Vacation Interests, net	$292,248	$298,110
Activity related to unsold Vacation Interests, net, for the periods presented below consisted of the following (in thousands):

	Three Months ended June 30,		Six Months ended June 30,
	2014	2013	2014	2013
Balance, beginning of period	$293,653	$300,488	$298,110	$315,867
Vacation Interest cost of sales	(15,462)	(9,000)	(28,364)	(26,846)
Inventory recovery activity — North America	14,241	20,403	18,579	19,947
Inventory recovery activity — Europe	3,445	543	3,718	1,391
Open market and bulk purchases	908	1,029	1,532	1,429
Accrued bulk purchases	—	—	1,810	1,467
Capitalized legal, title and trust fees	911	401	1,497	1,146
Transfer of construction-in-progress to property and equipment, net	(5,616)	—	(5,616)	—
Construction-in-progress	110	1,740	491	2,192
Loan default recoveries, net	414	1,274	849	1,961
Transfers to assets held for sale	—	(10,151)	—	(10,151)
Effect of foreign currency translation	825	660	1,119	(1,293)
Other	(1,181)	226	(1,477)	503
Balance, end of period	$292,248	$307,613	$292,248	$307,613
See "Note 2—Summary of Significant Accounting Policies" set forth in the 2013 Form 10-K for discussion on unsold Vacation Interests, net.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

Note 10	— Property and Equipment, Net
Property and equipment, net as of the dates presented below consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Land and improvements	$19,427	$18,606
Buildings and leasehold improvements	42,795	35,604
Furniture and office equipment	19,793	18,650
Computer software	28,760	24,488
Computer equipment	14,533	12,521
Construction in progress	137	10
Property and equipment, gross	125,445	109,879
Less accumulated depreciation	(55,531)	(49,483)
Property and equipment, net	$69,914	$60,396
Depreciation expense related to property and equipment was $3.3 million and $2.6 million for the three months ended June 30, 2014 and 2013, respectively, and $6.3 million and $5.1 million for the six months ended June 30, 2014 and 2013, respectively.
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

Note 11 — Goodwill

Goodwill represents the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. The Company does not amortize goodwill, but rather evaluates goodwill for potential impairment on an annual basis or at other times during the year if events or circumstances indicate that it is more likely than not that the fair value of a reporting unit, as defined in ASC 350-20, "Intangibles—Goodwill," is below the carrying amount. The balance at June 30, 2014 and December 31, 2013 represents the goodwill recorded in connection with the Island One Acquisition completed on July 24, 2013. As required in the ordinary course of business, the Company will evaluate goodwill for potential impairment during the three months ended September 30, 2014 (which includes July 24, 2014, the first anniversary of the completion of the Island One Acquisition). See "Note 2—Summary of Significant Accounting Policies" set forth in the 2013 Form 10-K for further detail on the Company's policy related to goodwill impairment testing.

Note 12 — Other Intangible Assets, Net

Other intangible assets, net as of June 30, 2014 consisted of the following (in thousands):

	Gross Carrying Cost	Accumulated Amortization	Net Book Value
Management contracts	$203,148	$(39,028)	$164,120
Member relationships and exchange clubs	56,177	(34,939)	21,238
Distributor relationships and other	4,888	(1,601)	3,287
	$264,213	$(75,568)	$188,645

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

Other intangible assets, net as of December 31, 2013 consisted of the following (in thousands):

	Gross Carrying Cost	Accumulated Amortization	Net Book Value
Management contracts	$202,948	$(31,905)	$171,043
Member relationships and exchange clubs	56,128	(32,090)	24,038
Distributor relationships and other	4,875	(1,324)	3,551
	$263,951	$(65,319)	$198,632
Amortization expense for management contracts is recognized on a straight-line basis over the estimated useful lives ranging from five to 25 years. Amortization expense for management contracts was $3.5 million and $2.1 million for the three months ended June 30, 2014 and 2013, respectively, and $7.0 million and $4.2 million for the six months ended June 30, 2014 and 2013, respectively. Amortization expense for member relationships, member exchange clubs, distributor relationships and other is amortized over the period of time that the relationships are expected to produce cash flows. Amortization expense for member relationships, member exchange clubs, distributor relationships and other intangibles was $1.5 million and $1.4 million for the three months ended June 30, 2014 and 2013, respectively, and $3.1 million and $3.0 million for the six months ended June 30, 2014 and 2013, respectively. Membership relationships and distributor relationships have estimated useful lives ranging from three to 30 years; however, the Company expects to generate significantly more cash flows during the earlier years of the relationships than the later years. Consequently, amortization expenses on these relationships decrease significantly over the lives of the relationships. See "Note 2—Summary of Significant Accounting Policies" set forth in the 2013 Form 10-K for further detail on the Company's policy related to impairment testing of the Company's intangible assets.
The estimated aggregate amortization expense for intangible assets as of June 30, 2014 is expected to be $18.5 million, $14.8 million, $13.9 million, $13.0 million and $13.0 million for the 12 months ending June 30, 2015 through 2019, respectively, and $115.5 million for the remaining lives of these intangible assets.

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
Accrued contingent litigation liabilities—estimated settlement costs for existing litigation cases.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

Accrued liabilities as of the dates presented below consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Accrued payroll and related	$23,229	$32,117
Accrued other taxes	15,833	11,589
Accrued commissions	13,404	16,234
Accrued marketing expenses	11,740	11,828
Accrued exchange company fees	4,619	1,689
Accrued insurance	3,884	4,418
Accrued operating lease liabilities	3,696	3,580
Accrued liability related to business combinations	3,517	3,550
Accrued professional fees	2,562	2,100
Deposits on pending sale of assets	1,875	1,311
Accrued call center costs	1,350	1,443
Accrued interest	374	19,084
Accrued contingent litigation liabilities	30	257
Other	9,359	8,235
Total accrued liabilities	$95,472	$117,435

On May 9, 2014, the Company repaid all outstanding indebtedness under the ILXA Inventory Loan, the Tempus Inventory Loan and the DPM Inventory Loan, along with an aggregate of $1.8 million in accrued interest and fees, using proceeds from the term loan portion of the Senior Credit Facility.

On June 9, 2014, DRC redeemed all of the remaining outstanding principal amount under the Senior Secured Notes, and paid approximately $14.2 million of accrued interest, using a portion of the proceeds from the term loan portion of the Senior Credit Facility entered into on May 9, 2014. See "Note 15—Borrowings" for further detail on the Senior Credit Facility and the redemption of the Senior Secured Notes.

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
Deferred revenue from an exchange company—unearned portion of a $5.0 million payment that the Company received in 2008 as consideration for granting the exclusive rights to Interval International to provide call center services and exchange services to the Company. In accordance with ASC 605-50, "Revenue Recognition — Customer Payments and Incentives," the $5.0 million was being recognized over the 10-year term of the agreements as a reduction of the costs incurred for the services provided by Interval International. In April 2014, the Company renegotiated the contract with Interval International, relieving

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

the Company from its obligation to repay the unearned portion to Interval International and resulting in the release of this deferred revenue to the statement of operations and comprehensive income (loss) as a reduction of costs incurred for the services provided by Interval International.
Deferred management fee and allocation revenue—management fees and allocations paid in advance by the HOAs to the Company for its role as the management company. The Company allocates a portion of its Vacation Interest carrying costs, management and member services, consolidated resort operations, loan portfolio, and general and administrative expenses to the HOAs. These advance payments are recorded as deferred revenue when they are received and recognized as revenue during the period in which they are earned.
Deferred revenues as of the dates presented below consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Deferred Sampler Packages revenue	$57,673	$54,010
Deferred maintenance and reserve fee revenue	21,953	12,375
Club deferred revenue	21,385	37,516
Accrued guest deposits	5,337	3,836
Deferred amenity fee revenue	1,212	—
Deferred revenue from an exchange company	—	1,891
Deferred management fees and allocation revenue	448	284
Other	1,015	980
Total deferred revenues	$109,023	$110,892

Note 15 — Borrowings

Senior Credit Facility. On May 9, 2014, the Company entered into the Senior Credit Facility Agreement, which provides for a $470.0 million Senior Credit Facility (including a $445.0 million term loan, issued with 0.5% of original issue discount, with a term of seven years and a $25.0 million revolving line of credit with a term of five years). Borrowings under the Senior Credit Facility bear interest, at the Company's option, at a variable rate equal to LIBOR plus 450 basis points, with a one percent LIBOR floor applicable only to the term loan portion of the Senior Credit Facility, or an alternate base rate plus 350 basis points.

The Company used the proceeds of the term loan portion of the Senior Credit Facility, as well as approximately $5.4 million of cash on hand, to redeem all of the remaining outstanding Senior Secured Notes, including the applicable redemption premium and accrued and unpaid interest up to (but excluding) the June 9, 2014 redemption date, and to repay all outstanding indebtedness, together with accrued interest and fees, under the ILXA Inventory Loan, the Tempus Inventory Loan and the DPM Inventory Loan. In conjunction with the Company's entry into the Senior Credit Facility, the Company also terminated the 2013 Revolving Credit Facility, under which no borrowings were outstanding immediately prior to its termination. See below for the definition of and further detail on these retired borrowings.

Other significant terms of the Senior Credit Facility include: (i) one percent minimum annual amortization due in quarterly payments of $1.1 million, a 50% excess cash flow sweep (as defined in the Senior Credit Facility Agreement) beginning in the second quarter of 2015 (for 2015, relating only to the cash generated for the period from July 1, 2014 through December 31, 2014 and, thereafter, based on annual results), stepping down to a 25% excess cash flow sweep when the secured leverage ratio (which represents the ratio of (1) secured total debt to (2) Adjusted EBITDA for the most recent four fiscal quarters for which financial statements are available) is greater than 1:1, but equal to or less than 1.5:1, and no excess cash flow sweep if the secured leverage ratio is less than or equal to 1:1; (ii) a soft call provision of 1.01 for the first 12 months of the Senior Credit Facility; (iii) no ongoing maintenance financial covenants for the term loan, and a financial covenant calculation required on the revolving line of credit if outstanding loans under the revolving line of credit exceed 25% of the commitment amount at the end of any quarter; (iv) a non-committed incremental $150.0 million facility available for borrowing, plus additional amounts greater than $150.0 million, subject in the case of such additional amount only to the Company meeting a required secured leverage ratio; and (v) the Company's ability to make restricted payments, including the payment of dividends or share repurchases, up to $25.0 million plus the portion of cash flow that is not used to amortize debt pursuant to the excess cash flow provision described above, subject to, among other things, the Company's meeting a required total leverage ratio (which represents the ratio of (a) total debt to (b) Adjusted EBITDA for the most recent four fiscal quarters for which financial statements are available).

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

At June 30, 2014, the outstanding principal balance under the term loan was $445.0 million, and no principal balance was outstanding under the revolving line of credit.

Senior Secured Notes. The Senior Secured Notes carried an interest rate of 12.0% and were scheduled to mature in August 2018. On August 23, 2013, DRC completed a tender offer to repurchase Senior Secured Notes in an aggregate principal amount of $50.6 million using proceeds from the IPO (the "Tender Offer"), as required by the Notes Indenture in the event of an IPO. Holders that validly tendered their Senior Secured Notes received $1,120 per $1,000 principal amount of Notes, plus accrued and unpaid interest up to (but excluding) August 23, 2013.

On June 9, 2014, DRC redeemed all of the remaining outstanding principal amount under the Senior Secured Notes at a redemption price equal to 108.077% of the face value of the Senior Secured Notes being redeemed (or $1,080.77 per $1,000 in principal amount of the Senior Secured Notes). The total redemption amount paid was $418.9 million, which included $374.4 million in principal amount of outstanding Senior Secured Notes, $30.2 million representing the applicable redemption premium and $14.2 million of accrued and unpaid interest up to (but excluding) June 9, 2014. The redemption of the Senior Secured Notes on June 9, 2014 was paid using a portion of the proceeds from the term loan portion of the Senior Credit Facility.
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
ILXA Receivables Loan and Inventory Loan. On August 31, 2010, the Company completed the ILX Acquisition through its wholly-owned subsidiary, ILX Acquisition, Inc. ("ILXA"). In connection with the ILX Acquisition, ILXA entered into an Inventory Loan and Security Agreement ("ILXA Inventory Loan") and a Receivables Loan and Security Agreement ("ILXA

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

Receivables Loan") with Textron Financial Corporation. The ILXA Inventory Loan was a non-revolving credit facility in the maximum principal amount of $23.0 million at an interest rate of 7.5%. The ILXA Receivables Loan was a receivables facility with an initial principal amount of $11.9 million at an interest rate of 10% and was collateralized by mortgages and contracts receivable of ILXA. Both loans were scheduled to mature on August 31, 2015. On May 9, 2014, the Company repaid all outstanding indebtedness under the ILXA Inventory Loan in the amount of $8.4 million, along with $0.2 million in accrued interest and $1.5 million in exit fees and other fees, using a portion of the proceeds from the term loan portion of the Senior Credit Facility. On May 9, 2014, the Company repaid all outstanding indebtedness under the ILXA Receivables Loan in the amount of $4.5 million, along with a de minimis amount in accrued interest and other fees, using general corporate funds.
Tempus Acquisition Loan and Tempus Resorts Acquisition Financing. On July 1, 2011, the Company completed the Tempus Resorts Acquisition through Mystic Dunes, LLC, a wholly-owned subsidiary of Tempus Acquisition, LLC. In order to fund the Tempus Resorts Acquisition, Tempus Acquisition, LLC entered into a Loan and Security Agreement with Guggenheim Corporate Funding, LLC, as the administrative agent for the lenders, which included affiliates of, or funds or accounts managed or advised by, Guggenheim Partners Investment Management, LLC, which is an affiliate of the Guggenheim Investor, and Silver Rock Financial LLC, another investor of the Company (the “Tempus Acquisition Loan”). The Tempus Acquisition Loan was collateralized by all assets of Tempus Acquisition, LLC. The Tempus Acquisition Loan was initially in an aggregate principal amount of $41.1 million (which included a $5.5 million revolving loan) but was subsequently amended during the year ended December 31, 2012 to allow for additional borrowings. The Tempus Acquisition Loan bore interest at a rate of 18.0% and was scheduled to mature on June 30, 2015.
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
On July 1, 2011, another subsidiary of Mystic Dunes, LLC entered into an Amended and Restated Inventory Loan and Security Agreement with Textron Financial Corporation (the “Tempus Inventory Loan”) in the maximum amount of $4.3 million, collateralized by certain VOI inventory acquired in the Tempus Resorts Acquisition. The Tempus Inventory Loan bore interest at a rate equal to the three-month LIBOR (with a floor of 2.0%) plus 5.5% and was scheduled to mature on June 30, 2016, subject to extension to June 30, 2018.
On May 9, 2014, the Company repaid all outstanding indebtedness under the Tempus Inventory Loan in the amount of $2.0 million, along with a de minimis amount in accrued interest and other fees, using a portion of the proceeds from the term loan portion of the Senior Credit Facility.
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
In order to fund the PMR Acquisition, on May 21, 2012, DPMA entered into a Loan and Security Agreement with Guggenheim Corporate Funding, LLC, as the administrative agent for the lenders, which include affiliates of, or funds or accounts managed or advised by, Guggenheim Partners Investment Management, LLC, which is an affiliate of the Guggenheim

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

Investor; Wellington Management Company, LLP, including some of the investors in the Company; and Silver Rock Financial LLC, one of the investors in the Company (the “PMR Acquisition Loan”). The PMR Acquisition Loan was collateralized by substantially all of the assets of DPMA. The PMR Acquisition Loan was initially in an aggregate principal amount of $71.3 million (consisting of a $61.3 million term loan and a $10.0 million revolving loan). The PMR Acquisition Loan bore interest at a rate of 18.0%, and was scheduled to mature on May 21, 2016.

On July 24, 2013, the Company repaid all outstanding indebtedness under the PMR Acquisition Loan in the amount of $58.3 million, along with $0.8 million in accrued interest and $3.1 million in exit fees and other fees, using the proceeds from the IPO.

On May 21, 2012, DPMA also entered into an Inventory Loan and Security Agreement (the "DPM Inventory Loan") with RFA PMR LoanCo, LLC. The DPM Inventory Loan provided debt financing for a portion of the purchase price of the defaulted receivables to be purchased by DPMA pursuant to a collateral recovery and repurchase agreement entered into between DPMA and an affiliate of RFA PMR LoanCo, LLC in connection with the PMR Acquisition. The interest rate was a variable rate equal to the sum of LIBOR plus 6.0% per annum; provided that LIBOR was never less than 2.0% or greater than 4.0% per annum.

On May 9, 2014, the Company repaid all outstanding indebtedness under the DPM Inventory Loan in the amount of $7.3 million, along with $0.1 million in accrued interest and other fees, using a portion of the proceeds from the term loan portion of the Senior Credit Facility.

2013 Revolving Credit Facility. On September 11, 2013, the Company entered into a $25.0 million revolving credit facility with Credit Suisse AG acting as the administrative agent for a group of lenders (the “2013 Revolving Credit Facility”). The 2013 Revolving Credit Facility provided that, subject to customary borrowing conditions, the Company could, from time to time prior to the fourth anniversary of the effective date of the 2013 Revolving Credit Facility, borrow, repay and re-borrow loans in an aggregate amount outstanding at any time not to exceed $25.0 million, and borrowings under the 2013 Revolving Credit Facility bore interest, at the Company's option, at a variable rate equal to the sum of LIBOR plus 4.0% per annum or an adjusted base rate plus 3% per annum. The repayment of borrowings and certain other obligations under the 2013 Revolving Credit Facility were secured on a pari passu basis by the collateral that secured the Senior Secured Notes. On May 9, 2014, the Company terminated the 2013 Revolving Credit Facility in conjunction with its entry into the Senior Credit Facility, which includes a $25.0 million revolving line of credit. There was no principal balance outstanding under the 2013 Revolving Credit Facility immediately prior to its termination.
Island One Borrowings. In connection with the Island One Acquisition completed on July 24, 2013, the Company assumed the loan sale agreement entered into by a subsidiary of Island One, Inc. on January 31, 2012 with Quorum that provides for an aggregate minimum $15.0 million loan sale facility (the "Island One Quorum Funding Facility"). Under the Island One Quorum Funding Facility, eligible consumer loans and in-transit loans are sold to Quorum on a non-recourse, permanent basis, provided that the underlying consumer obligor is a Quorum credit union member. The Island One Quorum Funding Facility provides for a purchase period of three years at a variable program fee of the published Wall Street Journal prime rate plus 6.0% with a floor of 8.0%. The loan purchase commitment is conditional upon certain portfolio delinquency and default performance measurements. As of June 30, 2014, the weighted average purchase price payment of the Quorum Facility and the Island One Quorum Funding Facility was 87.7% of the obligor loan amount and the weighted average program purchase fee was 5.4% of the obligor loan amount.
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
Notes Payable. The Company finances premiums on certain insurance policies under three unsecured notes, which are scheduled to mature in September 2014, January 2015 and January 2015, respectively, and carry an interest rate of 3.3%, 3.1% and 3.1% per annum, respectively. In addition, the Company purchased certain software licenses during the three months ended June 30, 2014, with annual interest-free payments due for the next three years, and this obligation was recorded at fair value using a discount rate of 5.0%.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

The following table presents selected information on the Company’s borrowings as of the dates presented below (dollars in thousands):

	June 30, 2014						December 31, 2013
	Principal Balance	Weighted Average Interest Rate	Maturity	Gross Amount of Mortgages and Contracts as Collateral	Borrowing / Funding Availability		Principal Balance
Senior Credit Facility	$445,000	5.5%	5/9/2021	$—	$25,000		$—
Original issue discount related to Senior Credit Facility	(2,187)			—	—		—
Senior Secured Notes	—			—	—		374,440
Original issue discount related to Senior Secured Notes	—			—	—		(6,548)
Notes payable-insurance policies (2)	4,583	3.2%	Various	—	—		3,130
Notes payable-other (2)	483	5.0%	Various	—	—		172
Total Corporate Indebtedness	447,879			—	25,000		371,194

ILXA Inventory Loan (1)(2)(3)	—			—	—		11,268
DPM Inventory Loan (1)(2)(3)	—			—	—		6,261
Tempus Inventory Loan (1)(2)(3)	—			—	—		2,308
Notes payable-other (1)(2)(3)	8	—%	11/18/2015	—	—		11
Total Non-Recourse Indebtedness other than Securitization Notes and Funding Facilities	8			—	—		19,848

Diamond Resorts Owner Trust Series 2013-2 (1)	169,649	2.3%	5/20/2026	173,440	—		218,235
Conduit Facility (1)	77,321	3.8%	4/10/2015	85,178	47,679	(4)	—
DRI Quorum Facility and Island One Quorum Funding Facility(1)	68,919	5.4%	Various	76,554	14,175	(4)	51,660
Diamond Resorts Owner Trust Series 2013-1 (1)	52,353	2.0%	1/20/2025	55,307	—		63,059
Diamond Resorts Tempus Owner Trust 2013 (1)	23,271	6.0%	12/20/2023	27,846	—		28,950
Diamond Resorts Owner Trust Series 2011-1 (1)	20,605	4.0%	3/20/2023	20,943	—		24,792
Original issue discount related to Diamond Resorts Owner Trust Series 2011-1	(189)			—	—		(226)
ILXA Receivables Loan (1)(3)	—			—	—		4,766
Island One Conduit Facility (1)	—			—	—		31
Total Securitization Notes and Funding Facilities	411,929			439,268	61,854		391,267
Total	$859,816			$439,268	$86,854		$782,309
(1) Non-recourse indebtedness
(2) Other notes payable
(3) Borrowing through special-purpose subsidiaries only
(4) Borrowing / funding availability is calculated as the difference between the maximum commitment amount and the outstanding principal balance; however, the actual availability is dependent on the amount of eligible loans that serve as the collateral for such borrowings.

Borrowing Restrictions and Limitations
All of the Company’s borrowing under the Senior Credit Facility, securitization notes and the Conduit Facility contain various restrictions and limitations that may affect the Company's business and affairs. These include, but are not limited to, restrictions and limitations relating to its ability to incur indebtedness and other obligations, to make investments and acquisitions and to pay dividends. The Company is also required to maintain certain financial ratios and comply with other financial and performance covenants. The failure of the Company to comply with any of these provisions, or to pay its obligations, could result in foreclosure by the lenders of their security interests in the Company’s assets, and could otherwise have a material adverse effect on the Company. The Company was in compliance with all of the financial covenants as of June 30, 2014.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

Note 16 — Income Taxes
In accordance with ASC 740-270, Accounting for Income Taxes in Interim Periods, the income tax provision for the three and six months ended June 30, 2014 was determined using an estimated annual effective tax rate based on estimated income before provision for income taxes for the full year ending December 31, 2014.
The income tax provision for the three and six months ended June 30, 2013 was determined based on pre-tax book income for the three and six months ended June 30, 2013, which was then adjusted for book-tax differences; however, because the Company included, prior to the Reorganization Transactions, U.S. entities not taxed at the corporate level, non-U.S. disregarded entities, differences in tax rates between the U.S. and foreign jurisdictions, valuation allowances on its foreign and domestic net operating losses and other deferred tax assets, and rate change adjustments in calculating its income tax provision, the Company's estimated effective tax rate differed significantly from the federal statutory rate of 35% for the three and six months ended June 30, 2013.

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
In connection with the Company's lease of an aircraft from Banc of America Leasing & Capital, LLC, Mr. Cloobeck entered into a guaranty in favor of Banc of America Leasing & Capital, LLC. Pursuant to this guaranty, Mr. Cloobeck guarantees the Company's lease payments and any related indebtedness to Banc of America Leasing & Capital, LLC. In connection with this aircraft lease and pursuant to this lease agreement, the Company paid Banc of America Leasing & Capital, LLC $0.3 million for each of the three months ended June 30, 2014 and 2013, and $0.6 million for each of the six months ended June 30, 2014 and 2013. The Company did not compensate Mr. Cloobeck for providing such guaranties.
In addition, the Company leases office and other equipment under both long-term and short-term lease arrangements, which are generally classified as operating leases.
Purchase Obligations
The Company has entered into various purchase obligations relating to sales center remodeling, property amenity improvement and corporate office expansion projects. The total remaining commitment was $1.9 million as of June 30, 2014.
Long-Term Incentive Plan
During the three months ended March 31, 2014, the Company implemented a long-term incentive plan to retain certain key management personnel (none of whom are executive officers of the Company). All amounts due under this plan are payable in the first quarter of 2016 if certain Company objectives are met and the respective participants are actively employed by the Company at such time. The Company granted a total of $3.5 million in long-term incentives under this plan, which is being expensed ratably during the two-year period ending December 31, 2015.

Note 18 — Fair Value Measurements
ASC 820, "Fair Value Measurements" ("ASC 820"), defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP and expands disclosures about fair value measurements. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

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

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

As of June 30, 2014, the only assets and liabilities of the Company measured at fair value on a recurring basis were its derivative instruments, which consisted of the March 2014 Swap, the April 2014 Swap and the June 2014 Swap. The March 2014 Swap, the April 2014 Swap and the June 2014 Swap had an aggregate fair value of $0.2 million based on valuation reports provided by counterparties and were classified as Level 3, based on the fact that the credit risk data used for the valuation is not directly observable and cannot be corroborated by observable market data. The Company’s assessment of the significant inputs to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. See "Note 3—Concentrations of Risk" for further detail on these swap agreements.
As of June 30, 2014, mortgages and contracts receivable had a balance of $428.9 million, net of allowance. The allowance for loan and contract losses against the mortgages and contracts receivable is derived using a static pool analysis to develop historical default percentages based on FICO scores to apply to the mortgage and contract population. The Company evaluates other factors such as economic conditions, industry trends and past due aging reports in order to determine the adjustments needed to true up the allowance, which adjusts the carrying value of mortgages and contracts receivable to management's best estimate of collectability. As a result of such evaluation, the Company believes that the carrying value of the mortgages and contracts receivable approximated its fair value at June 30, 2014. These financial assets were classified as Level 3 as there is little market data available.
As of June 30, 2014, the borrowings under the Senior Credit Facility were classified as Level 2 based on an internal analysis performed by the Company utilizing the discounted cash flow model. The Company believes the fair value of the Senior Credit Facility approximated its carrying value at such date due to the fact that it was recently issued and, therefore, measured using other significant observable inputs including the current refinancing activities.
As of June 30, 2014, the Company’s DROT 2011 Notes, DROT 2013-1 Notes, the Tempus 2013 Notes and DROT 2013-2 Notes were classified as Level 2. The fair value of the DROT 2011 Notes, DROT 2013-1 Notes and DROT 2013-2 Notes, was determined with the assistance of an investment banking firm, which the Company believes approximated similar instruments in active markets. The Company believes the fair value of the Tempus 2013 Notes approximated their carrying value due to the fact that they were recently issued and, therefore measured using other significant observable inputs including the current refinancing activities.
As of June 30, 2014, the Quorum Facility and the Island One Quorum Funding Facility were classified as Level 2 based on an internal analysis performed by the Company utilizing the discounted cash flow model and the quoted prices for identical or similar instruments in markets that are not active.
As of June 30, 2014, the fair value of all other debt instruments was not calculated based on the fact that they were either due within one year or were immaterial.
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
As of December 31, 2013, the fair value of all other debt instruments was not calculated based on the fact that they were either due within one year or were immaterial.

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
The carrying values and estimated fair values of the Company's financial instruments as of June 30, 2014 were as follows (in thousands):

	Carrying Value	Total Estimated Fair Value	Estimated Fair Value (Level 2)	Estimated Fair Value (Level 3)
Assets:
Mortgages and contracts receivable, net	$428,863	$428,863	$—	$428,863
Total assets	$428,863	$428,863	$—	$428,863
Liabilities:
Senior Credit Facility, net	$442,813	$442,813	$442,813	$—
Securitization notes and Funding Facilities, net	411,929	413,050	413,050	—
Notes payable	5,074	5,074	5,074	—
Total liabilities	$859,816	$860,937	$860,937	$—

The carrying values and estimated fair values of the Company's financial instruments as of December 31, 2013 were as follows (in thousands):

	Carrying Value	Total Estimated Fair Value	Estimated Fair Value (Level 2)	Estimated Fair Value (Level 3)
Assets:
Mortgages and contracts receivable, net	$405,454	$405,454	$—	$405,454
Total assets	$405,454	$405,454	$—	$405,454
Liabilities:
Senior Secured Notes, net	$367,892	$413,756	$413,756	$—
Securitization notes and Funding Facilities, net	391,267	392,317	392,317	—
Notes payable	23,150	23,095	23,095	—
Total liabilities	$782,309	$829,168	$829,168	$—

Note 19 — Stock-Based Compensation
On July 8, 2013, the board of directors of the Company approved the Diamond Resorts International, Inc. 2013 Incentive Compensation Plan (the "2013 Plan"), which authorized the issuance of non-qualified and incentive stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock, performance units, other stock-based awards and annual cash incentive awards to: (i) officers and employees of the Company or any of the Company's subsidiaries (including leased employees and co-employees with a professional employer organization), (ii) non-employee directors of the Company or (iii) a consultant or advisor to the Company or any of its subsidiaries (collectively, the “Eligible Persons”). Under the 2013 Plan, a total of 9,733,245 shares of common stock are authorized for issuance. As of June 30, 2014, 1,565,960 shares remained available for issuance under the 2013 Plan.
On July 18, 2013, the Company granted to the former holders of DRP Class B common units ("BCUs") non-qualified stock options, which were immediately vested, exercisable for an aggregate of 3,760,215 shares of common stock, at an option price of $14.00 per share, in part to maintain the incentive value intended when the Company originally issued those BCUs to these individuals and to provide an incentive for such individuals to continue providing service to the Company. The grantees of these immediately vested options include Messrs. Cloobeck, Kraff, David F. Palmer (President and Chief Executive Officer of the Company), Bentley, Lanznar and two employees of the Company. Messrs. Cloobeck, Palmer, Bentley and Lanznar are not employed or compensated directly by the Company, but are rather employed or independently contracted and compensated by HM&C pursuant to the HM&C Agreement. See "Note 6—Transactions with Related Parties" for further detail on the HM&C Agreement.

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
On June 9, 2014, the Company issued non-qualified stock options exercisable for an aggregate of 20,000 shares of common stock to Eligible Persons at an option price of $20.60 per share with a service-only vesting condition. 25% of options vested immediately on the grant date and the remaining 75% vests equally on each of the next three anniversary dates. All options issued on June 9, 2014 expire on June 9, 2024.
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
The Company utilizes the Black-Scholes option-pricing model to estimate the fair value of the stock options granted to its employees and Non-Employees. At June 30, 2014, the expected volatility was calculated based on the historical volatility of the stock prices for a group of identified peer companies for the expected term of the stock options on the grant date (which is significantly greater than the volatility of the S&P 500® index as a whole during the same period) due to the lack of historical stock trading prices of the Company. The average expected option life represented the period of time the stock options were expected to be outstanding at the issuance date based on management’s estimate using the simplified method prescribed under SEC Staff Accounting Bulletin Topic 14 Share-Based Payment ("SAB 14") for employee grants and contractual terms for non-employee grants. The risk-free interest rate was calculated based on U.S. Treasury zero-coupon yield with a remaining term that approximated the expected option life assumed at the date of issuance. The expected annual dividend per share was 0% based on the Company’s expected dividend rate.
The following table sets forth fair value per share information, including related assumptions, used to determine compensation cost for the Company’s non-qualified stock options consistent with the requirements of ASC 718.

	For the six months ended
	June 30, 2014
	Non-Employees	Company Employees
Weighted average fair value per share	$13.6	$8.0
Expected stock price volatility	52.7%	52.8%
Expected option life (years)	6.00	6.00
Risk-free interest rate	1.71%	1.71%
Expected annual dividend yield	—%	—%

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

Stock option activity related to grants issued to the Non-Employees and employees of the Company during the six months ended June 30, 2014 was as follows:

	Non-Employees				Company Employees
	Options (In thousands)	Weighted-Average Exercise Price (Per Share)	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)	Options (In thousands)	Weighted-Average Exercise Price (Per Share)	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2014	4,458	$14.00	9.5	$19,882	2,128	$14.34	9.5	$8,776
Granted	550	18.60	9.7		970	18.64
Exercised	—	—			(22)	14.00
Forfeited	—	—			(50)	16.09
Outstanding at June 30, 2014	5,008	$14.51	9.1	$43,893	3,026	$15.69	9.2	$22,941
Exercisable at June 30, 2014	3,868	$14.16	9.0	$35,226	1,029	$15.24	9.2	$8,257
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been realized by the option holders had all option holders exercised their options on June 30, 2014. The intrinsic value of a stock option is the excess of the Company’s closing stock price on that date over the exercise price, multiplied by the number of shares subject to the option.
The following table summarizes the Company’s unvested stock option activity for the six months ended June 30, 2014:

	Non-Employees		Company Employees
	Options (In thousands)	Weighted-Average Exercise Price (Per Share)	Options (In thousands)	Weighted-Average Exercise Price (Per Share)
Unvested at January 1, 2014	727	$14.00	1,389	$14.39
Granted	550	18.60	970	18.64
Vested	(137)	18.60	(242)	18.64
Forfeited or expired	—	—	(50)	16.09
Unvested at June 30, 2014	1,140	$15.67	2,067	$15.84
During the six months ended June 30, 2014, the Company issued restricted common stock to certain members of the board of directors of the Company, which vest equally on each of the next three anniversary dates from the grant date. The following table summarizes the Company’s unvested restricted stock activity for the six months ended June 30, 2014:

	Shares (In thousands)	Weighted-Average Exercise Price (Per Share)
Unvested at January 1, 2014	32	$14.46
Granted	23	19.16
Vested	—	—
Forfeited or expired	—	—
Unvested at June 30, 2014	55	$16.45
During the six months ended June 30, 2014, the Company issued shares of common stock to the members of the board of directors of the Company (other than Messrs. Cloobeck, Palmer and Kraff), the values of which were measured at the trading prices of the Company's common stock on the issuance dates. The value of the restricted stock is being amortized on a straight-line basis over its three-year vesting period and the value of the common stock was being amortized on a straight-line basis through December 31, 2014.
The following table summarizes the Company’s stock-based compensation expense for the three and six months ended June 30, 2014 (in thousands). Stock options issued to employees of HM&C are deemed Non-Employee Grants.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

	Three months ended June 30, 2014	Six months ended June 30, 2014
Non-Employee stock option grants	$2,448	$4,071
Company employee grants	1,389	4,262
Common stock and restricted stock grants issued to members of the board of directors	329	529
Total	$4,166	$8,862
In accordance with SAB 14, the Company records stock-based compensation to the same line item on the statement of operations as the grantees' cash compensation. In addition, the Company records stock-based compensation to the same business segment on the statement of operations as the grantees' cash compensation for segment reporting purposes in accordance with ASC 280, "Segment Reporting."
The following table summarizes the effect of the stock-based compensation for the three and six months ended June 30, 2014 (in thousands):

	Three months ended June 30, 2014				Six months ended June 30, 2014
	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total
Management and member services	$275	$—	$—	$275	$964	$—	$—	$964
Advertising, sales and marketing	—	340	—	340	—	1,266	—	1,266
Vacation Interest carrying cost, net	—	51	—	51	—	147	—	147
Loan portfolio	—	79	—	79	—	236	—	236
General and Administrative	—	—	3,421	3,421	—	—	6,249	6,249
Total	$275	$470	$3,421	$4,166	$964	$1,649	$6,249	$8,862
The following table summarizes the Company’s unrecognized stock-based compensation expense as of June 30, 2014 (dollars in thousands):

	Non-Employees Grants	Company Employees Grants	Director Common Stock and Restricted Stock Grants	Total
Unrecognized stock-based compensation expense	$11,881	$12,545	$963	$25,389
Weighted-average remaining amortization period	2.3	2.3	1.7	2.3
Note 20 — Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

	Cumulative Translation Adjustment	Post-retirement Benefit Plan	Other	Total
Balance, December 31, 2013	$(14,171)	$(2,064)	$58	$(16,177)
Period change	1,511	85	(5)	1,591
Balance, June 30, 2014	$(12,660)	$(1,979)	$53	$(14,586)

Note 21 — Net income (loss) per share
The Company calculates net income per share in accordance with ASC Topic 260, "Earnings Per Share." Basic net income (loss) per share is calculated by dividing net income or loss for common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share is calculated by dividing net income

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

(loss) by weighted-average common shares outstanding during the period plus potentially dilutive common shares, such as stock options and restricted stock.
Dilutive potential common shares are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all options and restricted stock are used to repurchase common stock at market value. The amount of shares remaining after the proceeds are exhausted represents the potentially dilutive effect of the securities.
For the three months ended June 30, 2014, potentially dilutive stock options and restricted stock excluded from the net income per share computation were 733,390 and 13,619, respectively, as their effect would be antidilutive due to the net loss reported by the Company. For the three and six months ended June 30, 2013, the Company did not have any outstanding stock options or restricted stock.
The table below sets forth the computation of basic and diluted net (loss) income per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Computation of Basic Net (Loss) income Per Share:
Net (loss) income	$(2,731)	$17,956	$11,279	$20,229
Weighted average shares outstanding	75,456	54,058	75,443	54,058
Basic net (loss) income per share	$(0.04)	$0.33	$0.15	$0.37

Computation of Diluted Net (Loss) Income Per Share:
Net (loss) income	$(2,731)	$17,956	$11,279	$20,229
Weighted average shares outstanding	75,456	54,058	75,443	54,058
Effect of dilutive securities:
Restricted stock (a)	—	—	12	—
Options to purchase common stock	—	—	613	—
Shares for diluted net income per share	75,456	54,058	76,068	54,058
Diluted net (loss) income per share	$(0.04)	$0.33	$0.15	$0.37
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
The Company’s net obligation in respect of the Defined Benefit Plan is calculated by estimating the amount of future benefit that employees have earned in the current financial period and prior periods. The recording of the Defined Benefit Plan resulted in the recognition of (i) an unfunded pension liability of $2.9 million as of June 30, 2014, (ii) service costs, interest costs and amortized prior service costs of $0.1 million and $0.2 million for the three and six months ended June 30, 2014, and (iii) other comprehensive loss of $2.0 million for the accumulated benefit obligation of the Defined Benefit Plan related to the years prior to January 1, 2012. During the three months ended June 30, 2014, a de minimis amount of benefits were paid to employees in accordance with the Defined Benefit Plan. During the six months ended June 30, 2014, benefits totaling $0.1 million were paid to employees in accordance with the Defined Benefit Plan.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

A summary of benefit obligations, fair value of plan assets and funded status is as follows (in thousands):

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Projected obligations at the beginning of the period	$2,884	$2,910
Service costs	42	84
Interest costs	25	49
Benefits paid	(31)	(123)
Projected obligations at June 30, 2014	$2,920	$2,920
At June 30, 2014 and December 31, 2013, the Company had no plan assets. The benefit obligation and plan assets as of June 30, 2014 and December 31, 2013 were as follows (in thousands):

	June 30, 2014	December 31, 2013
Fair value of plan assets	$—	$—
Benefit obligation	(2,920)	(2,910)
Unfunded obligation	$(2,920)	$(2,910)
Weighted-average assumptions used to determine net periodic benefit cost for the three and six months ended June 30, 2014 were as follows:

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Settlement (discount) rate	4.11%	4.11%
Increase in future compensation	3.00%	3.00%
Amounts recognized in accumulated other comprehensive loss as of June 30, 2014 and December 31, 2013 consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Net loss	$223	$223
Prior year service cost	1,756	1,841
Total amounts included in accumulated other comprehensive loss	$1,979	$2,064
Components of net periodic benefit costs for the three and six months ended June 30, 2014 were as follows (in thousands):

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Service cost	$42	$84
Interest cost	25	49
Amortization of prior service costs	42	85
Net pension cost	$109	$218
Other changes in plan assets and projected benefit obligations recognized in other comprehensive loss for the three and six months ended June 30, 2014 were as follows (in thousands):

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Total recognized in other comprehensive loss - amortization of prior service costs	$(42)	$(85)
Net pension cost	109	218
Total recognized in net pension cost and other comprehensive loss	$67	$133

Note 23 — Segment Reporting
The Company presents its results of operations in two segments: (i) Hospitality and Management Services, which includes operations related to the management of resort properties and the Collections, operations of the Clubs, operations of

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

the properties located in St. Maarten for which the Company functions as the HOA, food and beverage venues owned and managed by the Company and the provision of other hospitality and management services, and (ii) Vacation Interest Sales and Financing, which includes operations relating to the marketing and sales of Vacation Interests, as well as the consumer financing activities related to such sales. While certain line items reflected on the statement of operations and comprehensive income fall completely into one of these business segments, other line items relate to revenues or expenses that are applicable to more than one segment. For line items that are applicable to more than one segment, revenues or expenses are allocated by management, which involves significant estimates. Certain expense items (principally corporate interest expense and depreciation and amortization) are not, in management’s view, allocable to either of these business segments, as they apply to the entire Company. In addition, general and administrative expenses (which exclude Hospitality and Management Services related overhead that is allocated to the HOAs and Collections) are not allocated to either of these business segments because, historically, management has not allocated these expenses for purposes of evaluating the Company’s different operational divisions. Accordingly, these expenses are presented under Corporate and Other.
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
Information about the Company’s operations in different business segments for the periods presented below is as follows:

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS BY BUSINESS SEGMENT
For the Three Months Ended June 30, 2014 and 2013
(In thousands)
(Unaudited)

	Three Months Ended June 30, 2014				Three Months Ended June 30, 2013

	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total
Revenues:
Management and member services	$39,219	$—	$—	$39,219	$31,107	$—	$—	$31,107
Consolidated resort operations	9,621	—	—	9,621	8,519	—	—	8,519
Vacation Interest sales, net of provision of $0, $12,843, $0, $12,843, $0, $9,208, $0, and $9,208, respectively	—	130,005	—	130,005	—	110,439	—	110,439
Interest	—	15,759	447	16,206	—	13,192	415	13,607
Other	3,173	10,790	—	13,963	2,816	7,385	—	10,201
Total revenues	52,013	156,554	447	209,014	42,442	131,016	415	173,873
Costs and Expenses:
Management and member services	5,881	—	—	5,881	8,765	—	—	8,765
Consolidated resort operations	8,675	—	—	8,675	8,845	—	—	8,845
Vacation Interest cost of sales	—	15,462	—	15,462	—	9,000	—	9,000
Advertising, sales and marketing	—	71,107	—	71,107	—	60,595	—	60,595
Vacation Interest carrying cost, net	—	6,729	—	6,729	—	10,750	—	10,750
Loan portfolio	268	2,091	—	2,359	258	2,496	—	2,754
Other operating	—	5,266	—	5,266	—	2,238	—	2,238
General and administrative	—	—	23,264	23,264	—	—	21,698	21,698
Depreciation and amortization	—	—	8,269	8,269	—	—	6,075	6,075
Interest expense	—	3,556	13,827	17,383	—	4,106	20,688	24,794
Loss on extinguishment of debt	—	—	46,807	46,807	—	—	—	—
Impairments and other write-offs	—	—	35	35	—	—	—	—
Gain on disposal of assets	—	—	(149)	(149)	—	—	(38)	(38)
Adjustment to gain on bargain purchase from business combinations	—	—	—	—	—	—	30	30
Total costs and expenses	14,824	104,211	92,053	211,088	17,868	89,185	48,453	155,506
Income (loss) before provision for income taxes	37,189	52,343	(91,606)	(2,074)	24,574	41,831	(48,038)	18,367
Provision for income taxes	—	—	657	657	—	—	411	411
Net income (loss)	$37,189	$52,343	$(92,263)	$(2,731)	$24,574	$41,831	$(48,449)	$17,956

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS BY BUSINESS SEGMENT
For the Six Months Ended June 30, 2014 and 2013
(In thousands)
(Unaudited)

	Six Months Ended June 30, 2014				Six Months Ended June 30, 2013

	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total
Revenues:
Management and member services	$77,443	$—	$—	$77,443	$62,694	$—	$—	$62,694
Consolidated resort operations	18,344	—	—	18,344	17,139	—	—	17,139
Vacation Interest sales, net of provision of $0, $24,276, $0, $24,276, $0, $15,880, $0, and $15,880, respectively	—	235,902	—	235,902	—	202,107	—	202,107
Interest	—	31,016	864	31,880	—	26,050	812	26,862
Other	5,334	21,336	—	26,670	6,307	12,216	—	18,523
Total revenues	101,121	288,254	864	390,239	86,140	240,373	812	327,325
Costs and Expenses:
Management and member services	14,828	—	—	14,828	18,544	—	—	18,544
Consolidated resort operations	16,446	—	—	16,446	16,567	—	—	16,567
Vacation Interest cost of sales	—	28,364	—	28,364	—	26,846	—	26,846
Advertising, sales and marketing	—	131,882	—	131,882	—	110,954	—	110,954
Vacation Interest carrying cost, net	—	14,604	—	14,604	—	18,987	—	18,987
Loan portfolio	510	4,339	—	4,849	504	4,755	—	5,259
Other operating	—	10,803	—	10,803	—	2,606	—	2,606
General and administrative	—	—	47,456	47,456	—	—	44,498	44,498
Depreciation and amortization	—	—	16,330	16,330	—	—	12,329	12,329
Interest expense	—	6,925	27,073	33,998	—	8,184	41,452	49,636
Loss on extinguishment of debt	—	—	46,807	46,807	—	—	—	—
Impairments and other write-offs	—	—	42	42	—	—	79	79
Gain on disposal of assets	—	—	(153)	(153)	—	—	(88)	(88)
Adjustment to gain on bargain purchase from business combinations	—	—	—	—	—	—	30	30
Total costs and expenses	31,784	196,917	137,555	366,256	35,615	172,332	98,300	306,247
Income (loss) before provision for income taxes	69,337	91,337	(136,691)	23,983	50,525	68,041	(97,488)	21,078
Provision for income taxes	—	—	12,704	12,704	—	—	849	849
Net income (loss)	$69,337	$91,337	$(149,395)	$11,279	$50,525	$68,041	$(98,337)	$20,229

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

Note 24 — Loss on Extinguishment of Debt
On May 9, 2014, the Company repaid all outstanding indebtedness under the ILXA Inventory Loan, the Tempus Inventory Loan and the DPM Inventory Loan using a portion of the proceeds from the term loan portion of the Senior Credit Facility. The unamortized debt issuance costs on the ILX Inventory Loan and the Tempus Inventory Loan were recorded as a loss on extinguishment of debt.
In addition, on May 9, 2014, the Company terminated the 2013 Revolving Credit Facility in conjunction with its entry into the Senior Credit Facility and recorded the unamortized debt issuance costs as a loss on extinguishment of debt.
On June 9, 2014, the Company redeemed all of the remaining outstanding principal amount under the Senior Secured Notes using a portion of the proceeds from the term loan portion of the Senior Credit Facility. As a result, $30.2 million of redemption premium, $9.4 million of unamortized debt issuance cost and $6.1 million unamortized debt discount were recorded as a loss on extinguishment of debt. See "Note 15—Borrowings" for further detail on these transactions.
Loss on extinguishment of debt consisted of the following for the three and six months ended June 30, 2014:

Three and Six Months ended June 30, 2014
Senior Secured Notes	$45,767
2013 Revolving Credit Facility	932
ILXA Inventory Loan	83
Tempus Inventory Loan	25
Total loss on extinguishment of debt	$46,807

Note 25 — Subsequent Events
The Company has evaluated all events or transactions that occurred after June 30, 2014. During this period, up to the filing date, the Company did not identify any subsequent events, the effects of which would require disclosure or adjustment to condensed consolidated balance sheets or condensed consolidated statements of operations and comprehensive income.

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
Our actual results may differ materially from those expressed in, or implied by, the forward-looking statements included in this Quarterly Report as a result of various factors, including, among others:

•	adverse trends or disruptions in economic conditions generally or in the vacation ownership, vacation rental and travel industries;

•	adverse changes to, or interruptions in, relationships with our affiliates and other third parties, including termination of our hospitality management contracts;

•	our ability to maintain an optimal inventory of vacation ownership interests ("VOI" or "Vacation Interests") for sale overall, as well as in specific multi-resort trusts (the "Collections");

•	our ability to sell, securitize or borrow against our consumer loans;

•	decreased demand from prospective purchasers of VOIs;

•	adverse events or trends in vacation destinations and regions where the resorts in our network are located;

•	changes in our senior management;

•	our ability to comply with regulations applicable to the vacation ownership industry;

•	the effects of our indebtedness and our compliance with the terms thereof;

•	changes in the interest rate environment and their effects on our outstanding indebtedness;

•	our ability to successfully implement our growth strategy;

•	our ability to compete effectively; and

•	other risks and uncertainties discussed in "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2013 (the "2013 Form 10-K").
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

Overview

We are a global leader in the hospitality and vacation ownership industry, with an ownership base of more than 513,000 owner-families, or members, and a worldwide network of 313 destinations located in 35 countries, throughout the world, including the continental United States ("U.S."), Hawaii, Canada, Mexico, the Caribbean, Central America, South America, Europe, Asia, Australia and Africa. Our resort network includes 93 resort properties with approximately 11,000 units that we manage and 216 affiliated resorts and four cruise itineraries (as of June 30, 2014), which we do not manage and do not carry our brand, but are a part of our network and are available for our members to use as vacation destinations. For financial reporting purposes, our business consists of two segments: (i) Hospitality and Management Services, which is comprised of our hospitality and management services operations, including our operations related to the management of our resort properties, the Collections and the Clubs, and (ii) Vacation Interest Sales and Financing, which is comprised of our marketing and sales of VOIs and the consumer financing of purchases of VOIs. Our Clubs include THE Club, which provides members access to all resorts in our network and offers the full range of member services, as well as other Clubs that enable their members to use their points to stay at specified resorts in our network and provide their members with a more limited offering of benefits. We refer to THE Club and other Club offerings as “the Clubs.”
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
On September 11, 2013, we entered into the $25.0 million 2013 Revolving Credit Facility with an affiliate of Credit Suisse AG, acting as the administrative agent for a group of lenders. The 2013 Revolving Credit Facility provided that, subject to customary borrowing conditions, we could, from time to time prior to the fourth anniversary of the effective date of the 2013 Revolving Credit Facility, borrow, repay and re-borrow loans in an aggregate amount outstanding at any time not to exceed $25.0 million, and borrowings under the 2013 Revolving Credit Facility bore interest, at our option, at a variable rate equal to the sum of LIBOR plus 4.0% per annum or an adjusted base rate plus 3% per annum. See "Liquidity and Capital Resources—Indebtedness—2013 Revolving Credit Facility" for the definition of and additional detail on the 2013 Revolving Credit Facility.
On September 27, 2013, we paid approximately $10.3 million to repurchase warrants to purchase shares of common stock of DRC, and, substantially concurrently therewith, we borrowed approximately $15.0 million under the 2013 Revolving Credit Facility. On October 25, 2013, we repaid in full the $15.0 million then-outstanding principal balance under the 2013 Revolving Credit Facility using the proceeds from borrowings under the Conduit Facility, as defined in "Liquidity and Capital Resources" below.
Entry into Senior Credit Facility, Redemption of Senior Secured Notes and Repayment of Other Indebtedness
On May 9, 2014, we and DRC entered into a credit agreement (the "Senior Credit Facility Agreement") with Credit Suisse AG, acting as the administrative agent and the collateral agent for various lenders. The Senior Credit Facility Agreement provides for a $470.0 million senior secured credit facility (the "Senior Credit Facility"), which includes a $445.0 million term loan, issued with 0.50% of original issue discount, with a term of seven years and a $25.0 million revolving line of credit with a term of five years. Borrowings under the Senior Credit Facility bear interest, at our option, at a variable rate equal to LIBOR plus 450 basis points, with a one percent LIBOR floor applicable only to the term loan portion of the Senior Credit Facility, or an alternate base rate plus 350 basis points. Borrowings under the Senior Credit Facility are secured on a senior basis by substantially all of our assets.
We used the proceeds of the term loan portion of the Senior Credit Facility, as well as approximately $5.4 million of cash on hand, to fund the approximately $418.9 million redemption amount for the outstanding Senior Secured Notes, which included $374.4 million in aggregate principal amount of Senior Secured Notes, $30.2 million representing the applicable redemption premium and $14.2 million of accrued and unpaid interest up to (but excluding) the June 9, 2014 redemption date, and to repay all outstanding indebtedness, together with accrued interest and fees, under the ILXA Inventory Loan, the Tempus Inventory Loan and the DPM Inventory Loan. In conjunction with our entry into the Senior Credit Facility, we also terminated the 2013 Revolving Credit Facility, under which no borrowings were outstanding immediately prior to its termination.
See “Liquidity and Capital Resources—Indebtedness" for applicable definitions of, and further detail on, these transactions.

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
On August 31, 2010, we acquired from ILX Resorts Incorporated certain resort management agreements, unsold VOIs and the rights to recover and resell such interests, a portfolio of consumer loans and certain real property and other assets (the “ILX Acquisition”), which added ten additional resorts to our resort network.
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
The above transactions were effected through special-purpose subsidiaries and were structured such that we held the acquired assets, and assumed certain related liabilities, through special-purpose subsidiaries. The respective lenders to each special-purpose subsidiary had recourse only to such entity and thus the specific assets that were acquired in each transaction; however, such indebtedness was included in our consolidated balance sheets. On May 9, 2014, all outstanding indebtedness of these special-purpose subsidiaries was repaid in full and these subsidiaries ceased to be special-purpose subsidiaries and became guarantor subsidiaries under the Senior Credit Facility. In the future, we may pursue other transactions that could use similar special-purpose entities in similar structures, and these entities may also be required to be consolidated on our financial statements.

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

Comparison of the Three Months Ended June 30, 2014 to the Three Months Ended June 30, 2013

	Three Months Ended June 30, 2014				Three Months Ended June 30, 2013
	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total
	(In thousands)
	(Unaudited)
Revenues:
Management and member services	$39,219	$—	$—	$39,219	$31,107	$—	$—	$31,107
Consolidated resort operations	9,621	—	—	9,621	8,519	—	—	8,519
Vacation Interest sales, net of provision $0, $12,843, $0, $12,843, $0, $9,208, $0 and $9,208, respectively	—	130,005	—	130,005	—	110,439	—	110,439
Interest	—	15,759	447	16,206	—	13,192	415	13,607
Other	3,173	10,790	—	13,963	2,816	7,385	—	10,201
Total revenues	52,013	156,554	447	209,014	42,442	131,016	415	173,873
Costs and Expenses:
Management and member services	5,881	—	—	5,881	8,765	—	—	8,765
Consolidated resort operations	8,675	—	—	8,675	8,845	—	—	8,845
Vacation Interest cost of sales	—	15,462	—	15,462	—	9,000	—	9,000
Advertising, sales and marketing	—	71,107	—	71,107	—	60,595	—	60,595
Vacation Interest carrying cost, net	—	6,729	—	6,729	—	10,750	—	10,750
Loan portfolio	268	2,091	—	2,359	258	2,496	—	2,754
Other operating	—	5,266	—	5,266	—	2,238	—	2,238
General and administrative	—	—	23,264	23,264	—	—	21,698	21,698
Depreciation and amortization	—	—	8,269	8,269	—	—	6,075	6,075
Interest expense	—	3,556	13,827	17,383	—	4,106	20,688	24,794
Loss on extinguishment of debt	—	—	46,807	46,807	—	—	—	—
Impairments and other write-offs	—	—	35	35	—	—	—	—
Gain on disposal of assets	—	—	(149)	(149)	—	—	(38)	(38)
Adjustment to gain on bargain purchase from business combinations	—	—	—	—	—	—	30	30
Total costs and expenses	14,824	104,211	92,053	211,088	17,868	89,185	48,453	155,506
Income (loss) before provision for income taxes	37,189	52,343	(91,606)	(2,074)	24,574	41,831	(48,038)	18,367
Provision for income taxes	—	—	657	657	—	—	411	411
Net income (loss)	$37,189	$52,343	$(92,263)	$(2,731)	$24,574	$41,831	$(48,449)	$17,956

Revenues
Total revenues increased $35.1 million, or 20.2%, to $209.0 million for the three months ended June 30, 2014 from $173.9 million for the three months ended June 30, 2013. Total revenues in our Hospitality and Management Services segment grew by $9.6 million, or 22.6%, to $52.0 million for the three months ended June 30, 2014 from $42.4 million for the three months ended June 30, 2013. This growth was driven by increases in management fees as a result of the inclusion of the managed resorts from the Island One Acquisition and the PMR Service Companies Acquisition (both completed in July 2013), increases in operating costs at the resort level, which generated higher same-store management fee revenue, and increases in revenue from our Club operations. Total revenues in our Vacation Interest Sales and Financing segment increased $25.5 million, or 19.5%, to $156.6 million for the three months ended June 30, 2014 from $131.0 million for the three months ended June 30, 2013. The increase was attributable to the increase in Vacation Interest sales, net, interest and other revenue. Revenue in our Corporate and Other segment was $0.4 million for each of the three months ended June 30, 2014 and June 30, 2013.
Management and Member Services. Total management and member services revenue, which is recorded in our Hospitality and Management Services segment, increased $8.1 million, or 26.1%, to $39.2 million for the three months ended June 30, 2014 from $31.1 million for the three months ended June 30, 2013. Management fees increased as a result of the inclusion of the managed resorts from the Island One Acquisition and the PMR Service Companies Acquisition for the three months ended June 30, 2014 and increases in operating costs at the resort level, which generated higher management fee revenue on a same-store basis from 79 cost-plus management agreements. We also experienced higher revenue from our Club operations in the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, due to higher membership count as a result of the Island One Acquisition and the PMR Service Companies Acquisition. We had a total of approximately 201,000 and 172,000 members in the Clubs as of June 30, 2014 and 2013, respectively. These increases were partially offset by the elimination of commissions earned on the fee-for-service management agreements with Island One, Inc., which were terminated in conjunction with the Island One Acquisition on July 24, 2013.
Consolidated Resort Operations. Consolidated resort operations revenue, which is recorded in our Hospitality and Management Services segment, increased $1.1 million, or 12.9%, to $9.6 million for the three months ended June 30, 2014 from $8.5 million for the three months ended June 30, 2013. The increase was primarily due to the retail ticket sales operations acquired in the Island One Acquisition, higher food and beverage revenues at certain restaurants that we own and manage and higher owner maintenance fee and assessment revenue recorded by our two resorts in St. Maarten. These increases were partially offset by lower revenue as a result of the outsourcing of the management of certain golf courses during the second half of 2013.
Vacation Interest Sales, Net. Vacation Interest sales, net, in our Vacation Interest Sales and Financing segment increased $19.6 million, or 17.7%, to $130.0 million for the three months ended June 30, 2014 from $110.4 million for the three months ended June 30, 2013. The increase in Vacation Interest sales, net, was attributable to a $23.2 million increase in Vacation Interest sales revenue, partially offset by a $3.6 million increase in our provision for uncollectible Vacation Interest sales revenue.
The $23.2 million increase in Vacation Interest sales revenue during the three months ended June 30, 2014 compared to the three months ended June 30, 2013 was generated by sales growth on a same-store basis from 47 sales centers due to an increase in the number of transactions and a higher average sales price per transaction, as well as the revenue contribution from our sales centers acquired in connection with the Island One Acquisition. Our total number of sales presentations ("tours") increased to 58,267 for the three months ended June 30, 2014 from 55,650 for the three months ended June 30, 2013, primarily due to the expansion of our lead-generation and marketing programs. We closed a total of 8,276 VOI sales transactions during the three months ended June 30, 2014, compared to 7,518 transactions during the three months ended June 30, 2013. Our closing percentage (which represents the percentage of VOI sales closed relative to the total number of tours at our sales centers during the period presented) increased to 14.2% for the three months ended June 30, 2014 from 13.5% for the three months ended June 30, 2013. VOI sales price per transaction increased to $17,713 for the three months ended June 30, 2014 from $16,012 for the three months ended June 30, 2013, due principally to a change in our focus on selling larger point packages and the success of the sales and marketing initiatives implemented in association with this strategy.
Sales incentives increased $2.7 million, or 128.3% to $4.8 million for the three months ended June 30, 2014 from $2.1 million for the three months ended June 30, 2013. As a percentage of gross Vacation Interest sales revenue, sales incentives were 3.4% for the three months ended June 30, 2014 compared to 1.8% for the three months ended June 30, 2013. The amount we record as sales incentives in each reporting period is reduced by an estimate of the amount of such sales incentives that we do not expect customers to redeem. During the first half of 2013, we completed the process of collecting adequate data regarding historical usage of our sales incentives provided under a program implemented in December 2011 and, as a result, the amount recorded as sales incentives for this period was reduced, and our Vacation Interest sales revenue was increased, by $0.8 million relating to the expiration, and expected future expiration, of sales incentives provided to customers prior to the three months ended June 30, 2013. No such reduction of sales incentives relating to prior periods was recorded for the three months ended June 30, 2014. In addition, due to the ongoing success of the program implemented in December 2011, usage of sales incentives has continued to trend upward resulting in an increase in sales incentives recorded for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013. Excluding the $0.8 million reduction in the three months ended June 30, 2013, sales incentives as a percentage of gross Vacation Interest sales revenue increased to 3.4% for the three months ended June 30, 2014 from 2.4% for the three months ended June 30, 2013.
Provision for uncollectible Vacation Interest sales revenue increased $3.6 million, or 39.5%, to $12.8 million for the three months ended June 30, 2014 from $9.2 million for the three months ended June 30, 2013, primarily due to the increase in Vacation Interest sales revenue and an increase in the percentage of financed Vacation Interest sales for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013. The allowance for mortgages and contracts receivable as a percentage of gross mortgages and contracts receivable was 21.8% as of June 30, 2014, as compared to 21.3% as of June 30, 2013.
Interest Revenue. Interest revenue increased $2.6 million, or 19.1%, to $16.2 million for the three months ended June 30, 2014 from $13.6 million for the three months ended June 30, 2013. The increase was attributable to our Vacation Interest Sales and Financing segment, and was comprised of a $3.9 million increase, resulting from a larger average outstanding balance in the mortgages and contracts receivable portfolio during the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, partially offset by (i) a decrease of $0.6 million attributable to a reduction in the weighted average interest rate in the portfolio and (ii) a decrease of $0.9 million associated with the amortization of deferred loan origination costs. Amortization of deferred loan origination costs increased during the three months ended June 30, 2014 due to the increase in deferred loan origination costs during the last several years, primarily as a result of higher Vacation Interest sales revenue.
 Other Revenue. Other revenue increased $3.8 million, or 36.9%, to $14.0 million for the three months ended June 30, 2014 from $10.2 million for the three months ended June 30, 2013.
Other revenue in our Hospitality and Management Services segment increased $0.4 million, or 12.7%, to $3.2 million for the three months ended June 30, 2014 from $2.8 million for the three months ended June 30, 2013. This increase was primarily attributable to the reversal of a $1.1 million contingent liability associated with the Island One Acquisition recorded during the three months ended June 30, 2014, partially offset by $0.7 million in insurance proceeds receivables recorded during the three months ended June 30, 2013 related to settlement agreements reached with insurance carriers in connection with the Hawaii Water Intrusion case as disclosed in "Part II—Item 1. Legal Proceedings."
Other revenue in our Vacation Interest Sales and Financing segment increased $3.4 million, or 46.1%, to $10.8 million for the three months ended June 30, 2014 from $7.4 million for the three months ended June 30, 2013. Non-cash incentives increased $2.8 million to $4.4 million for the three months ended June 30, 2014 from $1.6 million for the three months ended June 30, 2013. The increase was primarily due to higher gross Vacation Interest sales revenue for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 and a reduction of sales incentives recorded for the three months ended June 30, 2013 resulting from the expiration, and expected future expiration, of sales incentives we provided to customers. Excluding the $0.8 million reduction in sales incentives in the three months ended June 30, 2013, non-cash incentives as a percentage of gross Vacation Interest sales revenue were 3.1% for the three months ended June 30, 2014 as compared to 2.0% for the three months ended June 30, 2013. This increase was due to the ongoing success of the sales incentive program implemented in December 2011, which usage has continued to trend upward resulting in an increase in sales incentives recorded. In addition, other revenue increased for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, due to higher closing fee revenue resulting from the increase in the number of VOI transactions closed.

Costs and Expenses
Total costs and expenses increased $55.6 million, or 35.7%, to $211.1 million for the three months ended June 30, 2014 from $155.5 million for the three months ended June 30, 2013. Total costs and expenses in the three months ended June 30, 2014 included a $46.8 million loss on extinguishment of debt, of which $16.6 million was non-cash, and a $4.2 million non-cash stock-based compensation charge (as discussed below).
Management and Member Services Expense. Management and member services expense, which is recorded in our Hospitality and Management Services segment, decreased $2.9 million, or 32.9%, to $5.9 million for the three months ended June 30, 2014 from $8.8 million for the three months ended June 30, 2013. The decrease was primarily attributable to lower operating expense associated with THE Club. In particular, in April 2014, we renegotiated the contract with Interval International, Inc. ("Interval International"), an exchange company, relieving us from our obligation to repay the unearned portion to Interval International under the original contract executed in 2008 and resulting in the one-time release of this deferred revenue to the statement of operations and comprehensive income (loss) as a reduction of exchange company costs.
In addition, no costs were incurred under the fee-for-service agreements with Island One, Inc. for the three months ended June 30, 2014, as the agreements were terminated in conjunction with the closing of the Island One Acquisition on July 24,

2013. These decreases were partially offset by a $0.3 million stock-based compensation charge recorded for the three months ended June 30, 2014 related to stock options issued in connection with, and since, the consummation of the IPO. No such stock-based compensation charge was recorded for the three months ended June 30, 2013. See "Note 19—Stock-Based Compensation" of our condensed consolidated financial statements included elsewhere in this report for additional information.
Consolidated Resort Operations Expense. Consolidated resort operations expense, which is recorded in our Hospitality and Management Services segment, decreased $0.1 million, or 1.9%, to $8.7 million for the three months ended June 30, 2014 from $8.8 million for the three months ended June 30, 2013. Consolidated resort operations expense as a percentage of consolidated resort operations revenue decreased 13.6% to 90.2% for the three months ended June 30, 2014 from 103.8% for the three months ended June 30, 2013. This decrease was primarily due to the outsourcing of the management of certain golf courses during the second half of 2013 and lower operational expenses at our two resorts in St. Maarten. These decreases are partially offset by additional expenses as a result of the retail ticket sales operations acquired in the Island One Acquisition and higher food and beverage expenses at certain restaurants that we own and manage.
Vacation Interest Cost of Sales. Vacation Interest cost of sales, which is recorded in our Vacation Interest Sales and Financing segment, increased $6.5 million, or 71.8%, to $15.5 million for the three months ended June 30, 2014 from $9.0 million for the three months ended June 30, 2013. This increase consisted of a $1.6 million increase related to the increase in Vacation Interest Sales revenue and a $4.9 million increase resulting from changes in estimates under the relative sales value method. These changes related to a smaller pool of low-cost inventory becoming eligible for capitalization, as well as the timing of the eligibility of inventory for recovery in accordance with our inventory recovery agreements during the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, partially offset by the inclusion of the low-cost inventory purchased in connection with the Island One Acquisition on July 24, 2013. Vacation Interest cost of sales as a percentage of Vacation Interest sales, net increased to 11.9% for the three months ended June 30, 2014 from 8.1% for the three months ended June 30, 2013. See "Critical Accounting Policies and Use of Estimates—Vacation Interest Cost of Sales" set forth in the 2013 Form 10-K for further detail regarding the relative sales value method.
Advertising, Sales and Marketing Expense. Advertising, sales and marketing expense, which is recorded in our Vacation Interest Sales and Financing segment, increased $10.5 million, or 17.3%, to $71.1 million for the three months ended June 30, 2014 from $60.6 million for the three months ended June 30, 2013. This increase was mainly attributable to the increase in Vacation Interest sales during the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, and a $0.3 million stock-based compensation charge for the three months ended June 30, 2014 related to stock options issued in connection with, and since, the consummation of the IPO. No such stock-based compensation charge was recorded for the three months ended June 30, 2013. Excluding the $0.3 million stock-based compensation charge, advertising, sales and marketing expense as a percentage of Vacation Interest sales revenue was 49.5% for the three months ended June 30, 2014, compared to 50.6% for the three months ended June 30, 2013. This improvement was primarily due to improved leverage of fixed costs through increased sales efficiencies. Advertising, sales and marketing expense, including the non-cash stock-based compensation charge, as a percentage of Vacation Interest sales revenue was 49.8% for the three months ended June 30, 2014.
Vacation Interest Carrying Cost, Net. To offset our gross Vacation Interest carrying cost, we rent VOIs controlled by us to third parties on a short-term basis. We also generate revenue on sales of sampler programs and mini-vacations ("Sampler Packages"), which allow prospective owners to stay at a resort property on a trial basis. Vacation Interest carrying cost, net, which is recorded in our Vacation Interest Sales and Financing segment, decreased $4.1 million, or 37.4%, to $6.7 million for the three months ended June 30, 2014 from $10.8 million for the three months ended June 30, 2013. This decrease was primarily due to (i) an increase in rental revenue attributable to the inclusion of VOIs available for rent from the Island One Acquisition completed on July 24, 2013; (ii) more occupied room nights and higher average daily rates; and (iii) an increase in revenue due to increases in the number of, and the average price of, Sampler Packages sold, as a result of our increased focus on selling higher-priced Sampler Packages. This increase was partially offset by (a) higher operating expenses as a result of higher rental activity; (b) an increase in gross Vacation Interest carrying cost primarily attributable to additional maintenance fees expense incurred related to the inventory acquired in the Island One Acquisition; and (c) additional maintenance fee expense related to delinquent inventory recovered pursuant to our inventory recovery agreements during the three months ended June 30, 2014 as compared to the three months ended June 30, 2013.
Loan Portfolio Expense. Loan portfolio expense decreased $0.4 million or 14.3%, to $2.4 million for the three months ended June 30, 2014 from $2.8 million for the three months ended June 30, 2013. This decrease was primarily attributable to an increase in the amount of loan origination costs deferred pursuant to Accounting Standards Codification (“ASC”) 310, “Receivables” ("ASC 310"). In accordance with ASC 310, we defer certain costs incurred in connection with consumer loan originations, which are then amortized over the life of the related consumer loans. More loans were originated in the three months ended June 30, 2014, which resulted in an increase in the amount of loan origination costs deferred relative to the three months ended June 30, 2013. This decrease was partially offset by higher loan portfolio expense resulting from a larger portfolio during the three months ended June 30, 2014 as compared to the three months ended June 30, 2013.

Other Operating Expense. Other operating expense related to our Vacation Interest Sales and Financing segment increased $3.1 million, or 135.3%, to $5.3 million for the three months ended June 30, 2014 from $2.2 million for the three months ended June 30, 2013. Non-cash incentives increased $2.8 million to $4.4 million for the three months ended June 30, 2014 from $1.6 million for the three months ended June 30, 2013. The increase was primarily due to higher gross Vacation Interest sales revenue for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 and a reduction of sales incentives recorded for the three months ended June 30, 2013 resulting from the expiration, and expected future expiration, of sales incentives we provided to customers. Excluding the $0.8 million reduction in sales incentives recorded for the three months ended June 30, 2013, non-cash incentives as a percentage of gross Vacation Interest sales revenue were 3.1% for the three months ended June 30, 2014 as compared to 2.0% for the three months ended June 30, 2013. This increase was due to the ongoing success of the sales incentive program implemented in December 2011, under which usage has continued to trend upward resulting in an increase in sales incentives recorded.
General and Administrative Expense. General and administrative expense, which is recorded under Corporate and Other, increased $1.6 million, or 7.2%, to $23.3 million for the three months ended June 30, 2014 from $21.7 million for the three months ended June 30, 2013. General and administrative expense for the three months ended June 30, 2014 included a stock-based compensation charge of $3.4 million primarily related to stock options issued in connection with, and since, the consummation of the IPO. No such stock-based compensation charge was recorded for the three months ended June 30, 2013. Excluding the $3.4 million stock-based compensation charge, general and administrative expense decreased 8.6% for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013, primarily due to an increase in the allocation of our expenses to the HOAs and the Collections we manage, partially offset by additional general and administrative expense incurred as a result of supporting operations assumed in connection with the Island One Acquisition and the PMR Service Companies Acquisition. General and administrative expense, including the non-cash stock-based compensation charge, as a percentage of total revenue was 11.1% for the three months ended June 30, 2014, as compared to 12.5% for the three months ended June 30, 2013.
Depreciation and Amortization. Depreciation and amortization, which is recorded under Corporate and Other, increased $2.2 million, or 36.1%, to $8.3 million for the three months ended June 30, 2014 from $6.1 million for the three months ended June 30, 2013. This increase was primarily attributable to the addition of depreciable and amortizable assets in connection with the Island One Acquisition and the PMR Service Companies Acquisition (both completed on July 24, 2013), information technology related projects and equipment and renovation projects at certain sales centers.
Interest Expense. Interest expense, which is recorded in Corporate and Other and the Vacation Interest Sales and Financing segment, decreased $7.4 million, or 29.9%, to $17.4 million for the three months ended June 30, 2014 from $24.8 million for the three months ended June 30, 2013. Interest expense recorded in our Corporate and Other segment decreased $6.9 million, or 33.2%, to $13.8 million for the three months ended June 30, 2014 from $20.7 million for the three months ended June 30, 2013. Cash interest, debt issuance cost amortization and debt discount amortization relating to the Senior Secured Notes were $4.3 million lower for the three months ended June 30, 2014 due to the consummation of the Tender Offer in August 2013 and the redemption of the Senior Secured Notes on June 9, 2014. Cash and paid-in-kind interest and debt issuance cost amortization in connection with the PMR Acquisition Loan (which we entered into on May 21, 2012 and repaid in full on July 24, 2013) were $3.2 million lower due to their inclusion in the full three months ended June 30, 2013, whereas no such cash and paid-in-kind interest and debt issuance cost amortization was recorded in the three months ended June 30, 2014. Cash and paid-in-kind interest and debt issuance cost amortization in connection with the Tempus Acquisition Loan (which we entered into on July 1, 2011 and repaid in full on July 24, 2013) were $2.6 million lower due to their inclusion in the full three months ended June 30, 2013, whereas no such cash and paid-in-kind interest and debt issuance cost amortization was recorded in the three months ended June 30, 2014. Furthermore, cash interest and debt issuance cost amortization relating to the ILXA Inventory Loan, the Tempus Inventory Loan and the DPM Inventory Loan was $0.5 million lower due to their payoff on May 9, 2014. The above decreases were partially offset by $3.9 million of cash interest, debt issuance cost amortization and debt discount amortization relating to the Senior Credit Facility recorded since May 9, 2014, the date on which we closed the Senior Credit Facility. See "Liquidity and Capital Resources—Indebtedness” for further detail on these transactions.
Interest expense recorded in our Vacation Interest Sales and Financing segment decreased $0.5 million, or 13.4%, to $3.6 million for the three months ended June 30, 2014 from $4.1 million for the three months ended June 30, 2013. The decrease was primarily attributable to our principal pay down of securitization notes and funding facilities bearing higher interest rates and their replacement with those bearing lower interest rates, partially offset by higher interest expense due to higher average outstanding balances under securitization notes and funding facilities during the three months ended June 30, 2014, as compared to the three months ended June 30, 2013. See "Liquidity and Capital Resources—Indebtedness" for the definition of and further detail on these borrowings.

Loss on Extinguishment of Debt. Loss on extinguishment of debt, which is recorded under Corporate and Other, was $46.8 million for the three months ended June 30, 2014.We did not record any loss on extinguishment of debt for the three months ended June 30, 2013.

On May 9, 2014, we repaid all outstanding indebtedness under the ILXA Inventory Loan, the Tempus Inventory Loan and the DPM Inventory Loan using a portion of the proceeds from the term loan portion of the Senior Credit Facility. Unamortized debt issuance cost on the ILX Inventory Loan and the Tempus Inventory Loan of $0.1 million was recorded as a loss on extinguishment of debt.
In addition, on May 9, 2014, we terminated the 2013 Revolving Credit Facility in conjunction with our entry into the Senior Credit Facility and recorded a $0.9 million loss on extinguishment of debt related to unamortized debt issuance costs.
On June 9, 2014, we redeemed all of the remaining outstanding principal amount under the Senior Secured Notes using a portion of the proceeds from the term loan portion of the Senior Credit Facility. As a result, $30.2 million of redemption premium, $9.4 million of unamortized debt issuance cost and $6.1 million of unamortized debt discount were recorded as a loss on extinguishment of debt. See "Note 15—Borrowings" of our condensed consolidated financial statements included elsewhere in this report and "Liquidity and Capital Resources—Indebtedness" for further detail on these transactions.
Impairments and Other Write-offs. Impairments and other write-offs, which is recorded under Corporate and Other, was a de minimis amount for the three months ended June 30, 2014, and we did not record any impairments or other write-offs for the three months ended June 30, 2013.
Gain on Disposal of Assets. Gain on disposal of assets, which is recorded under Corporate and Other, was $0.1 million for the three months ended June 30, 2014 and a de minimis amount for the three months ended June 30, 2013.
Income Taxes. Provision for income taxes, which is recorded under Corporate and Other, was $0.7 million for the three months ended June 30, 2014, as compared to $0.4 million for the three months ended June 30, 2013. The increase was due to (i) an increase in our foreign tax provision and (ii) the existence of a full valuation allowance recorded against our net deferred tax assets, which resulted in a lower tax provision for the three months ended June 30, 2013 as compared to the three months ended June 30, 2014.

Due to current favorable tax law regarding recognition of income from Vacation Interest sales and use of federal net operating loss carry-forwards, we do not anticipate significant federal or state cash income tax liabilities for the year ending December 31, 2014.

Comparison of the Six Months Ended June 30, 2014 to the Six Months Ended June 30, 2013

	Six Months Ended June 30, 2014				Six Months Ended June 30, 2013
	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total
	(In thousands)
	(Unaudited)
Revenues:
Management and member services	$77,443	$—	$—	$77,443	$62,694	$—	$—	$62,694
Consolidated resort operations	18,344	—	—	18,344	17,139	—	—	17,139
Vacation Interest sales, net of provision $0, $24,276, $0, $24,276, $0, $15,880, $0 and $15,880, respectively	—	235,902	—	235,902	—	202,107	—	202,107
Interest	—	31,016	864	31,880	—	26,050	812	26,862
Other	5,334	21,336	—	26,670	6,307	12,216	—	18,523
Total revenues	101,121	288,254	864	390,239	86,140	240,373	812	327,325
Costs and Expenses:
Management and member services	14,828	—	—	14,828	18,544	—	—	18,544
Consolidated resort operations	16,446	—	—	16,446	16,567	—	—	16,567
Vacation Interest cost of sales	—	28,364	—	28,364	—	26,846	—	26,846
Advertising, sales and marketing	—	131,882	—	131,882	—	110,954	—	110,954
Vacation Interest carrying cost, net	—	14,604	—	14,604	—	18,987	—	18,987
Loan portfolio	510	4,339	—	4,849	504	4,755	—	5,259
Other operating	—	10,803	—	10,803	—	2,606	—	2,606
General and administrative	—	—	47,456	47,456	—	—	44,498	44,498
Depreciation and amortization	—	—	16,330	16,330	—	—	12,329	12,329
Interest expense	—	6,925	27,073	33,998	—	8,184	41,452	49,636
Loss on extinguishment of debt	—	—	46,807	46,807	—	—	—	—
Impairments and other write-offs	—	—	42	42	—	—	79	79
Gain on disposal of assets	—	—	(153)	(153)	—	—	(88)	(88)
Adjustment to gain on bargain purchase from business combinations	—	—	—	—	—	—	30	30
Total costs and expenses	31,784	196,917	137,555	366,256	35,615	172,332	98,300	306,247
Income (loss) before provision for income taxes	69,337	91,337	(136,691)	23,983	50,525	68,041	(97,488)	21,078
Provision for income taxes	—	—	12,704	12,704	—	—	849	849
Net income (loss)	$69,337	$91,337	$(149,395)	$11,279	$50,525	$68,041	$(98,337)	$20,229

Revenues
Total revenues increased $62.9 million, or 19.2%, to $390.2 million for the six months ended June 30, 2014 from $327.3 million for the six months ended June 30, 2013. Total revenues in our Hospitality and Management Services segment grew by $15.0 million, or 17.4%, to $101.1 million for the six months ended June 30, 2014 from $86.1 million for the six months ended June 30, 2013. This growth was driven by increases in management fees as a result of the inclusion of the managed resorts from the Island One Acquisition and the PMR Service Companies Acquisition, increases in operating costs at the resort level which generated higher same-store management fee revenue and increases in revenue from our Club operations. Total revenues in our Vacation Interest Sales and Financing segment increased $47.9 million, or 19.9%, to $288.3 million for the six months ended June 30, 2014 from $240.4 million for the six months ended June 30, 2013. The increase was attributable to the increase in Vacation Interest sales, net, interest and other revenue. Revenue in our Corporate and Other segment increased $0.1 million, or 6.4%, to $0.9 million for the six months ended June 30, 2014, from $0.8 million for the six months ended June 30, 2013.
Management and Member Services. Total management and member services revenue, which is recorded in our Hospitality and Management Services segment, increased $14.7 million, or 23.5%, to $77.4 million for the six months ended June 30, 2014 from $62.7 million for the six months ended June 30, 2013. Management fees increased as a result of the inclusion of the managed resorts from the Island One Acquisition and the PMR Service Companies Acquisition for the six months ended June 30, 2014 and increases in operating costs at the resort level, which generated higher management fee revenue on a same-store basis from 78 cost-plus management agreements. We also experienced higher revenue from our Club operations in the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, due to higher membership count as a result of the Island One Acquisition and the PMR Service Companies Acquisition. We had a total of approximately 201,000 and 172,000 members in the Clubs as of June 30, 2014 and 2013, respectively. These increases were partially offset by the elimination of commissions earned on the fee-for-service management agreements with Island One, Inc., which were terminated in conjunction with the Island One Acquisition on July 24, 2013.
Consolidated Resort Operations. Consolidated resort operations revenue, which is recorded in our Hospitality and Management Services segment, increased $1.2 million, or 7.0%, to $18.3 million for the six months ended June 30, 2014 from $17.1 million for the six months ended June 30, 2013. The increase was primarily due to the retail ticket sales operations acquired in the Island One Acquisition, higher food and beverage revenues at certain restaurants that we own and manage and higher owner maintenance fee and assessment revenue recorded by our two resorts in St. Maarten. These increases were partially offset by lower revenue as a result of the outsourcing of the management of certain golf courses during the second half of 2013.
Vacation Interest Sales, Net. Vacation Interest sales, net, in our Vacation Interest Sales and Financing segment increased $33.8 million, or 16.7%, to $235.9 million for the six months ended June 30, 2014 from $202.1 million for the six months ended June 30, 2013. The increase in Vacation Interest sales, net, was attributable to a $42.2 million increase in Vacation Interest sales revenue, partially offset by an $8.4 million increase in our provision for uncollectible Vacation Interest sales revenue.
The $42.2 million increase in Vacation Interest sales revenue during the six months ended June 30, 2014 compared to the six months ended June 30, 2013 was generated by sales growth on a same-store basis from 47 sales centers due to an increase in the number of transactions and a higher average sales price per transaction, as well as the revenue contribution from our sales centers acquired in connection with the Island One Acquisition. Our total number of tours increased to 104,819 for the six months ended June 30, 2014 from 100,149 for the six months ended June 30, 2013, primarily due to the expansion of our lead-generation and marketing programs. We closed a total of 14,832 VOI sales transactions during the six months ended June 30, 2014, compared to 13,687 transactions during the six months ended June 30, 2013. Our closing percentage increased to 14.2% for the six months ended June 30, 2014 from 13.7% for the six months ended June 30, 2013. VOI sales price per transaction increased to $17,981 for the six months ended June 30, 2014 from $15,811 for the six months ended June 30, 2013 due principally to a change in our focus on selling larger point packages and the success of the sales and marketing initiatives implemented in association with this strategy.
Sales incentives increased $7.6 million, or 330.9% to $9.9 million for the six months ended June 30, 2014 from $2.3 million for the six months ended June 30, 2013. As a percentage of gross Vacation Interest sales revenue, sales incentives were 3.8% for the six months ended June 30, 2014 compared to 1.0% for the six months ended June 30, 2013. The amount we record as sales incentives in each reporting period is reduced by an estimate of the amount of such sales incentives that we do not expect customers to redeem. During the first half of 2013, we completed the process of collecting adequate data regarding historical usage of our sales incentives provided under a program implemented in December 2011, and, as a result, the amount recorded as sales incentives for this period was reduced, and our Vacation Interest sales revenue was increased, by $3.2 million relating to the expiration, and expected future expiration, of sales incentives provided to customers prior to the six months ended June 30, 2013. No such reduction of sales incentives relating to prior periods was recorded for the six months ended June 30, 2014. In addition, due to the ongoing success of the program implemented in December 2011, usage of sales incentives has continued to trend upward resulting in an increase in sales incentives recorded for the six months ended June 30,

2014, as compared to the six months ended June 30, 2013. Excluding the $3.2 million reduction in the six months ended June 30, 2013, sales incentives as a percentage of gross Vacation Interest sales revenue increased to 3.8% for the six months ended June 30, 2014 from 2.5% for the six months ended June 30, 2013.
Provision for uncollectible Vacation Interest sales revenue increased $8.4 million, or 52.9%, to $24.3 million for the six months ended June 30, 2014 from $15.9 million for the six months ended June 30, 2013, primarily due to the increase in Vacation Interest sales revenue and an increase in the percentage of financed Vacation Interest sales for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013. The allowance for mortgages and contracts receivable as a percentage of gross mortgages and contracts receivable was 21.8% as of June 30, 2014, as compared to 21.3% as of June 30, 2013.
Interest Revenue. Interest revenue increased $5.0 million, or 18.7%, to $31.9 million for the six months ended June 30, 2014 from $26.9 million for the six months ended June 30, 2013. The increase was attributable to our Vacation Interest Sales and Financing segment, and was comprised of a $7.7 million increase resulting from a larger average outstanding balance in the mortgages and contracts receivable portfolio during the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, partially offset by (i) a decrease of $1.2 million attributable to a reduction in the weighted average interest rate in the portfolio; and (ii) a decrease of $1.7 million associated with the amortization of deferred loan origination costs. Amortization of deferred loan origination costs increased during the six months ended June 30, 2014 due to the increase in deferred loan origination costs during the last several years, primarily as a result of higher Vacation Interest sales revenue.
 Other Revenue. Other revenue increased $8.2 million, or 44.0%, to $26.7 million for the six months ended June 30, 2014 from $18.5 million for the six months ended June 30, 2013.
Other revenue in our Hospitality and Management Services segment decreased $1.0 million, or 15.4%, to $5.3 million for the six months ended June 30, 2014 from $6.3 million for the six months ended June 30, 2013. This decrease was primarily attributable to $2.9 million in insurance proceeds received or expected to be received related to settlement agreements reached with insurance carriers during the six months ended June 30, 2013. We received $1.7 million in insurance proceeds related to property damage at one of our resorts and $0.5 million in insurance proceeds related to the reimbursement of defense costs incurred in connection with the Alter Ego Suit during the six months ended June 30, 2013. In addition, we recorded $0.7 million in insurance proceeds receivable in connection with the Hawaii Water Intrusion case that was subsequently received during the three months ended September 30, 2013. See "Liquidity and Capital Resources—FLRX Litigation” for the definition of and further detail on the Alter Ego Suit and "Part II—Item 1. Legal Proceedings" for further detail on the Hawaii Water Intrusion case. This decrease was partially offset by higher revenue due to the reversal of a $1.1 million contingent liability associated with the Island One Acquisition recorded during the six months ended June 30, 2014.
Other revenue in our Vacation Interest Sales and Financing segment increased $9.1 million, or 74.7%, to $21.3 million for the six months ended June 30, 2014 from $12.2 million for the six months ended June 30, 2013. Non-cash incentives increased$7.9 million to $9.2 million for the six months ended June 30, 2014 from $1.3 million for the six months ended June 30, 2013. The increase was primarily due to higher gross Vacation Interest sales revenue for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 and a reduction of sales incentives recorded for the six months ended June 30, 2013 resulting from the expiration, and expected future expiration, of sales incentives we provided to customers. Excluding the $3.2 million reduction in sales incentives in the six months ended June 30, 2013, non-cash incentives as a percentage of gross Vacation Interest sales revenue were 3.5% for the six months ended June 30, 2014 as compared to 2.1% for the six months ended June 30, 2013. This increase was due to the ongoing success of the sales incentive program implemented in December 2011, under which usage has continued to trend upward resulting in an increase in sales incentives recorded. In addition, other revenue increased for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, due to higher closing fee revenue resulting from the increase in the number of VOI transactions closed.

Costs and Expenses
Total costs and expenses increased $60.0 million, or 19.6%, to $366.3 million for the six months ended June 30, 2014 from $306.2 million for the six months ended June 30, 2013. Total costs and expenses in the six months ended June 30, 2014 included a $46.8 million loss on extinguishment of debt, of which $16.6 million was non-cash, and a $8.9 million non-cash stock-based compensation charge (as discussed below).
Management and Member Services Expense. Management and member services expense, which is recorded in our Hospitality and Management Services segment, decreased $3.7 million, or 20.0%, to $14.8 million for the six months ended June 30, 2014 from $18.5 million for the six months ended June 30, 2013. The decrease was primarily attributable to lower operating expense associated with THE Club resulting from the renegotiated contract with Interval International. See "Results of operations—Comparison of The Three Months Ended June 30, 2014 to the three Months ended June 30, 2013—Management and Member Services Expense" for further detail on the renegotiated contract. In addition, no costs were incurred under the fee-for-service agreements with Island One, Inc. for the six months ended June 30, 2014, as the agreements were terminated in conjunction with the closing of the Island One Acquisition on July 24, 2013. These decreases were partially offset by a $1.0 million stock-based compensation charge recorded for the six months ended June 30, 2014 related to stock options issued in connection with, and since, the consummation of the IPO. No such stock-based compensation charge was recorded for the six months ended June 30, 2013. See "Note 19—Stock-Based Compensation" of our condensed consolidated financial statements included elsewhere in this report for additional information.
Consolidated Resort Operations Expense. Consolidated resort operations expense, which is recorded in our Hospitality and Management Services segment, decreased $0.2 million, or 0.7%, to $16.4 million for the six months ended June 30, 2014 from $16.6 million for the six months ended June 30, 2013. Consolidated resort operations expense as a percentage of consolidated resort operations revenue decreased 7.0% to 89.7% for the six months ended June 30, 2014 from 96.7% for the six months ended June 30, 2013. This decrease was primarily due to the outsourcing of the management of certain golf courses during the second half of 2013 and lower operational expenses at our two resorts in St. Maarten. These decreases are partially offset by additional expenses as a result of the retail ticket sales operations acquired in the Island One Acquisition and higher food and beverage expenses at certain restaurants that we own and manage.
Vacation Interest Cost of Sales. Vacation Interest cost of sales, which is recorded in our Vacation Interest Sales and Financing segment, increased $1.6 million, or 5.7%, to $28.4 million for the six months ended June 30, 2014 from $26.8 million for the six months ended June 30, 2013. This increase consisted of a $4.5 million increase related to the increase in Vacation Interest sales revenue, partially offset by a $2.9 million decrease resulting from changes in estimates under the relative sales value method. These changes related to the inclusion of the low-cost inventory purchased in connection with the Island One Acquisition on July 24, 2013, partially offset by a smaller pool of low-cost inventory becoming eligible for capitalization as well as the timing in the eligibility of inventory for recovery in accordance with our inventory recovery agreements during the six months ended June 30, 2014, as compared to the six months ended June 30, 2013. Vacation Interest cost of sales as a percentage of Vacation Interest sales, net decreased to 12.0% for the six months ended June 30, 2014 from 13.3% for the six months ended June 30, 2013. See "Critical Accounting Policies and Use of Estimates—Vacation Interest Cost of Sales" set forth in the 2013 Form 10-K for further detail regarding the relative sales value method.
Advertising, Sales and Marketing Expense. Advertising, sales and marketing expense, which is recorded in our Vacation Interest Sales and Financing segment, increased $20.9 million, or 18.9%, to $131.9 million for the six months ended June 30, 2014 from $111.0 million for the six months ended June 30, 2013. This increase was mainly attributable to the increase in Vacation Interest sales during the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, and a $1.3 million stock-based compensation charge for the six months ended June 30, 2014 related to stock options issued in connection with, and since, the consummation of the IPO. No such stock-based compensation charge was recorded for the six months ended June 30, 2013. Excluding the $1.3 million stock-based compensation charge, advertising, sales and marketing expense as a percentage of Vacation Interest sales revenue was 50.2% for the six months ended June 30, 2014, compared to 50.9% for the six months ended June 30, 2013. This improvement was primarily due to improved leverage of fixed costs through increased sales efficiencies. Advertising, sales and marketing expense, including the non-cash stock-based compensation charge, as a percentage of Vacation Interest sales revenue was 50.7% for the six months ended June 30, 2014.
Vacation Interest Carrying Cost, Net. Vacation Interest carrying cost, net, which is recorded in our Vacation Interest Sales and Financing segment, decreased $4.4 million, or 23.1%, to $14.6 million for the six months ended June 30, 2014 from $19.0 million for the six months ended June 30, 2013. This decrease was primarily due to (i) an increase in rental revenue attributable to the inclusion of VOIs available for rent from the Island One Acquisition completed on July 24, 2013; (ii) more occupied room nights and higher average daily rates; and (iii) an increase in revenue due to increases in the number of, and the average price of, Sampler Packages sold, as a result of our increased focus on selling higher-priced Sampler Packages. This increase was partially offset by (a) higher operating expenses as a result of higher rental activity; (b) an increase in gross Vacation Interest carrying cost primarily attributable to additional maintenance fees expense incurred related to the inventory acquired in the Island One Acquisition; and (c) additional maintenance fee expense related to delinquent inventory recovered pursuant to our inventory recovery agreements during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013.
Loan Portfolio Expense. Loan portfolio expense decreased $0.5 million, or 7.8%, to $4.8 million for the six months ended June 30, 2014 from $5.3 million for the six months ended June 30, 2013. This decrease was primarily attributable to an increase in the amount of loan origination costs deferred pursuant to ASC 310 described below. In accordance with ASC 310, we defer certain costs incurred in connection with consumer loan originations, which are then amortized over the life of the related consumer loans. More loans were originated in the six months ended June 30, 2014, which resulted in an increase in the amount of loan origination costs deferred relative to the six months ended June 30, 2013. This decrease was partially offset by higher loan portfolio expense, which was the result of a larger portfolio for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 and a $0.2 million stock-based compensation charge recorded for the six months ended June 30, 2014 related to stock options issued in connection with, and since, the consummation of the IPO. No such stock-based compensation charge was recorded for the six months ended June 30, 2013.

Other Operating Expense. Other operating expense related to our Vacation Interest Sales and Financing segment increased $8.2 million, or 314.5%, to $10.8 million for the six months ended June 30, 2014 from $2.6 million for the six months ended June 30, 2013. Non-cash incentives increased $7.9 million to $9.2 million for the six months ended June 30, 2014 from $1.3 million for the six months ended June 30, 2013. The increase was primarily due to higher gross Vacation Interest sales revenue for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 and a reduction of sales incentives recorded for the six months ended June 30, 2013 resulting from the expiration, and expected future expiration, of sales incentives we provided to customers. Excluding the $3.2 million reduction in sales incentives recorded for the six months ended June 30, 2013, non-cash incentives as a percentage of gross Vacation Interest sales revenue were 3.5% for the six months ended June 30, 2014 as compared to 2.1% for the six months ended June 30, 2013. This increase was due to the ongoing success of the sales incentive program implemented in December 2011, under which usage has continued to trend upward resulting in an increase in sales incentives recorded.
General and Administrative Expense. General and administrative expense, which is recorded under Corporate and Other, increased $3.0 million, or 6.6%, to $47.5 million for the six months ended June 30, 2014 from $44.5 million for the six months ended June 30, 2013. General and administrative expense for the six months ended June 30, 2014 included a stock-based compensation charge of $6.2 million primarily related to stock options issued in connection with, and since, the consummation of the IPO. No such stock-based compensation charge was recorded for the six months ended June 30, 2013. Excluding the $6.2 million stock-based compensation charge, general and administrative expense decreased 7.4% for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013, primarily due to an increase in the allocation of our expenses to the HOAs and the Collections we manage, partially offset by additional general and administrative expense incurred as a result of supporting operations assumed in connection with the Island One Acquisition and the PMR Service Companies Acquisition. General and administrative expense, including the non-cash stock-based compensation charge, as a percentage of total revenue was 12.2% for the six months ended June 30, 2014, as compared to 13.6% for the six months ended June 30, 2013.
Depreciation and Amortization. Depreciation and amortization, which is recorded under Corporate and Other, increased $4.0 million, or 32.5%, to $16.3 million for the six months ended June 30, 2014 from $12.3 million for the six months ended June 30, 2013. This increase was primarily attributable to the addition of depreciable and amortizable assets in connection with the Island One Acquisition and the PMR Service Companies Acquisition (both completed in July 2013), information technology related projects and equipment and renovation projects at certain sales centers.
Interest Expense. Interest expense, which is recorded in Corporate and Other and the Vacation Interest Sales and Financing segment, decreased $15.6 million, or 31.5%, to $34.0 million for the six months ended June 30, 2014 from $49.6 million for the six months ended June 30, 2013. Interest expense recorded in our Corporate and Other segment decreased $14.4 million, or 34.7%, to $27.1 million for the six months ended June 30, 2014 from $41.5 million for the six months ended June 30, 2013. Cash interest, debt issuance cost amortization and debt discount amortization relating to the Senior Secured Notes were $5.9 million lower for the six months ended June 30, 2014 due to the consummation of the Tender Offer in August 2013 and the redemption of the Senior Secured Notes on June 9, 2014. Cash and paid-in-kind interest and debt issuance cost amortization in connection with the PMR Acquisition Loan (which we entered into on May 21, 2012 and repaid in full on July 24, 2013) were $6.5 million lower due to their inclusion in the full six months ended June 30, 2013, whereas no such cash and paid-in-kind interest and debt issuance cost amortization was recorded in the six months ended June 30, 2014. Cash and paid-in-kind interest and debt issuance cost amortization in connection with the Tempus Acquisition Loan (which we entered into on July 1, 2011 and repaid in full on July 24, 2013) were $5.1 million lower due to their inclusion in the full six months ended June 30, 2013, whereas no such cash and paid-in-kind interest and debt issuance cost amortization was recorded in the six months ended June 30, 2014. Furthermore, cash interest and debt issuance cost amortization relating to the ILXA Inventory Loan, the Tempus Inventory Loan and the DPM Inventory Loan was $0.6 million lower due to their payoff on May 9, 2014. The above decreases were partially offset by the $3.9 million of cash interest, debt issuance cost amortization and debt discount amortization relating to the Senior Credit Facility recorded since May 9, 2014, the date on which we closed the Senior Credit Facility. See "Liquidity and Capital Resources—Indebtedness” for the definition of and further detail on these transactions.
Interest expense recorded in our Vacation Interest Sales and Financing segment decreased $1.3 million, or 15.4%, to $6.9 million for the six months ended June 30, 2014 from $8.2 million for the six months ended June 30, 2013. The decrease was primarily attributable to our principal pay down of securitization notes and funding facilities bearing higher interest rates and their replacement with those bearing lower interest rates, partially offset by higher interest expense due to higher average outstanding balances under securitization notes and funding facilities during the six months ended June 30, 2014, as compared to the six months ended June 30, 2013. See "Liquidity and Capital Resources—Indebtedness" for further detail on these borrowings.
Loss on Extinguishment of Debt. Loss on extinguishment of debt, which is recorded under Corporate and Other, was $46.8 million for the six months ended June 30, 2014. We did not record any loss on extinguishment of debt for the six months ended June 30, 2013

On May 9, 2014, we repaid all outstanding indebtedness under the ILXA Inventory Loan, the Tempus Inventory Loan and the DPM Inventory Loan using a portion of the proceeds from the term loan portion of the Senior Credit Facility. Unamortized debt issuance cost on the ILX Inventory Loan and the Tempus Inventory Loan of $0.1 million was recorded as a loss on extinguishment of debt.
In addition, on May 9, 2014, we terminated the 2013 Revolving Credit Facility in conjunction with our entry into the Senior Credit Facility and recorded a $0.9 million loss on extinguishment of debt related to unamortized debt issuance costs.
On June 9, 2014, we redeemed all of the remaining outstanding principal amount under the Senior Secured Notes using a portion of the proceeds from the term loan portion of the Senior Credit Facility. As a result, $30.2 million of redemption premium, $9.4 million of unamortized debt issuance cost and $6.1 million of unamortized debt discount were recorded as a loss on extinguishment of debt. See "Note 15—Borrowings" of our condensed consolidated financial statements included elsewhere in this report and "Liquidity and Capital Resources—Indebtedness" for further detail on these transactions.
Impairments and Other Write-offs. Impairments and other write-offs, which is recorded under Corporate and Other, was a de minimis amount for the six months ended June 30, 2014 and $0.1 million for the six months ended June 30, 2013.
Gain on Disposal of Assets. Gain on disposal of assets, which is recorded under Corporate and Other, was $0.2 million for the six months ended June 30, 2014 and $0.1 million for the six months ended June 30, 2013.
Income Taxes. Provision for income taxes, which is recorded under Corporate and Other, was $12.7 million for the six months ended June 30, 2014, as compared to $0.8 million for the six months ended June 30, 2013. The increase was due to (i) higher income before provision for income taxes for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013 and (ii) the existence of a full valuation allowance recorded against our net deferred tax assets, which resulted in a lower effective tax rate for the six months ended June 30, 2013 as compared to the six months ended June 30, 2014.
Due to current favorable tax law regarding recognition of income from Vacation Interest sales and use of federal net operating loss carry-forwards, we do not anticipate significant federal or state cash income tax liabilities for the year ending December 31, 2014.

Liquidity and Capital Resources
Overview
We had $117.9 million and $35.9 million in cash and cash equivalents as of June 30, 2014 and December 31, 2013, respectively. Our primary sources of liquidity have historically been cash from operations and the financings discussed below.
Historically, our business has depended on the availability of credit to finance the consumer loans we have provided to our customers for the purchase of their VOIs. Typically, these loans have required a minimum cash down payment of 10% of the purchase price at the time of sale; however, selling, marketing and administrative expenses attributable to VOI sales are primarily cash expenses and often exceed the buyer's minimum down payment requirement. Accordingly, the availability of financing facilities for the sale or pledge of these receivables to generate liquidity is a critical factor in our ability to meet our short-term and long-term cash needs. We have historically relied upon our ability to sell receivables in the securitization market in order to generate liquidity and create capacity on our Conduit Facility and the Quorum Facility, as defined below (collectively, the “Funding Facilities”).
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
We require access to the capital markets in order to fund our operations and may, in the implementation of our growth strategy, become more reliant on third-party financing. There can be no assurances that any such financing will be available to allow us to implement our growth strategy and sustain and improve our results of operations. As of June 30, 2014, the maximum funding availability under the Quorum Facility and the Conduit Facility was $14.2 million and $47.7 million, respectively.
On September 11, 2013, we entered into a $25.0 million revolving credit facility with an affiliate of Credit Suisse AG, acting as the administrative agent for various lenders (the "2013 Revolving Credit Facility"). The 2013 Revolving Credit Facility provided that, subject to customary borrowing conditions, we could, from time to time prior to the fourth anniversary of the effective date of the 2013 Revolving Credit Facility, borrow, repay and re-borrow loans in an aggregate amount outstanding at any time not to exceed $25.0 million, and bore interest, at our option, at a variable rate equal to the sum of LIBOR plus 4.0% per annum or an adjusted base rate plus 3% per annum. The 2013 Revolving Credit Facility included negative covenants generally consistent with the negative covenants applicable to the Senior Secured Notes. The repayment of borrowings and certain other obligations under the 2013 Revolving Credit Facility was secured on a pari passu basis by the collateral that secures the Senior Secured Notes. On May 9, 2014, we terminated the 2013 Revolving Credit Facility in conjunction with our entry into the Senior Credit Facility.
On May 9, 2014, we entered into the Senior Credit Facility Agreement, which provides for a $470.0 million Senior Credit Facility (including a $445.0 million term loan with a term of seven years and a $25.0 million revolving line of credit with a term of five years). The Senior Credit Facility bears a variable interest rate, at our option, equal to LIBOR plus 450 basis points, with a one percent LIBOR floor applicable only to the term loan portion of the Senior Credit Facility, or an alternate base rate plus 350 basis points. The borrowings under the Senior Credit Facility are secured on a senior basis by substantially all of our assets. As of June 30, 2014, the availability under the revolving line of credit portion of the Senior Credit Facility was $25.0 million.
During the three months ended June 30, 2014 and 2013, we used cash of $14.8 million and $12.3 million, respectively, for acquisitions of VOI inventory pursuant to inventory recovery agreements and in open market and bulk VOI inventory purchases, for capitalized legal, title and trust fees and for the construction of VOI inventory. Of these total cash amounts, $0.1 million and $1.7 million during the three months ended June 30, 2014 and 2013, respectively, were used for the construction of VOI inventory, primarily related to construction of units at our managed properties in Mexico and Italy.
In addition, we had increases in unsold Vacation Interests, net, that did not have an impact on our working capital during the respective periods. Specifically, we capitalized $17.5 million and $13.8 million during the three months ended June 30, 2014 and 2013, respectively, related to inventory recovery agreements in the U.S., offset by an equal increase in due to related parties, net; cash will be used in future periods to settle these amounts. In addition, we transferred $3.0 million and $0.1 million during the three months ended June 30, 2014 and 2013, respectively, from due from related parties, net, to unsold Vacation Interests, net, as a result of our recovery of VOI inventory pursuant to inventory recovery arrangements in Europe; cash was used in prior periods when these amounts were recorded to due from related parties, net. Furthermore, we transferred $0.4 million and $1.3 million from mortgages and contracts receivable, net, to unsold Vacation Interests, net, during the three months ended June 30, 2014 and 2013, respectively, as a result of our recovery of underlying VOI inventory due to loan defaults.
During the six months ended June 30, 2014 and 2013, we used cash of $23.1 million and $14.3 million, respectively, for acquisitions of VOI inventory pursuant to inventory recovery agreements and in open market and bulk VOI inventory purchases, for capitalized legal, title and trust fees and for the construction of VOI inventory. Of these total cash amounts, $0.5 million and $2.2 million during the six months ended June 30, 2014 and 2013, respectively, were used for the construction of VOI inventory, primarily related to construction of units at our managed properties in Mexico and Italy.
In addition, we had increases in unsold Vacation Interests, net, that did not have an impact on our working capital during the respective periods. Specifically, we capitalized $18.1 million and $14.3 million during the six months ended June 30, 2014 and 2013, respectively, related to inventory recovery agreements in the U.S., offset by an equal increase in due to related parties, net; cash will be used in future periods to settle these amounts. In addition, we transferred $3.1 million and $0.6 million during the six months ended June 30, 2014 and 2013, respectively, from due from related parties, net, to unsold Vacation Interests, net, as a result of our recovery of VOI inventory pursuant to inventory recovery arrangements in Europe; cash was used in prior periods when these amounts were recorded to due from related parties, net. Furthermore, we transferred $0.8 million and $2.0 million from mortgages and contracts receivable, net, to unsold Vacation Interests, net, during the six months ended June 30, 2014 and 2013, respectively, as a result of our recovery of underlying VOI inventory due to loan defaults.
In October 2011, the HOA of one of our managed resorts in Hawaii levied an assessment to the owner-families of that resort for water intrusion damage. The original amount of the assessment was $65.8 million but, in connection with the settlement of a class action, the assessment was reduced to $60.9 million. For deeded inventory or Collection points held by us at the time of the assessment, we owed $9.7 million of the original assessment; however, as a result of the settlement, this was reduced by $1.2 million. This assessment is payable in annual installments over five years. In addition, pursuant to the related class action settlement, we agreed to pay any amount of assessments defaulted on by owners in return for our recovery of the related VOIs. We expect to fund any future installment payments, and payments of assessments defaulted on by owners, from operating cash flows.
Cash Flow From Operating Activities. During the six months ended June 30, 2014, net cash provided by operating activities was $52.9 million and was the result of net income of $11.3 million and non-cash revenues and expenses totaling $114.0 million, partially offset by other changes in operating assets and liabilities that resulted in a net credit of $72.4 million. The significant non-cash revenues and expenses included (i) $24.3 million in the provision for uncollectible Vacation Interest sales revenue; (ii) $46.8 million of loss on extinguishment of debt (which includes $30.2 million of redemption premium paid in cash and $16.6 million of non-cash write-off of unamortized debt issuance costs and debt discount); (iii) $16.3 million in depreciation and amortization; (iv) $10.8 million in deferred income taxes, primarily as a result of provision for income taxes recorded during the six months ended June 30, 2014; (v) $8.9 million in stock-based compensation expense; (vi) $4.1 million in amortization of net portfolio discounts; and (vii) $3.0 million in amortization of capitalized financing costs and original issue discounts; partially offset by $0.4 million in gain on mortgage repurchases.
During the six months ended June 30, 2013, net cash provided by operating activities was $7.2 million and was the result of net income of $20.2 million and non-cash revenues and expenses totaling $31.9 million, partially offset by other changes in operating assets and liabilities that resulted in a net credit of $44.9 million. The significant non-cash revenues and expenses included (i) $15.9 million in the provision for uncollectible Vacation Interest sales revenue, (ii) $12.3 million in depreciation and amortization, (iii) $3.8 million in amortization of capitalized financing costs and original issue discounts; (iv) $2.5 million in amortization of capitalized loan origination costs and net portfolio discounts, (v) $0.2 million loss on foreign currency exchange and (vi) $0.1 million in impairments and other write-offs offset by $2.9 million in gain from insurance settlement recognized in connection with the insurance proceeds we received related to property damage at one of our managed resorts,the Alter Ego Suit and insurance proceeds we expected to receive in connection with the Hawaii Water Intrusion case. See "Liquidity and Capital Resources—FLRX Litigation" below for the definition of and further detail on the Alter Ego Suit and "Part II—Item 1. Legal Proceedings" for further detail on the Hawaii Water Intrusion case.
Cash Flow From Investing Activities. During the six months ended June 30, 2014, net cash used in investing activities was $9.6 million, consisting of $9.9 million used to purchase property and equipment, primarily associated with information technology related projects and equipment and renovation projects at certain sales centers, offset by $0.3 million in proceeds from the sale of assets in our European operations.
During the six months ended June 30, 2013, net cash used in investing activities was $7.0 million, consisting of $8.5 million used to purchase property and equipment, primarily associated with information technology related projects and equipment, offset by $1.5 million in proceeds from the sale of assets in our European operations.
Cash Flow From Financing Activities. During the six months ended June 30, 2014, net cash provided by financing activities was $38.2 million. Cash provided by financing activities consisted of (i) $442.8 million in proceeds of the term loan portion of the Senior Credit Facility, (ii) $115.1 million from the issuance of debt under our securitization notes and Funding Facilities, (iii) a $14.6 million decrease in cash in escrow and restricted cash, (iv) $1.1 million from the issuance of notes payable and (v) $0.3 million in proceeds from the exercise of stock options. These amounts were offset by cash used in financing activities consisting of (a) $404.7 million in connection with the redemption of our Senior Secured Notes, (b) $94.5 million in repayments on our securitization notes and Funding Facilities, (c) $25.8 million in repayments on notes payable and (d) $10.7 million in debt issuance costs.
During the six months ended June 30, 2013, net cash used by financing activities was $1.9 million. Cash provided by financing activities consisted of (i) $171.3 million from the issuance of debt under our securitization notes and Funding Facilities and (ii) $2.5 million from the issuance of notes payable, consisting primarily of insurance policy premium financing notes. These amounts were offset by cash used in financing activities consisting of (a) $134.3 million in repayments on our securitization notes and Funding Facilities, (b) $19.9 million in repayments on notes payable (c) a $17.3 million increase in cash in escrow and restricted cash, and (d) $4.1 million of debt issuance costs.

Indebtedness

The following table presents selected information on our borrowings as of the dates presented below (dollars in thousands):

	June 30, 2014						December 31, 2013
	Principal Balance	Weighted Average Interest Rate	Maturity	Gross Amount of Mortgages and Contracts as Collateral	Borrowing / Funding Availability		Principal Balance
Senior Credit Facility	$445,000	5.5%	5/9/2021	$—	$25,000		$—
Original issue discount related to Senior Credit Facility	(2,187)			—	—		—
Senior Secured Notes	—			—	—		374,440
Original issue discount related to Senior Secured Notes	—			—	—		(6,548)
Notes payable-insurance policies (2)	4,583	3.2%	Various	—	—		3,130
Notes payable-other (2)	483	5.0%	Various	—	—		172
Total Corporate Indebtedness	447,879			—	25,000		371,194

ILXA Inventory Loan (1)(2)(3)	—			—	—		11,268
DPM Inventory Loan (1)(2)(3)	—			—	—		6,261
Tempus Inventory Loan (1)(2)(3)	—			—	—		2,308
Notes payable-other (1)(2)(3)	8	—%	11/18/2015	—	—		11
Total Non-Recourse Indebtedness other than Securitization Notes and Funding Facilities	8			—	—		19,848

Diamond Resorts Owner Trust 2013-2 (1)	169,649	2.3%	5/20/2026	173,440	—		218,235
Conduit Facility (1)	77,321	3.8%	4/10/2015	85,178	47,679	(4)	—
DRI Quorum Facility and Island One Quorum Funding Facility(1)	68,919	5.4%	Various	76,554	14,175	(4)	51,660
Diamond Resorts Owner Trust Series 2013-1 (1)	52,353	2.0%	1/20/2025	55,307	—		63,059
Diamond Resorts Tempus Owner Trust 2013 (1)	23,271	6.0%	12/20/2023	27,846	—		28,950
Diamond Resorts Owner Trust Series 2011-1 (1)	20,605	4.0%	3/20/2023	20,943	—		24,792
Original issue discount related to Diamond Resorts Owner Trust Series 2011-1	(189)			—	—		(226)
ILXA Receivables Loan (1)(3)	—			—	—		4,766
Island One Conduit Facility (1)	—			—	—		31
Total Securitization Notes and Funding Facilities	411,929			439,268	61,854		391,267
Total	$859,816			$439,268	$86,854		$782,309

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

Senior Credit Facility. On May 9, 2014, we and DRC entered into the Senior Credit Facility Agreement, which provides for a $470.0 million Senior Credit Facility, which includes a $445.0 million term loan, issued with 0.50% of original issue discount, with a term of seven years and a $25.0 million revolving line of credit with a term of five years. Borrowings under the Senior Credit Facility bear interest, at our option, at a variable rate equal to LIBOR plus 450 basis points, with a one percent LIBOR floor applicable only to the term loan portion of the Senior Credit Facility, or an alternate base rate plus 350 basis points. We used the proceeds of the term loan portion of the Senior Credit Facility, as well as approximately $5.4 million of cash on hand, to fund the approximately $418.9 million redemption amount for the outstanding Senior Secured Notes, which included $374.4 million in aggregate principal amount of Senior Secured Notes, $30.2 million representing the applicable redemption premium and $14.2 million of accrued and unpaid interest up to (but excluding) the June 9, 2014 redemption date, and to repay all outstanding indebtedness, together with accrued interest and fees, under the ILXA Inventory Loan, the Tempus Inventory Loan and the DPM Inventory Loan. In conjunction with our entry into the Senior Credit Facility, we also terminated the 2013 Revolving Credit Facility, under which no borrowings were outstanding immediately prior to its termination.
Other significant terms of the Senior Credit Facility include: (i) one percent minimum annual amortization due in quarterly payments of $1.1 million, a 50% excess cash flow sweep (as defined in the Senior Credit Facility Agreement) beginning in the second quarter of 2015 (for 2015, relating only to the cash generated for the period from July 1, 2014 through December 31, 2014 and, thereafter, based on annual results), stepping down to a 25% excess cash flow sweep when the secured leverage ratio (which represents the ratio of (1) secured total debt to (2) Adjusted EBITDA for the most recent four fiscal quarters for which financial statements are available) is greater than 1:1, but equal to or less than 1.5:1, and no excess cash flow sweep if the secured leverage ratio is less than or equal to 1:1; (ii) a soft call provision of 1.01 for the first 12 months of the Senior Credit Facility; (iii) no ongoing maintenance financial covenants for the term loan, and a financial covenant calculation required on the revolving line of credit if outstanding loans under the revolving line of credit exceed 25% of the commitment amount at the end of any quarter; (iv) a non-committed incremental $150.0 million facility available for borrowing, plus additional amounts greater than $150.0 million, subject in the case of such additional amount only to our meeting a required secured leverage ratio; and (v) our ability to make restricted payments, including the payment of dividends or share repurchases, up to $25.0 million plus the portion of cash flow that is not used to amortize debt pursuant to the excess cash flow provision described above, subject to, among other things, our meeting a required total leverage ratio (which represents the ratio of (a) total debt to (b) Adjusted EBITDA for the most recent four fiscal quarters for which financial statements are available).
The Senior Credit Facility Agreement contains customary negative covenants, including covenants that limit our ability to: (i) incur additional indebtedness; (ii) create liens; (iii) enter into certain sale and lease-back transactions; (iv) make certain investments; (v) merge or consolidate or sell or otherwise dispose of all or substantially all of the assets of DRII, DRC and their restricted subsidiaries; (vi) engage in transactions with affiliates; and (vii) pay dividends or make other equity distributions and purchase or redeem capital stock, subject to specified exceptions, including as described above. The restrictions on our incurrence of indebtedness and our ability to pay dividends are based upon our compliance with the then-applicable secured leverage ratio and total leverage ratio. The Senior Credit Facility Agreement also contains customary default provisions. The borrowings under the Senior Credit Facility are secured on a senior basis by substantially all of our assets.
As indicated above, covenants in the Senior Credit Facility Agreement requiring us to prepay outstanding amounts under the term loan using a portion of our excess cash flow, and covenants limiting our ability to incur indebtedness, to make certain investments and to pay dividends or make other equity distributions and purchase or redeem capital stock and the financial covenant compliance that is triggered by having more than 25% of the revolving credit commitment outstanding at the end of any quarter, are determined by reference to Adjusted EBITDA for us and our restricted subsidiaries. Covenants included in the Notes Indenture that governed the Senior Secured Notes were similarly determined by reference to Adjusted EBITDA for us and our restricted subsidiaries. Our restricted subsidiaries are all of our subsidiaries other than certain subsidiaries that we have designated as unrestricted subsidiaries in accordance with the Senior Credit Facility Agreement. As of June 30, 2014, Diamond Asia Development, Inc., which had no activities as of and for the three and six months ended June 30, 2014, was our only unrestricted subsidiary.
Adjusted EBITDA for us and our restricted subsidiaries is derived from our Adjusted EBITDA, which we calculate in accordance with the Senior Credit Facility Agreement as our net income (loss), plus: (i) corporate interest expense; (ii) provision (benefit) for income taxes; (iii) depreciation and amortization; (iv) Vacation Interest cost of sales; (v) loss on extinguishment of debt; (vi) impairments and other non-cash write-offs; (vii) loss on the disposal of assets; (viii) amortization of loan origination costs; (ix) amortization of net portfolio premiums; and (x) stock-based compensation expense; less (a) gain on the disposal of assets; (b) gain on bargain purchase from business combination; and (c) amortization of net portfolio discounts. Adjusted EBITDA is a non-United States generally accepted accounting principles ("U.S. GAAP") financial measure and should not be considered in isolation, or as an alternative to net cash provided by (used in) operating activities or any other measure of liquidity, or as an alternative to net income (loss), operating income (loss) or any other measure of financial performance, in any such case calculated and presented in accordance with U.S. GAAP. Provided below is additional information regarding the calculation of Adjusted EBITDA for purposes of the Senior Credit Facility Agreement.
Corporate interest expense is added back because interest expense is a function of outstanding indebtedness, not operations, and can be dependent on a company’s capital structure, debt levels and credit ratings. Accordingly, corporate interest expense can vary greatly from company to company and across periods for the same company; however, in calculating Adjusted EBITDA, interest expense related to lines of credit secured by the mortgages and contracts receivable generated in the normal course of selling Vacation Interests is not added back to net income (loss) because this borrowing is necessary to support our Vacation Interest sales business.

Loss on extinguishment of debt includes the effect of write-offs of capitalized debt issuance costs and original issue discounts due to payoff or substantial modifications of the terms of our indebtedness. While the amounts booked by us with respect to these events include both cash and non-cash items, the entire amounts are related to financing events, and not our ongoing operations. Accordingly, these amounts are treated similarly to corporate interest expense and are added back to net income in our Adjusted EBITDA calculation.
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
Pursuant to ASC 978, if we review our projections and determine that our estimated Vacation Interest cost of sales was higher (or lower) than our actual Vacation Interest cost of sales for the prior life of the project (which, for us, goes back to our acquisition of Sunterra Corporation in 2007), we apply the higher (or lower) Vacation Interest cost of sales retroactively. In such a case, our Vacation Interest cost of sales for the current period will be increased (or reduced) by the entire aggregate amount by which we underestimated (or overestimated) Vacation Interest cost of sales over such period (reflecting a cumulative adjustment extending back to the beginning of the current period). For additional information regarding how we record Vacation Interest cost of sales, see “Critical Accounting Policies and Use of Estimates—Vacation Interest Cost of Sales” set forth in the 2013 Form 10-K.
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
In addition to covenants contained in the Senior Credit Facility Agreement, financial covenants governing the Conduit Facility and the Tempus 2013 Notes are determined by reference to measures calculated in a manner similar to the calculation of Adjusted EBITDA. In addition, Adjusted EBITDA is not only used for purposes of determining compliance with covenants in our debt-related agreements, but our management also uses our consolidated Adjusted EBITDA: (i) for planning purposes, including the preparation of our annual operating budget; (ii) to allocate resources to enhance the financial performance of our business; (iii) to evaluate the effectiveness of our business strategies and (iv) as a factor for determining compensation for certain personnel.
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
We encourage investors and securities analysts to review our U.S. GAAP condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, and investors and securities analysts should not rely solely or primarily on Adjusted EBITDA or any other single financial measure to evaluate our liquidity or financial performance.
The following tables present Adjusted EBITDA, as calculated in accordance with, and for purposes of covenants contained in, the Senior Credit Facility Agreement, reconciled to each of (1) our net cash provided by operating activities and

(2) our net income (loss). The tables below present this reconciliation on an actual basis for the three and six months ended June 30, 2014 and 2013 and for the 12 months ended June 30, 2014 ("LTM"). LTM is calculated by adding the applicable financial data for the six months ended June 30, 2014 to the corresponding amount for the year ended December 31, 2013, and then subtracting the corresponding amount for the six months ended June 30, 2013. LTM Adjusted EBITDA is presented because, as discussed above, certain covenants in the Senior Credit Facility Agreement are based upon Adjusted EBITDA for us and our restricted subsidiaries for the four most recently ended fiscal quarters.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013	LTM
	(In thousands)
Net cash provided by (used in) operating activities	$19,237	$(3,134)	$52,905	$7,204	$48,394
Provision for income taxes	657	411	12,704	849	17,632
Provision for uncollectible Vacation Interest sales revenue(a)	(12,843)	(9,208)	(24,276)	(15,880)	(53,066)
Amortization of capitalized financing costs and original issue discounts(a)	(1,517)	(1,929)	(2,954)	(3,803)	(6,230)
Non-cash expense related to Alter Ego Suit(a)	—	—	—	—	(5,508)
Deferred income taxes(b)	478	—	(10,782)	—	(14,046)
Gain (loss) on foreign currency(c)	4	(157)	(84)	(218)	(111)
Gain on mortgage purchase(a)	334	38	383	38	456
Unrealized gain (loss) on derivative instruments(d)	3	—	(196)	—	(196)
Unrealized loss on post-retirement benefit plan(e)	(42)	—	(85)	—	(972)
Cash to be received (cash received) on insurance settlements(f)	—	673	—	2,876	(2,876)
Corporate interest expense(g)	13,827	20,688	27,073	41,452	57,836
Change in operating assets and liabilities excluding acquisitions(h)	52,906	39,045	72,374	44,897	171,804
Vacation Interest cost of sales(i)	15,462	9,000	28,364	26,846	58,213
Adjusted EBITDA - Consolidated	$88,506	$55,427	$155,426	$104,261	$271,330

(a)	Represents non-cash charge or gain.

(b)
Represents the deferred income tax liability as a result of the provision for income taxes recorded for each period. In addition, LTM includes the difference between the treatment for financial reporting purposes as compared to income tax return purposes, primarily related to the Island One Acquisition and the PMR Service Companies Acquisition, each completed on July 24, 2013.

(c)
Represents net realized gain (loss) on foreign exchange transactions settled at favorable (unfavorable) exchange rates and unrealized net gain (loss) resulting from the appreciation (devaluation) of foreign currency-denominated assets and liabilities.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013	LTM
	(In thousands)
Net (loss) income	$(2,731)	$17,956	$11,279	$20,229	$(11,475)
Plus: Corporate interest expense(a)	13,827	20,688	27,073	41,452	57,836
Provision for income taxes	657	411	12,704	849	17,632
Depreciation and amortization(b)	8,269	6,075	16,330	12,329	32,186
Vacation Interest cost of sales(c)	15,462	9,000	28,364	26,846	58,213
Loss on extinguishment of debt(d)	46,807	—	46,807	—	62,411
Impairments and other non-cash write-offs(b)	35	—	42	79	1,550
Gain on the disposal of assets(b)	(149)	(38)	(153)	(88)	(1,047)
Adjustment to (gain on) bargain purchase from business combinations(e)	—	30	—	30	(2,909)
Amortization of loan origination costs(b)	2,147	1,286	4,211	2,468	7,162
Amortization of net portfolio premium (discounts)(b)	16	19	(93)	67	376
Stock-based compensation(f)	4,166	—	8,862	—	49,395
Adjusted EBITDA - Consolidated	$88,506	$55,427	$155,426	$104,261	$271,330

(a)	Corporate interest expense does not include interest expense related to non-recourse indebtedness incurred by our special-purpose vehicles that is secured by our VOI consumer loans.

(b)	These items represent non-cash charges/gains.

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

(d)
Represents $30.2 million of redemption premium paid on June 9, 2014 in connection with the redemption of the outstanding Senior Secured Notes using proceeds from the term loan portion of the Senior Credit Facility, and $16.6 million of unamortized debt issuance costs and debt discount written off upon the extinguishment of the Senior Secured Notes, the 2013 Revolving Credit Facility, ILXA Inventory Loan and the Tempus Inventory Loan.

(e)
For the three and six months ended June 30, 2013, represents an adjustment to the amount by which the fair value of the assets acquired net of the liabilities assumed in the PMR Acquisition (completed in May 2012) exceeded the purchase price. For LTM, represents the amount by which the fair value of the assets acquired net of the liabilities assumed in the PMR Service Companies Acquisition (completed in July 2013) exceeded the purchase price.

(f)	Represents the non-cash charge related to stock-based compensation expense due to stock options issued in connection with, and since, the consummation of the IPO.
Senior Secured Notes. The Senior Secured Notes carried an interest rate of 12.0% and were scheduled to mature in August 2018. On August 23, 2013, DRC completed the Tender Offer with respect to the Senior Secured Notes as required by the Notes Indenture in the event of the IPO. Holders that validly tendered their Notes received $1,120 per $1,000 principal amount of Notes, plus accrued and unpaid interest to (but excluding) the date of purchase. On June 9, 2014, DRC redeemed all of the remaining outstanding principal amount under the Senior Secured Notes at a redemption price equal to 108.077% of the face value of the Senior Secured Notes being redeemed (or $1,080.77 per $1,000 in principal amount of the Senior Secured Notes). The total redemption amount paid was $418.9 million, which includes $374.4 million of principal balance, $30.2 million of redemption premium and $14.2 million of accrued and unpaid interest up to (but excluding) June 9, 2014, and was paid using a portion of the proceeds from the term loan portion of the Senior Credit Facility.
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
On April 21, 2014, as required by the Conduit Facility, we entered into an interest rate swap agreement with a notional amount of $10.0 million (the "April 2014 Swap") that is scheduled to mature on March 20, 2024, to manage our exposure to fluctuations in interest rates. We pay interest at a fixed rate of 2.58% based on a floating notional amount according to a pre-determined amortization schedule and receive interest based on one-month floating LIBOR.
On June 27, 2014, as required by the Conduit Facility, we entered into an interest rate swap agreement with a notional amount of $45.0 million (the "June 2014 Swap") that is scheduled to mature on June 20, 2024, to manage our exposure to fluctuations in interest rates. We pay interest at a fixed rate of 2.48% based on a floating notional amount according to a pre-determined amortization schedule and receive interest based on one-month floating LIBOR. See "Note 3—Concentrations of Risk" to our condensed consolidated financial statements included elsewhere in this report for further detail on these swap agreements.
The Conduit Facility is subject to covenants including the maintenance of specific financial ratios. The financial ratio covenants consist of a minimum consolidated interest coverage ratio of at least 1.5 to 1.0 as of the measurement date and a maximum consolidated leverage ratio not to exceed 5.0 to 1.0 on each measurement date. The consolidated interest coverage ratio is calculated by dividing Consolidated EBITDA (as defined in the credit agreement) by Consolidated Interest Expense (as defined in the credit agreement); both are measured on a trailing 12-month basis preceding the measurement date. As of June 30, 2014, our interest coverage ratio was 5.01x. The consolidated leverage ratio is calculated by dividing Total Funded Debt (as defined in the credit agreement) minus unrestricted cash and cash equivalents as of the measurement date by Consolidated EBITDA as measured on a trailing 12-month basis preceding the measurement date. As of June 30, 2014, our consolidated leverage ratio was 1.26x. Covenants in the Conduit Facility also include a minimum liquidity requirement. The total liquidity covenant stipulates that our aggregate unrestricted cash and cash equivalents as of the measurement date must exceed $10.0 million through the Commitment Expiration Date (as defined in the credit agreement). As of June 30, 2014, our unrestricted cash and cash equivalents under the non-special-purpose subsidiaries was $117.9 million, which was $107.9 million higher than the minimum requirement. As of June 30, 2014, we were in compliance with all of these covenants.
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
ILXA Receivables Loan and Inventory Loan. On August 31, 2010, we completed the ILX Acquisition through our wholly-owned subsidiary, ILX Acquisition, Inc. (“ILXA”). In connection with the ILX Acquisition, ILXA entered into an Inventory Loan and Security Agreement (“ILXA Inventory Loan”) and a Receivables Loan and Security Agreement (“ILXA Receivables Loan”) with Textron Financial Corporation. The ILXA Inventory Loan was a non-revolving credit facility in the maximum principal amount of $23.0 million at an interest rate of 7.5%. The ILXA Receivables Loan was a receivables facility with an initial principal amount of $11.9 million at an interest rate of 10.0% and was collateralized by mortgages and contracts receivable of ILXA. Both loans were scheduled to mature on August 31, 2015. On May 9, 2014, we repaid all outstanding indebtedness under the ILXA Inventory Loan in the amount of $8.4 million, along with $0.2 million in accrued interest and $1.5 million in exit fees and other fees, using a portion of the proceeds from the term loan portion of the Senior Credit Facility. On May 9, 2014, we repaid all outstanding indebtedness under the ILXA Receivables Loan in the amount of $4.5 million, along with a de minimis amount in accrued interest and other fees, using general corporate funds.
Tempus Acquisition Loan and Tempus Resorts Acquisition Financing. On July 1, 2011, we completed the Tempus Resorts Acquisition through Mystic Dunes, LLC, a wholly-owned subsidiary of Tempus Acquisition, LLC. In order to fund the Tempus Resorts Acquisition, Tempus Acquisition, LLC entered into a Loan and Security Agreement with Guggenheim Corporate Funding, LLC, as the administrative agent for the lenders, which included affiliates of, or funds or accounts managed or advised by, Guggenheim Partners Investment Management, LLC, which is an affiliate of DRP Holdco, LLC (the "Guggenheim Investor"), and Silver Rock Financial LLC, another investor of ours (the “Tempus Acquisition Loan”). The Tempus Acquisition Loan was collateralized by all assets of Tempus Acquisition, LLC. The Tempus Acquisition Loan was initially in an aggregate principal amount of $41.1 million (which included a $5.5 million revolving loan) but was subsequently amended during the year ended December 31, 2012 to allow for additional borrowings. The Tempus Acquisition Loan bore interest at a rate of 18.0% and was scheduled to mature on June 30, 2015.
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

On July 1, 2011, another subsidiary of Mystic Dunes, LLC entered into an Amended and Restated Inventory Loan and Security Agreement with Textron Financial Corporation (the “Tempus Inventory Loan”) in the maximum amount of $4.3 million, collateralized by certain VOI inventory acquired in the Tempus Resorts Acquisition. The Tempus Inventory Loan bore interest at a rate equal to the three-month LIBOR (with a floor of 2.0%) plus 5.5% and was scheduled to mature on June 30, 2016, subject to extension to June 30, 2018.

On May 9, 2014, we repaid all outstanding indebtedness under the Tempus Inventory Loan in the amount of $2.0 million, along with a de minimis amount in accrued interest and other fees, using a portion of the proceeds from the term loan portion of the Senior Credit Facility.

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
In order to fund the PMR Acquisition, on May 21, 2012, DPMA entered into a Loan and Security Agreement with Guggenheim Corporate Funding, LLC, as the administrative agent for the lenders, which included affiliates of, or funds or accounts managed or advised by, Guggenheim Partners Investment Management, LLC, which is an affiliate of the Guggenheim Investor, Wellington Management Company, LLP, one of our investors, and Silver Rock Financial LLC, another one of our investors (the "PMR Acquisition Loan"). The PMR Acquisition Loan was collateralized by substantially all of the assets of DPMA. The PMR Acquisition Loan was initially in an aggregate principal amount of $71.3 million (consisting of a $61.3 million term loan and a $10.0 million revolving loan). The PMR Acquisition Loan bore interest at a rate of 18.0% and was scheduled to mature on May 21, 2016.
On July 24, 2013, we repaid all outstanding indebtedness under the PMR Acquisition Loan in the amount of $58.3 million, along with $0.8 million in accrued interest and $3.1 million in exit fees and other fees, using proceeds from the IPO.

On May 21, 2012, DPMA also entered into an Inventory Loan and Security Agreement (the "DPM Inventory Loan") with RFA PMR LoanCo, LLC. The DPM Inventory Loan provided debt financing for a portion of the purchase price of the defaulted receivables to be purchased by DPMA pursuant to a collateral recovery and repurchase agreement entered into between DPMA and an affiliate of RFA PMR LoanCo, LLC in connection with the PMR Acquisition. The interest rate was a variable rate equal to the sum of LIBOR plus 6.0% per annum; provided that LIBOR was never less than 2.0% or greater than 4.0% per annum.

On May 9, 2014, we repaid all outstanding indebtedness under the DPM Inventory Loan in the amount of $7.3 million, along with $0.1 million in accrued interest and other fees, using a portion of the proceeds from the term loan portion of the Senior Credit Facility.
2013 Revolving Credit Facility. On September 11, 2013, we entered into the $25.0 million 2013 Revolving Credit Facility. The 2013 Revolving Credit Facility provided that, subject to customary borrowing conditions, we could, from time to time prior to the fourth anniversary of the effective date of the 2013 Revolving Credit Facility, borrow, repay and re-borrow loans in an aggregate amount outstanding at any time not to exceed $25.0 million. Borrowings under the 2013 Revolving Credit Facility bore interest, at our option, at a variable rate equal to the sum of LIBOR plus 4.0% per annum or an adjusted base rate plus 3.0% per annum. The 2013 Revolving Credit Facility was subject to negative covenants generally consistent with the negative covenants applicable to the Senior Secured Notes. The repayment of borrowings and certain other obligations under the 2013 Revolving Credit Facility were secured on a pari passu basis by the collateral that secures the Senior Secured Notes. On May 9, 2014, we terminated the 2013 Revolving Credit Facility in conjunction with our entry into the Senior Credit Facility. There was no principal balance outstanding under the 2013 Revolving Credit Facility immediately prior to its termination.
Island One Borrowings. In connection with the Island One Acquisition completed on July 24, 2013, we assumed the loan sale agreement entered into by a subsidiary of Island One, Inc. on January 31, 2012 with Quorum that provides for an aggregate minimum $15.0 million loan sale facility (the "Island One Quorum Funding Facility"). Under the Island One Quorum Funding Facility, eligible consumer loans and in-transit loans are sold to Quorum on a non-recourse, permanent basis, provided that the underlying consumer obligor is a Quorum credit union member. The Island One Quorum Funding Facility provides for a purchase period of three years at a variable program fee of the published Wall Street Journal prime rate plus 6.0%, with a floor of 8.0%. The loan purchase commitment is conditional upon certain portfolio delinquency and default performance measurements. As of June 30, 2014, the weighted average purchase price payment of the Quorum Facility and the Island One Quorum Funding Facility was 87.7% of the obligor loan amount and the weighted average program purchase fee was 5.4% of the obligor loan amount.
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
Our indebtedness under the DROT 2011 Notes, the DROT 2013-1 Notes, the DROT 2013-2 Notes, the Conduit Facility, the Quorum Facility, the Tempus 2013 Notes, the Island One Quorum Funding Facility and the Island One Conduit Facility is non-recourse. Our securitizations represent debt that is securitized through bankruptcy-remote special-purpose entities, the creditors of which have no recourse to DRII, DRP or DRC for principal or interest. The funds received from the obligors of our consumer loans are directly used to pay the principal and interest due on the securitization notes.
Notes Payable. We finance premiums on certain insurance policies under three unsecured notes, which are scheduled to mature in September 2014, January 2015 and January 2015, respectively, and carry an interest rate of 3.3%, 3.1% and 3.1% per annum, respectively. In addition, we purchased certain software licenses during the three months ended June 30, 2014, with annual interest-free payments due for the next three years, and this obligation was recorded at fair value using a discount rate of 5.0%.
Future Capital Requirements. Over the next 12 months, we expect that our cash flows from operations and the borrowings under the Funding Facilities and the Senior Credit Facility will be available to cover the interest payments due under our indebtedness and fund our operating expenses and other obligations.
Our future capital requirements will depend on many factors, including the growth of our consumer financing activities, the expansion of our hospitality management operations and potential acquisitions. Our ability to secure short-term and long-term financing in the future will depend on a variety of factors, including our future profitability, the performance of our consumer loan receivable portfolio, our relative levels of debt and equity and the overall condition of the credit and securitization markets. There can be no assurances that any such financing will be available to us. If we are unable to secure short-term and long-term financing in the future or if cash flows from operations are less than expected, our liquidity and cash flows would be materially and adversely affected, we may be required to curtail our sales and marketing operations and we may not be able to implement our growth strategy.
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
As a result of the IPO and the resulting change in ownership, our federal net operating losses will be limited under Internal Revenue Code Section 382 to $42.6 million in 2014 and an additional $29.5 million that becomes available each subsequent year. State net operating loss carry-forwards are also available for use subject to similar limitations in many cases. We do not anticipate significant federal or state cash income tax liabilities for the year ending December 31, 2014.
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

On November 15, 2013, the parties to the Alter Ego Suit executed a settlement agreement which provided for (i) the dismissal of the Alter Ego Suit, with prejudice, (ii) the payment of $5.0 million in cash to the plaintiffs, (iii) the transfer of shares of a subsidiary of DRC whose only assets at the time of transfer were majority interests in two undeveloped real estate parcels in Mexico with a carrying value of $5.3 million and an appraised value of $6.7 million for those majority interests and (iv) the release of DRC and all of its affiliates (other than FLRX) from any liability in connection with the FLRX Judgment or matters relating to that judgment. Such actions were completed in December 2013 and January 2014. As a result of the settlement, we recorded a pre-tax charge to earnings of $10.5 million during the fourth quarter of 2013. The Alter Ego case was dismissed by the United States District Court for the Western District of Washington on June 24, 2014.
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
Off-Balance Sheet Arrangements. As of June 30, 2014, we did not have any off-balance sheet arrangements (as defined in Item 303(a)(4) of Regulation S-K).
Contractual Obligations. The following table presents obligations and commitments to make future payments under contracts and under contingent commitments as of June 30, 2014 (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior Credit Facility	$604,631	$28,803	$56,871	$55,892	$463,065
Securitization notes payable, including interest payable (1)	358,800	111,834	159,845	42,164	44,957
Conduit facilities, including interest payable	79,573	79,573	—	—	—
Notes Payable, including interest payable	5,141	4,824	317	—	—
Purchase obligations	1,890	1,890	—	—	—
Operating lease obligations	37,286	12,166	16,473	8,585	62
Total	$1,087,321	$239,090	$233,506	$106,641	$508,084
  _____________________
 (1) Assumes certain estimates for payments and cancellations on collateralized outstanding mortgage receivables.

Critical Accounting Policies and Use of Estimates
The discussion of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates and assumptions, including those related to revenue, bad debts and income taxes. These estimates are based on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of our analysis form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and the impact of such differences may be material to our condensed consolidated financial statements.
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

New Accounting Pronouncements

Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies; however, we have made an irrevocable election not to take advantage of this extended transition period provided in Section 7(a)(2)(B) of the Securities Act as allowed by Section 107(b)(1) of the JOBS Act.
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which supersedes most of the current revenue recognition requirements. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. New disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. This guidance is effective for us for our interim period ending March 31, 2017. Early application is not permitted. Entities must adopt the new guidance using one of two retrospective application methods. We are currently evaluating the standard to determine the impact of its adoption on our financial statements.
In January 2014, the FASB issued ASU No. 2014-04, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40)—Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure ("ASU 2014-04"). ASU 2014-04 clarifies when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate recognized. ASU 2014-04 is effective for public business entities for annual periods and interim periods within those annual periods beginning after December 15, 2014. We adopted ASU 2014-04 as of our interim period ended March 31, 2014. The adoption of this update did not have a material impact on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Inflation. Inflation and changing prices have not had a material impact on our revenues, income (loss) from operations, and net income (loss) during any of our three most recent fiscal years; however, to the extent inflationary trends affect short-term interest rates, a portion of our debt service costs, as well as the rates we charge on our consumer loans, may be affected.
Interest Rate Risk. We are exposed to interest rate risk through our variable rate indebtedness, including our Conduit Facility and Senior Credit Facility. We have attempted to manage our interest rate risk through the use of derivative financial instruments. For example, we are required to hedge 90% of the outstanding note balance under our Conduit Facility. We do not hold or issue financial instruments for trading purposes and do not enter into derivative transactions that would be considered speculative positions. To manage exposure to counterparty credit risk in interest rate swap and cap agreements, we enter into agreements with highly rated institutions that can be expected to fully perform under the terms of such agreements. At June 30, 2014, our derivative financial instruments consisted of three interest rate swap agreements, which did not qualify for hedge accounting. Interest differentials resulting from these agreements are recorded on an accrual basis as an adjustment to interest expense. We may enter into agreements for derivative financial instruments covering all or a portion of the term loan portion of the Senior Credit Facility; however, there can be no assurances that we will enter into such agreements.
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
As of June 30, 2014, 60.7% of our borrowings, or $522.3 million, bore interest at variable rates; however, all of our variable-rate borrowings require a minimal interest rate floor when LIBOR is below certain levels. Assuming the level of variable-rate borrowings outstanding at June 30, 2014, and assuming a one percentage point increase in the 2014 average interest rate payable on these borrowings, it was estimated that for the first six months of 2014 our interest expense would have increased and net income would have decreased by approximately $0.4 million.
Foreign Currency Translation Risk. In addition to our operations throughout the U.S., we conduct operations in international markets from which we receive, at least in part, revenues in foreign currencies. For example, we receive Euros and British Pounds Sterling in connection with operations in our European managed resorts and European VOI sales and Mexican Pesos in connection with our operations in Mexico. Because our financial results are reported in U.S. dollars, fluctuations in the value of the Euro, British Pound Sterling and Mexican Peso against the U.S. dollar have had, and will continue to have, an effect, which may be significant, on our reported financial results. A decline in the value of any of the foreign currencies in which we receive revenues, including the Euro, British Pound Sterling or Mexican Peso, against the U.S. dollar will tend to reduce our reported revenues and expenses, while an increase in the value of any such foreign currencies against the U.S. dollar will tend to increase our reported revenues and expenses. Variations in exchange rates can significantly affect the comparability of our financial results between financial periods. For additional information on the potential impact of exchange rate fluctuations on our financial results, see "Item 1A—Risk Factors—Fluctuations in foreign currency exchange rates, including as a result of the ongoing European debt crisis, may affect our reported results of operations." in the 2013 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES
As an "emerging growth company," as such term is defined in the JOBS Act, we have not been subject to the requirement of Section 404(b) of the Sarbanes-Oxley Act of 2002 that we provide an attestation report of our auditors on the effectiveness of our internal control over financial reporting. We will no longer qualify as an "emerging growth company" at the beginning of 2015 and, accordingly, will be required, pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, to include in our Annual Report on Form 10-K for our fiscal year ending December 31, 2014 an opinion from our auditor regarding the effectiveness of our internal controls as of the end of such fiscal year.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On November 15, 2013, the parties to the Alter Ego Suit executed a settlement agreement which provided for (i) the dismissal of the Alter Ego Suit, with prejudice, (ii) the payment of $5.0 million in cash to the plaintiffs, (iii) the transfer of shares of a subsidiary of DRC whose only assets at the time of transfer were majority interests in two undeveloped real estate parcels in Mexico with a carrying value of $5.3 million and an appraised value of $6.7 million for those majority interests and (iv) the release of DRC and all of its affiliates (other than FLRX) from any liability in connection with the FLRX Judgment or matters relating to that judgment. Such actions were completed in December 2013 and January 2014. As a result of the settlement, we recorded a pre-tax charge to earnings of $10.5 million during the fourth quarter of 2013. The Alter Ego case was dismissed by the United States District Court for the Western District of Washington on June 24, 2014.

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
Hawaii Water Intrusion Assessment and Litigation
In October 2011, the HOA of one of our managed resorts in Hawaii levied an assessment to the owner-families of that resort for water intrusion damage. The original amount of the assessment was $65.8 million, but in connection with the settlement of a class action, the assessment was reduced to $60.9 million. For deeded inventory or Collection points held by us at the time of the assessment, we owed $9.7 million of the original assessment; however, as a result of the settlement, this was reduced by $1.2 million, which will be recorded upon the receipt of the cash refund from the HOA. This assessment is payable in annual installments over five years. In addition, pursuant to the related class action settlement, we agreed to pay any amount of assessments defaulted on by owners in return for our recovery of the related VOIs. We expect to fund any future installment payments, and payments of assessments defaulted on by owners, from operating cash flows.
See "Part I. Item 3—Legal Proceedings" in the 2013 Form 10-K for further detail on our other legal proceedings.

ITEM 1A.    RISK FACTORS
There have been no material changes from the risk factors previously disclosed under “Item 1A—Risk Factors” in the 2013 Form 10-K.

ITEM 6.     EXHIBITS

Exhibit	Description
10.1
Credit Agreement, dated as of May 9, 2014, among Diamond Resorts Corporation, Diamond Resorts International, Inc., the lenders party thereto and Credit Suisse AG, as administrative agent and collateral agent, including forms of a Security Agreement and a Guarantee Agreement and other exhibits and schedules thereto (incorporated by reference to Exhibit 10.1 to Diamond Resorts International, Inc.'s Current Report on Form 8-K filed on May 15, 2014)

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
101
The following materials from Diamond Resorts International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Condensed Consolidated Statement of Stockholder's Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements, furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAMOND RESORTS INTERNATIONAL, INC.

Date:	August 6, 2014	By:	/s/ DAVID F. PALMER
David F. Palmer
President and Chief Executive Officer (Principal Executive Officer)

Date	August 6, 2014	By:	/s/ C. ALAN BENTLEY
C. Alan Bentley
Executive Vice President and Chief Financial Officer (Principal Financial Officer)