Form 10-Q
period 2014-09-30
Diamond Resorts International, Inc.
filed 2014-11-04
CIK 1566897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________

FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES ☒ NO
As of October 31, 2014, there were 75,660,588 outstanding shares of the common stock, par value $0.01 per share, of Diamond Resorts International, Inc.

EXPLANATORY NOTE
Prior to the consummation of the initial public offering (the "IPO") of its common stock on July 24, 2013, Diamond Resorts International, Inc. ("DRII") was a newly-formed Delaware corporation that had not conducted any activities other than those incident to its formation and the preparation of filings with the Securities and Exchange Commission (the "SEC") in connection with the IPO. DRII was formed for the purpose of changing the organizational structure of Diamond Resorts Parent, LLC ("DRP") from a limited liability company to a corporation. Immediately prior to the consummation of the IPO, DRP was the sole stockholder of DRII. In connection with, and immediately prior to the completion of the IPO, each member of DRP contributed all of its equity interests in DRP to DRII in return for shares of common stock of DRII. Following this contribution, DRII redeemed the shares of common units held by DRP and DRP was merged with and into DRII. As a result, DRII is now a holding company, and its principal asset is the direct and indirect ownership of equity interests in its subsidiaries, including Diamond Resorts Corporation ("DRC"), which is the operating subsidiary that has historically conducted the business reflected in this Quarterly Report on Form 10-Q and was the issuer of the 12.0% Senior Secured Notes due 2018 (the "Senior Secured Notes") that were redeemed on June 9, 2014. We refer to these, and other related transactions entered into substantially concurrently with the IPO, as the "Reorganization Transactions."
Except where the context otherwise requires or where otherwise indicated, (i) references in this Quarterly Report on Form 10-Q to "the Company," "we," "us" and "our," refer to DRP prior to the consummation of the Reorganization Transactions on July 24, 2013, and DRII, as the successor to DRP, following the consummation of the Reorganization Transactions, in each case together with its subsidiaries, including DRC and (ii) our condensed consolidated financial statements and other historical financial data included in this Quarterly Report on Form 10-Q are (a) those of DRP and its subsidiaries through July 24, 2013, after giving retroactive effect to the Reorganization Transactions and (b) those of DRII and its subsidiaries after July 24, 2013.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of September 30, 2014 (unaudited) and December 31, 2013	3

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2014 and 2013 (unaudited)	4

Condensed Consolidated Statement of Stockholders' Equity for the nine months ended September 30, 2014 (unaudited)	5

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 (unaudited)	6

Notes to the Unaudited Condensed Consolidated Financial Statements	8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	43

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	74

ITEM 4. CONTROLS AND PROCEDURES	74

PART II - OTHER INFORMATION	75

ITEM 1. LEGAL PROCEEDINGS	75

ITEM 1A. RISK FACTORS	75

ITEM 5. OTHER INFORMATION	76

ITEM 6. EXHIBITS	76

SIGNATURES

PART I — FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2014 and December 31, 2013
(In thousands, except share data)

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets:
Cash and cash equivalents	$181,923	$35,945
Cash in escrow and restricted cash	69,707	92,231
Mortgages and contracts receivable, net of allowance of $121,189 and $105,590, respectively	464,400	405,454
Due from related parties, net	45,213	46,262
Other receivables, net	34,030	54,588
Income tax receivable	29	25
Prepaid expenses and other assets, net	107,048	68,258
Unsold Vacation Interests, net	277,066	298,110
Property and equipment, net	70,661	60,396
Assets held for sale	14,706	10,662
Goodwill	30,632	30,632
Other intangible assets, net	183,493	198,632
Total assets	$1,478,908	$1,301,195
Liabilities and Stockholders' Equity:
Accounts payable	$15,754	$14,629
Due to related parties, net	57,475	44,644
Accrued liabilities	106,374	117,435
Income taxes payable	1,195	1,069
Deferred income taxes	52,865	22,404
Deferred revenues	90,670	110,892
Senior Credit Facility, net of unamortized original issue discount of $2,122 and $0, respectively	441,766	—
Senior Secured Notes, net of unamortized original issue discount of $0 and $6,548, respectively	—	367,892
Securitization notes and Funding Facilities, net of unamortized original issue discount of $172 and $226, respectively	451,441	391,267
Derivative liabilities	181	—
Notes payable	2,414	23,150
Total liabilities	1,220,135	1,093,382

Stockholders' equity:
Common stock $0.01 par value per share; authorized - 250,000,000 shares, issued and outstanding - 75,660,588 and 75,458,402 shares, respectively	757	755
Additional paid-in capital	477,867	463,194
Accumulated deficit	(202,376)	(239,959)
Accumulated other comprehensive loss	(17,475)	(16,177)
Total stockholders' equity	258,773	207,813
Total liabilities and stockholders' equity	$1,478,908	$1,301,195

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
For the three and nine months ended September 30, 2014 and 2013
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Management and member services	$37,795	$33,610	$115,238	$96,304
Consolidated resort operations	10,481	9,326	28,825	26,465
Vacation Interest sales, net of provision of $15,847, $13,851, $40,123 and $29,731, respectively	143,180	123,708	379,082	325,815
Interest	17,130	14,297	49,010	41,159
Other	13,379	10,661	40,049	29,184
Total revenues	221,965	191,602	612,204	518,927
Costs and Expenses:
Management and member services	8,549	9,408	23,377	27,952
Consolidated resort operations	9,216	9,602	25,662	26,169
Vacation Interest cost of sales	16,476	18,605	44,840	45,451
Advertising, sales and marketing	82,308	70,714	214,190	181,668
Vacation Interest carrying cost, net	5,162	10,154	19,766	29,141
Loan portfolio	1,400	2,296	6,249	7,555
Other operating	5,847	3,912	16,650	6,518
General and administrative	26,747	61,114	74,203	105,612
Depreciation and amortization	8,271	7,583	24,601	19,912
Interest expense	11,294	20,925	45,292	70,561
Loss on extinguishment of debt	—	13,383	46,807	13,383
Impairments and other write-offs	11	1,200	53	1,279
Loss (gain) on disposal of assets	224	(585)	71	(673)
Gain on bargain purchase from business combinations	—	(2,756)	—	(2,726)
Total costs and expenses	175,505	225,555	541,761	531,802
Income (loss) before provision (benefit) for income taxes	46,460	(33,953)	70,443	(12,875)
Provision (benefit) for income taxes	20,156	(7,626)	32,860	(6,777)
Net income (loss)	26,304	(26,327)	37,583	(6,098)
Other comprehensive (loss) income:
Currency translation adjustments, net of tax of $0	(2,931)	3,284	(1,420)	293
Post-retirement benefit plan	43	(2,106)	128	(2,106)
Other	(1)	10	(6)	49
Total other comprehensive (loss) income, net of tax	(2,889)	1,188	(1,298)	(1,764)
Comprehensive income (loss)	$23,415	$(25,139)	$36,285	$(7,862)
Net income (loss) per share:
Basic	$0.35	$(0.37)	$0.50	$(0.10)
Diluted	$0.34	$(0.37)	$0.49	$(0.10)
Weighted average common shares outstanding:
Basic	75,542	70,959	75,476	59,754
Diluted	77,418	70,959	76,695	59,754

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the nine months ended September 30, 2014
(In thousands, except share data)
(Unaudited)

	Common Stock Shares	Common Stock Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholder's Equity
Balance at January 1, 2014	75,458,402	$755	$463,194	$(239,959)	$(16,177)	$207,813
Exercise of stock options	156,000	2	2,307	—	—	2,309
Stock-based compensation	46,186	—	12,366	—	—	12,366
Net income for the nine months ended September 30, 2014	—	—		37,583	—	37,583
Currency translation adjustment, net of tax of $0	—	—	—	—	(1,420)	(1,420)
Change in post-retirement benefit plan, net of tax of $0	—	—	—	—	128	128
Other	—	—	—	—	(6)	(6)
Balance at September 30, 2014	75,660,588	$757	$477,867	$(202,376)	$(17,475)	$258,773

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the nine months ended September 30, 2014 and 2013 (In thousands) (Unaudited)

	2014	2013
Operating activities:
Net income (loss)	$37,583	$(6,098)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for uncollectible Vacation Interest sales revenue	40,123	29,731
Amortization of capitalized financing costs and original issue discounts	4,079	5,607
Amortization of capitalized loan origination costs and net portfolio discounts	6,555	4,308
Depreciation and amortization	24,601	19,912
Stock-based compensation	12,198	38,495
Loss on extinguishment of debt	46,807	13,383
Impairments and other write-offs	53	1,279
Loss (gain) on disposal of assets	71	(673)
Gain on bargain purchase from business combinations	—	(2,726)
Deferred income taxes	30,461	(8,040)
Loss on foreign currency exchange	98	215
Gain on mortgage repurchase	(519)	(71)
Unrealized loss on derivative instruments	181	657
Unrealized loss on post-retirement benefit plan	128	774
Cash to be received on insurance settlements	—	(2,876)
Changes in operating assets and liabilities excluding acquisitions:
Mortgages and contracts receivable	(105,158)	(84,469)
Due from related parties, net	5,786	(9,563)
Other receivables, net	20,572	18,806
Prepaid expenses and other assets, net	(41,500)	(28,313)
Unsold Vacation Interests, net	9,881	7,370
Accounts payable	1,123	(2,417)
Due to related parties, net	14,400	17,833
Accrued liabilities	(11,344)	(4,978)
Income taxes payable	135	1,294
Deferred revenues	(19,860)	(7,115)
Net cash provided by operating activities	76,454	2,325
Investing activities:
Property and equipment capital expenditures	(13,846)	(12,792)
Cash acquired in connection with the Island One Acquisition	—	725
Purchase of assets in connection with the PMR Service Companies Acquisition, net of cash acquired of $0 and $0, respectively	—	(47,758)
Proceeds from sale of assets	257	3,126
Net cash used in investing activities	$(13,589)	$(56,699)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—Continued For the nine months ended September 30, 2014 and 2013 (In thousands) (Unaudited)

	2014	2013

Financing activities:
Changes in cash in escrow and restricted cash	$22,460	$(17,670)
Proceeds from issuance of Senior Credit Facility	442,775	—
Proceeds from issuance of 2013 Revolving Credit Facility	—	15,000
Proceeds from issuance of securitization notes and Funding Facilities	206,325	265,873
Proceeds from issuance of notes payable	1,113	3,882
Payments on Senior Credit Facility	(1,112)	—
Payments on securitization notes and Funding Facilities	(146,206)	(201,584)
Payments on Senior Secured Notes, including redemption premium	(404,683)	(56,628)
Payments on notes payable	(28,492)	(131,832)
Payment of debt issuance costs	(11,048)	(6,163)
Proceeds from issuance of Common Stock, net of related costs	—	204,705
Proceeds from exercise of stock options	2,309	—
Repurchase of remaining outstanding warrants	—	(10,346)
Payments related to early extinguishment of notes payable	—	(2,034)
Net cash provided by financing activities	83,441	63,203
Net increase in cash and cash equivalents	146,306	8,829
Effect of changes in exchange rates on cash and cash equivalents	(328)	(14)
Cash and cash equivalents, beginning of period	35,945	21,061
Cash and cash equivalents, end of period	$181,923	$29,876

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash interest paid on corporate indebtedness	$48,877	$61,926
Cash interest paid on securitization notes and Funding Facilities	$10,814	$12,501
Cash paid for taxes, net of cash tax refunds	$1,972	$12
Purchase of assets in connection with the Island One Acquisition (2013) and PMR Service Companies Acquisition (2013):
Fair value of assets acquired based on a valuation report	$—	$135,455
Gain on bargain purchase recognized	—	(2,756)
Goodwill acquired	—	27,665
Cash paid	—	(47,758)
DRII common stock issued	—	(73,307)
Deferred tax liability	—	(19,939)
Liabilities assumed	$—	$19,360

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Insurance premiums financed through issuance of notes payable	$6,173	$7,822
Unsold Vacation Interests, net reclassified to property and equipment	$6,080	$—
Unsold Vacation Interests, net, reclassified to assets held for sale	$4,250	$10,165
Assets to be disposed but not actively marketed (prepaid expenses and other assets) reclassified to property and equipment	$265	$—
Information technology software and support financed through issuance of notes payable	$472	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1	— Background, Business and Basis of Presentation
Business and Background
On July 24, 2013, Diamond Resorts International, Inc. ("DRII") closed the initial public offering (the "IPO") of an aggregate of 17,825,000 shares of its common stock at the IPO price of $14.00 per share. In the IPO, DRII sold 16,100,000 shares of common stock, and Cloobeck Diamond Parent, LLC ("CDP"), in its capacity as a selling stockholder, sold 1,725,000 shares of common stock. The net proceeds to DRII were $204.3 million after deducting all offering expenses. In connection with the IPO, DRII filed with the Securities and Exchange Commission (the "SEC") (i) a registration statement on Form S-1, which registered the shares of common stock offered in the IPO under the Securities Act of 1933, as amended and (ii) a registration statement on Form 8-A, which registered DRII's common stock under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), each of which became effective on July 18, 2013.
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
DRII is a holding company, and its principal asset is the direct and indirect ownership of equity interests in its subsidiaries, including Diamond Resorts Corporation ("DRC"), which is the operating subsidiary that has historically conducted the business described below and was the issuer of the 12.0% senior secured notes due 2018 ("Senior Secured Notes"). On June 9, 2014, DRC redeemed all of the remaining outstanding principal amount under the Senior Secured Notes using a portion of the proceeds from the term loan portion of its $470.0 million Senior Credit Facility entered into on May 9, 2014. See "Note 6—Transactions with Related Parties" for the definition of the Senior Credit Facility and further detail on these transactions.
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
The Company operates in the hospitality and vacation ownership industry, with an ownership base of more than 515,000 owner-families, or members, and a worldwide network of 313 vacation destinations located in 34 countries throughout the world, including the continental United States ("U.S."), Hawaii, Canada, Mexico, the Caribbean, Central America, South America, Europe, Asia, Australia and Africa. The Company’s resort network includes 93 resort properties with approximately 11,000 units that are managed by the Company and 214 affiliated resorts and hotels and six cruise itineraries, which the Company does not manage and do not carry the Company's brand, but are a part of the Company's network and, through THE Club and other Club offerings (the "Clubs"), are available for its members to use as vacation destinations.
The Company’s operations consist of two interrelated businesses: (i) hospitality and management services, which includes operations related to the management of resort properties and seven multi-resort trusts (the "Collections"), operations of the Clubs, operations of the properties located in St. Maarten for which the Company functions as the homeowners association (the "HOA" and together with all other homeowners associations managed by the Company, the "HOAs"), food and beverage venues owned and managed by the Company and the provision of other hospitality and management services and (ii) marketing and sales of Vacation Ownership Interests ("VOIs" or "Vacation Interests") and consumer financing for purchasers of the Company’s VOIs.
Basis of Presentation
Except where the context otherwise requires or where otherwise indicated, the condensed consolidated financial statements and other historical financial data included in this Quarterly Report on Form 10-Q are (i) those of DRP and its subsidiaries through July 24, 2013, after giving retroactive effect to the Reorganization Transactions and (ii) those of DRII and its subsidiaries after July 24, 2013. The weighted average common shares outstanding for the three- and nine-month periods ended September 30, 2013 are based upon the number of Class A and Class B common units of DRP outstanding through July 24, 2013, retroactively adjusted for the exchange thereof for shares of common stock of DRII pursuant to the Reorganization Transactions, and thereafter, based upon the outstanding shares of DRII common stock.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

The accompanying condensed consolidated financial statements of Diamond Resorts International, Inc. and its subsidiaries have been prepared in accordance with accounting policies described in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 (the "2013 Form 10-K"). Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal and recurring nature. The accompanying condensed consolidated financial statements should be reviewed in conjunction with the Company's annual consolidated financial statements included in the 2013 Form 10-K. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results for the full year ending December 31, 2014 or any future period.

The Company’s statement of cash flows for the nine months ended September 30, 2013 was restated for an $8.1 million reclassification between the operating and financing sections to reflect the redemption premium paid in connection with the Tender Offer and exit fees paid in connection with the extinguishment of the Tempus Acquisition Loan and the PMR Acquisition Loan. This change increased cash flow from operating activities by $8.1 million and decreased cash flow from financing activities by the same amount; however, this change had no impact on previously-reported total cash flows, net loss, comprehensive loss, net loss per share, the balance sheet, the statement of operations or covenant compliance as of and for the nine months ended September 30, 2013. See "Note 16—Borrowings" for the definition of and further detail on the Tender Offer, the Tempus Acquisition Loan and the PMR Acquisition Loan.
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
On May 21, 2012, the Company acquired from Pacific Monarch Resorts, Inc. and its affiliates certain management contracts, unsold VOIs and the rights to recover and resell such interests, a portfolio of consumer loans and certain real property, additional owner-families and other assets (the "PMR Acquisition"), which added nine resorts to the Company's resort network.
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

Note 2    — Summary of Significant Accounting Policies
 Significant accounting policies are those policies that, in management's view, are most important in the portrayal of the Company's financial condition and results of operations. The methods, estimates and judgments that the Company uses in applying its accounting policies have a significant impact on the results that it reports in the financial statements. Some of these significant accounting policies require the Company to make subjective and complex judgments regarding matters that are inherently uncertain. See "Note 2—Summary of Significant Accounting Policies" set forth in the 2013 Form 10-K for a discussion of the Company's significant accounting policies that require significant judgment.
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
Vacation Interest sales, net of provision, consists of the following for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Vacation Interest sales	$159,027	$137,559	$419,205	$355,546
Provision for uncollectible Vacation Interest sales revenue	(15,847)	(13,851)	(40,123)	(29,731)
Vacation Interest sales, net of provision	$143,180	$123,708	$379,082	$325,815

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
 Geographic Concentration—Currently, portions of the Company's consumer loan portfolio are concentrated in certain geographic regions within the U.S. As of September 30, 2014, the Company's loans to California, Arizona and Florida residents constituted 31.7%, 8.8% and 5.6%, respectively, of the consumer loan portfolio. The deterioration of the economic condition and financial well-being of the regions in which the Company has significant loan concentrations, such as California, Arizona or Florida, could adversely affect its consumer loan portfolio, business and results of operations. No other state or foreign country concentration accounted for in excess of 5.0% of the portfolio. The credit risk inherent in such concentrations is dependent upon regional and general economic stability, which affects property values and the financial well-being of the borrowers.
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

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

On July 20, 2013, as required by the Conduit Facility (see "Note 16—Borrowings" for the definition of the Conduit Facility), the Company entered into an interest rate swap agreement with a notional amount of $55.0 million (the “July 2013 Swap”) that was scheduled to mature on July 20, 2023, to manage its exposure to fluctuations in interest rates. The Company paid interest at a fixed rate of 2.18% based on a floating notional amount according to a pre-determined amortization schedule and received interest based on one-month floating LIBOR.
On August 20, 2013, as required by the Conduit Facility, the Company entered into an interest rate swap agreement with a notional amount of $35.0 million (the “August 2013 Swap”) that was scheduled to mature on August 20, 2023, to manage its exposure to fluctuations in interest rates. The Company paid interest at a fixed rate of 2.42% based on a floating notional amount according to a pre-determined amortization schedule and received interest based on one-month floating LIBOR.
On November 20, 2013, the July 2013 Swap and the August 2013 Swap were terminated concurrent with the paydown of the Conduit Facility. A portion of the proceeds from the Diamond Resorts Owner Trust ("DROT") 2013-2 Notes (see "Note 16—Borrowings" for the definition of the DROT 2013-2 Notes) were used to pay off the then-outstanding balance on the Conduit Facility and the amounts due under the July 2013 Swap and August 2013 Swap.
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
On September 30, 2014, as required by the Conduit Facility, the Company entered into an interest rate swap agreement with a notional amount of $55.0 million (the "September 2014 Swap") that is scheduled to mature on September 20, 2024, to manage its exposure to fluctuations in interest rates. The Company pays interest at a fixed rate of 2.67% based on a floating notional amount according to a pre-determined amortization schedule and receives interest based on one-month floating LIBOR.
As of September 30, 2014, the aggregate fair value of the March 2014 Swap, the April 2014 Swap, the June 2014 Swap and the September 2014 Swap was calculated to be $0.2 million based on valuation reports provided by counterparties.
On October 20, 2014, the March 2014 Swap, the April 2014 Swap, the June 2014 Swap and the September 2014 Swap were terminated. Also on October 20, 2014, as required by the Conduit Facility, the Company entered into a new interest rate swap agreement with a notional amount of $112.5 million (the "October 2014 Swap") that is scheduled to mature on October 20, 2024, to manage it's exposure to fluctuation interest rates. The Company pays interest at a fixed rate of 2.45% based on a floating notional amount according to a pre-determined amortization schedule and receives interest based on one-month floating LIBOR.

Note 4	— Cash in Escrow and Restricted Cash
Cash in escrow and restricted cash as of the dates presented below consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Securitization and Funding Facilities collection and reserve cash	$24,674	$49,987
Collected on behalf of HOAs and other	19,844	17,091
Rental trust	13,562	11,131
Escrow	10,732	11,887
Bonds and deposits	895	2,135
Total cash in escrow and restricted cash	$69,707	$92,231

Securitization and Funding Facilities collection and reserve cash contains reserve cash held for the benefit of the secured note holders and cash collections on certain mortgages receivable that secure collateralized notes. As of December 31, 2013, Securitization and Funding Facilities collection and reserve cash included $23.3 million related to the future funding of contracts receivables associated with the DROT 2013-2 Notes that was released to the Company's unrestricted cash account in January 2014. Securitization and Funding Facilities collection and reserve cash as of September 30, 2014 did not include such amount. See "Note 16—Borrowings" for the definition of and further detail on these borrowings.

Note 5 — Mortgages and Contracts Receivable and Allowance for Loan and Contract Losses
The Company provides financing to purchasers of VOIs at North American and St. Maarten sales centers that are collateralized by their VOIs. Eligibility for this financing is determined based on the customers’ FICO credit scores. As of September 30, 2014, the mortgages and contracts receivable bore interest at fixed rates between 0.0% and 18.0%. The terms of the mortgages and contracts receivable range from one year to 15 years (with the majority being 10 years) and such financing may be prepaid at any time without penalty. The weighted average interest rate of outstanding mortgages and contracts receivable was 14.9% and 15.1% as of September 30, 2014 and December 31, 2013, respectively.
The Company charges off mortgages and contracts receivable upon the earliest of (i) the completion of cancellation or foreclosure proceedings or (ii) the customer's account becoming over 180 days delinquent. Once a customer has made six timely payments, following the event leading to the charge-off, the charge-off is reversed. A default in a customer's initial payment results in a rescission of the sale. All collection and foreclosure costs related to delinquent loans are expensed as incurred. Mortgages and contracts receivable between 90 and 180 days past due as of September 30, 2014 and December 31, 2013 were 1.9% and 2.5%, respectively, of gross mortgages and contracts receivable.
Mortgages and contracts receivable originated by the Company are recorded net of deferred loan and contract origination costs, and the related allowance for loan and contract losses. Loan and contract origination costs incurred in connection with providing financing for VOIs are capitalized and amortized over the estimated life of the mortgages or contracts receivable, based on historical prepayments, as a decrease to interest revenue using the effective interest method. Amortization of deferred loan and contract origination costs charged to interest revenue was $2.4 million and $1.4 million for the three months ended September 30, 2014 and 2013, respectively, and $6.6 million and $3.9 million for the nine months ended September 30, 2014 and 2013, respectively.
The Company recorded a $3.3 million discount on April 27, 2007 on the mortgage pool acquired in connection with the acquisition and merger with Sunterra Corporation, which discount was being amortized over the life of the related acquired mortgage pool. This discount was fully amortized during the three months ended March 31, 2014, and, accordingly, as of September 30, 2014 there was no net unamortized discount on this acquired mortgage pool. As of December 31, 2013, the net unamortized discount on this acquired mortgage pool was $0.2 million. During the three months ended September 30, 2013, a de minimis amount of amortization was recorded as an increase to interest income, and during the nine months ended September 30, 2013, amortization of $0.1 million was recorded as an increase to interest income. No amortization was recorded during the three months ended September 30, 2014. During the nine months ended September 30, 2014, $0.2 million of amortization was recorded as an increase to interest income.
The Company recorded a $0.8 million premium on July 1, 2011, on the purchased mortgage pool that was part of the Tempus Resorts Acquisition, which was being amortized over the life of the related acquired mortgage pool. This premium was fully amortized during the year ended December 31, 2013 as a result of the loans being sold as part of the Tempus 2013 Notes (see "Note 16—Borrowings" for the definition of the Tempus 2013 Notes). During the three and nine months ended September 30, 2013, amortization of $0.4 million and $0.5 million, respectively, were recorded as a decrease to interest revenue.
The Company recorded a $0.1 million premium on May 21, 2012 on the mortgage pool purchased in the PMR Acquisition, which was being amortized over the life of the related acquired mortgage pool. This premium was fully amortized during the year ended December 31, 2013. No amortization was recorded as a decrease to interest revenue during the three and nine months ended September 30, 2013.
The Company recorded a $0.6 million premium on July 24, 2013 on the mortgage pool purchased in the Island One Acquisition, which is being amortized over the life of the related acquired mortgage pool. As of September 30, 2014 and December 31, 2013, the net unamortized premium was $0.3 million and $0.5 million, respectively. During the three months ended September 30, 2014, $0.1 million of amortization was recorded as a decrease to interest revenue, and during the nine months ended September 30, 2014, $0.2 million was recorded as a decrease to interest revenue. No amortization was recorded as a decrease to interest revenue during the three and nine months ended September 30, 2013.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

Mortgages and contracts receivable, net, as of the dates presented below, consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Mortgages and contracts receivable, acquired	$44,748	$77,271
Mortgages and contracts receivable, contributed	207	443
Mortgages and contracts receivable, originated	521,286	417,595
Mortgages and contracts receivable, gross	566,241	495,309
Allowance for loan and contract losses	(121,189)	(105,590)
Deferred profit on Vacation Interest transactions	(1,890)	(2,197)
Deferred loan and contract origination costs, net of accumulated amortization	11,236	8,223
Inventory value of defaulted mortgages that were previously contributed or acquired	9,668	9,411
Premium on mortgages and contracts receivable, net of accumulated amortization	334	515
Discount on mortgages and contracts receivable, net of accumulated amortization	—	(217)
Mortgages and contracts receivable, net	$464,400	$405,454
As of September 30, 2014 and December 31, 2013, $500.4 million and $404.2 million, respectively, of the gross amount of mortgages and contracts receivable were collateralized against the Company’s various debt instruments included in "Securitization notes and Funding Facilities" in the accompanying condensed consolidated balance sheets. See "Note 16—Borrowings" for further detail.
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
Activity in the allowance for loan and contract losses associated with mortgages and contracts receivable as of the dates presented below consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Balance, beginning of period	$114,577	$87,193	$105,590	$83,784
Provision for uncollectible Vacation Interest sales revenue	15,882	13,659	40,175	29,128	(a)
Provision for purchased portfolios	—	3,972	—	3,972
Mortgages and contracts receivable charged off	(9,972)	(7,617)	(26,709)	(21,486)
Recoveries	714	925	2,136	2,757
Effect of translation rate	(12)	21	(3)	(2)
Balance, end of period	$121,189	$98,153	$121,189	$98,153
_____________
(a) The provision for uncollectible Vacation Interest sales revenue in the table above showing activity in the allowance for loan and contract losses associated with mortgages and contracts receivable is exclusive of ASC 978 adjustments related to deferred revenue, as well as adjustments for the rescission period required under applicable law. The ASC 978 adjustments increased the provision for uncollectible Vacation Interest sales revenue by a de minimis amount for the three months ended September 30, 2014 and increased the provision by $0.1 million for the three months ended September 30, 2013. The ASC 978 adjustments increased the provision for uncollectible Vacation Interest sales revenue for the nine months ended September 30, 2014 by a de minimis amount and increased the provision by $0.8 million for the nine months ended September 30, 2013. There were no adjustments for the rescission period for the three and nine months ended September 30, 2014. The adjustments for the rescission period increased the provision for uncollectible Vacation Interest sales revenue by $0.1 million for the three months ended September 30, 2013 and decreased the provision for uncollectible Vacation Interest sales revenue by $0.2 million for the nine months ended September 30, 2013.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

A summary of credit quality as of the dates presented below is as follows (in thousands):

FICO Scores	September 30, 2014%		December 31, 2013%
>799	$50,349	9%	$45,235	9%
700 – 799	290,330	51%	237,557	48%
600 – 699	181,323	32%	152,601	31%
<600	24,604	4%	24,076	5%
No FICO Scores	19,635	4%	35,840	7%
	$566,241	100%	$495,309	100%
The Company captures FICO credit scores when each loan is underwritten. FICO credit score information is updated annually and was last updated as of March 31, 2014 for then-existing mortgages and contracts receivable. The "No FICO Scores" category in the table above is primarily comprised of customers who live outside of the U.S.

Note 6	— Transactions with Related Parties
Due from Related Parties, Net, and Due to Related Parties, Net
Amounts due from related parties, net, and due to related parties, net, consist primarily of transactions with HOAs or Collections for which the Company acts as the management company. Due from related parties, net, transactions include (i) management fees for the Company’s role as the management company; (ii) certain expenses reimbursed by HOAs and Collections and (iii) the allocation of a portion of the Company’s Vacation Interest carrying costs, management and member services, consolidated resort operations, loan portfolio and general and administrative expenses according to a pre-determined schedule approved by the board of directors at each HOA and Collection. Due to related parties, net, transactions include (i) the amounts due to HOAs under inventory recovery agreements that the Company enters into regularly with certain HOAs and similar agreements with the Collections, pursuant to which the Company recaptures VOIs, either in the form of vacation points or vacation intervals, and brings them into the Company’s inventory for sale to customers; (ii) the maintenance fee and assessment fee liability owed to HOAs or Collections for VOIs owned by the Company (this liability is recorded on January 1 of each year for the entire amount of the annual maintenance and assessment fees, and is relieved throughout the year by payments remitted to the HOAs and the Collections; these maintenance and assessment fees are also recorded as prepaid expenses and other assets in the accompanying condensed consolidated balance sheets and amortized ratably over the year); (iii) cleaning fees owed to the HOAs for room stays incurred by the Company’s customers; (iv) subsidy liabilities according to a developer guarantee at a resort and (v) miscellaneous transactions with other non-HOA related parties.
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
Due from related parties, net as of the dates presented below consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Amounts due from HOAs	$38,638	$36,957
Amounts due from Collections	6,298	7,938
Amounts due from other	277	1,367
Total due from related parties, net	$45,213	$46,262

Due to related parties, net as of the dates presented below consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Amounts due to HOAs	$20,162	$16,032
Amounts due to Collections	37,313	28,381
Amounts due to other	—	231
Total due to related parties, net	$57,475	$44,644

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
In connection with the amendment and restatement of the Company's Conduit Facility on April 11, 2013, an affiliate of Guggenheim became a commercial paper conduit for the Conduit Facility. Also, another affiliate of Guggenheim is currently an investor in the Company's $64.5 million DROT 2011 Notes issued on April 27, 2011 (the "DROT 2011 Notes") and was an investor in the Company's Senior Secured Notes that were redeemed on June 9, 2014. See "Note 16—Borrowings" for the definition of and more detail regarding these borrowings.
On July 1, 2011, the Company completed the Tempus Resorts Acquisition. In order to fund the Tempus Resorts Acquisition, Tempus Acquisition, LLC, a subsidiary of the Company, entered into the Tempus Acquisition Loan with Guggenheim Corporate Funding, LLC. See "Note 16—Borrowings" for the definition of and more detail on the Tempus Acquisition Loan. On July 24, 2013, the outstanding principal balance under the Tempus Acquisition Loan, along with accrued and unpaid interest and exit fees, was paid off in full using an aggregate of $50.0 million in proceeds from the IPO.
During the three and nine months ended September 30, 2013, Tempus Acquisition, LLC made an aggregate of approximately $0.3 million and $2.8 million, respectively, in interest payments and approximately $47.5 million and $52.8 million, respectively, in principal payments on the Tempus Acquisition Loan. Tempus Acquisition, LLC also made exit fee payments of approximately $2.7 million in the three and nine months ended September 30, 2013.
In connection with the funding of the Tempus Acquisition Loan (which was entered into in connection with the Tempus Resorts Acquisition) pursuant to the Loan and Security Agreement, dated as of June 30, 2011, among Tempus Acquisition, LLC, the lenders party thereto and Guggenheim Corporate Funding, LLC, the Company issued a warrant (the “Tempus Warrant”) to Guggenheim Corporate Funding, LLC, as the administrative agent, for the benefit of the lenders, pursuant to a warrant agreement, between the Company and Guggenheim Corporate Funding, LLC. Following the Company's payoff of the Tempus Acquisition Loan in full on July 24, 2013, the Tempus Warrant terminated for no consideration pursuant to the terms of the Tempus Warrant. See "Note 16—Borrowings" for further detail.
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
During the three and nine months ended September 30, 2013, DPMA made an aggregate of approximately $0.4 million and $3.4 million, respectively, in interest payments and approximately $59.3 million and $64.6 million, respectively, in principal payments on the PMR Acquisition Loan. DPMA also made exit fee payments of approximately $3.1 million in the three and nine months ended September 30, 2013.
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
On September 27, 2013, the Company paid approximately $10.3 million to repurchase warrants to purchase shares of common stock of DRC held by an affiliate of Guggenheim Partners, LLC and another institutional investor, and, substantially concurrently therewith, the Company borrowed approximately $15.0 million under the 2013 Revolving Credit Facility. The affiliate of Guggenheim Partners, LLC that held one of these warrants received approximately $2.8 million in connection with such repurchase. See "Note 16—Borrowings" for definitions of, and more detail on, the 2013 Revolving Credit Facility.
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

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

Affiliates of Guggenheim (1) received fees of approximately $1.8 million relating to their participation in the Senior Credit Facility, and (2) on behalf of Guggenheim’s investment advisory clients, (i) provided an approximate aggregate principal amount of $111.3 million of the $445.0 million in term loans under the Senior Credit Facility ($110.7 million of the $442.8 million term loan proceeds received by the Company) and (ii) have agreed to provide an approximate aggregate principal amount of $6.3 million in loans under the $25.0 million revolving line of credit. Further, affiliates of Guggenheim held approximately $114.1 million in aggregate principal amount of Senior Secured Notes that were redeemed by DRC on June 9, 2014. See "Note 16—Borrowings" for further detail on the Senior Credit Facility and the redemption of the Senior Secured Notes.

Hospitality Management and Consulting Service, LLC ("HM&C") Management Services Agreement
Pursuant to a services agreement that the Company entered into with HM&C effective as of December 31, 2010 (as amended and restated effective as of December 31, 2012 (the "HM&C Agreement"), HM&C provides two categories of management services to the Company on a cost-recovery basis: (i) executive and strategic oversight of the services that the Company provides to HOAs and the Collections through the Company’s hospitality and management services operations, for the benefit of the Company and of the HOAs and the Collections ("HOA Management Services"). The fees for these services are generally included in the determination of the annual budget for the HOAs and the Collections and paid to the Company and (ii) executive, corporate and strategic oversight of the Company’s operations and certain other administrative services.
HM&C provides the Company with the services of Mr. Stephen J. Cloobeck (the Company's founder and Chairman), the Company's three executive officers and approximately 53 other employees (including, Sheldon Cloobeck, the father of Mr. Cloobeck), each of whom devotes his or her full business time and attention to the Company. Pursuant to the HM&C Agreement, HM&C is entitled to receive (i) an annual management fee for providing HOA Management Services; (ii) an annual management fee for providing corporate management services; (iii) an annual incentive payment based on performance metrics determined by the board of directors of the Company, subject to certain minimum amounts set forth in the HM&C Agreement and (iv) reimbursement of HM&C's expenses incurred in connection with the activities provided under the HM&C Agreement. The HM&C Agreement also provides for the payment of additional fees to HM&C as and when agreed by the Company and HM&C in the event HM&C provides certain additional services to the Company for the benefit of HOAs or the Collections or in connection with any acquisitions, financing transactions or other significant transactions undertaken by the Company or its subsidiaries, although the Company has not paid any such additional fees to HM&C to date. The Company incurred management fees, incentive payments (excluding stock-based compensation) and expense reimbursements in connection with the HM&C Agreement of $7.7 million and $18.1 million for the three and nine months ended September 30, 2014, respectively, and $7.5 million and $20.4 million for the three and nine months ended September 30, 2013, respectively. The HM&C Agreement has a term that is currently set to expire on December 31, 2015, and thereafter automatically renews for successive annual periods unless terminated by the Company or HM&C.
As of September 30, 2014 and December 31, 2013, the Company owed HM&C $3.3 million and $7.3 million, respectively, in unpaid and accrued fees related to services performed.
Aircraft Lease
In January 2012, the Company entered into an Aircraft Lease Agreement with N702DR, LLC, a limited liability company of which Mr. Cloobeck is a beneficial owner and a controlling party. Pursuant to this lease agreement, the Company leases an aircraft from N702DR, LLC and paid N702DR, LLC $0.6 million for each of the three months ended September 30, 2014 and 2013, and $1.8 million for each of the nine months ended September 30, 2014 and 2013.
Praesumo Agreement
In June 2009, the Company entered into an Engagement Agreement for Individual Independent Contractor with Praesumo Partners, LLC, a limited liability company of which Mr. Lowell D. Kraff, the Vice Chairman of the Board of Directors of the Company, is a beneficial owner and a controlling party. Pursuant to this engagement agreement, Praesumo provides Mr. Kraff as an independent contractor to the Company to provide, among other things, acquisition, development and finance consulting services. In September 2012, the agreement was renewed for an additional one-year term and the agreement automatically renewed for an additional one-year term in September 2013. In August 2014, the agreement was further amended to extend the term for an additional year, with the term expiring August 31, 2015. In consideration of these services provided pursuant to this agreement, the Company paid to Praesumo Partners, LLC, in the aggregate, $0.4 million and $1.3 million in fees and expense reimbursements for the three and nine months ended September 30, 2014, respectively, and $0.5 million and $1.4 million for the three and nine months ended September 30, 2013, respectively. These amounts do not include certain travel-related costs paid directly by the Company.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

Luumena
Mr. Kraff was also a beneficial owner of Luumena, LLC, which provides digital media services. The Company did not pay Luumena, LLC any amount during the three months ended September 30, 2013 and paid Luumena, LLC $0.2 million during the nine months ended September 30, 2013. Effective January 1, 2014, Mr. Kraff no longer had any beneficial ownership in Luumena, LLC.
Technogistics
Mr. Kraff was also a beneficial owner of Technogistics, LLC, which provides direct marketing services. The Company paid Technogistics, LLC $0.4 million and $1.0 million during the three and nine months ended September 30, 2013, respectively. Effective January 1, 2014, Mr. Kraff no longer had any beneficial ownership in Technogistics, LLC.
Trivergance Business Resources
Mr. Kraff was also a beneficial owner of Trivergance Business Resources, LLC. Commencing on January 1, 2013, Trivergance Business Resources, LLC began providing promotional, product placement, marketing, public relations and branding services to the Company, including the development of a new consumer marketing website. The Company paid Trivergance Business Resources, LLC $0.2 million and $0.7 million during the three and nine months ended September 30, 2013, respectively. Effective January 1, 2014, Mr. Kraff no longer had any beneficial ownership in Trivergance Business Resources, LLC.
Mackinac Partners
Since September 2008, Mr. C. Alan Bentley has served in various officer capacities, including as Executive Vice President, and as a director, of certain subsidiaries of DRP. In January 2013, Mr. Bentley was named Executive Vice President and Chief Financial Officer. Mr. Bentley is also a partner of Mackinac Partners, LLC, a financial advisory firm that provides consulting services to the Company. The services provided by Mackinac Partners, LLC to the Company include advisory services relating to mergers and acquisitions, capital formation, corporate finance and litigation support. In addition to these services, which Mackinac Partners, LLC provides at hourly rates, Mackinac Partners, LLC also provides to the Company strategic advisory services of one of its managing partners at a rate of $0.2 million for each three-month period effective January 1, 2013. For the three and nine months ended September 30, 2014, the Company paid fees and expense reimbursements to Mackinac Partners, LLC of $0.2 million and $1.6 million, respectively, and, for the three and nine months ended September 30, 2013, paid fees and expense reimbursements to Mackinac Partners, LLC of $0.3 million and $1.7 million, respectively.
Katten Muchin Rosenman LLP
Mr. Howard S. Lanznar, who joined the Company as the Executive Vice President and Chief Administrative Officer in September 2012, was a partner of the law firm of Katten Muchin Rosenman LLP ("Katten") until August 31, 2014 and is currently Of Counsel at the firm. Additionally, Richard M. Daley, who is a member of the Board of Directors of the Company and the Compensation Committee, is Of Counsel at Katten. Katten renders legal services to the Company. During the three and nine months ended September 30, 2014, the Company paid to Katten fees of $0.8 million and $3.0 million, respectively, and, during the three and nine months ended September 30, 2013, paid fees of $2.2 million and $4.8 million, respectively.

Note 7	— Other Receivables, Net
Other receivables, net, as of the dates presented below consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Receivables related to mini-vacation and sampler programs, net	$16,279	$11,844
Mortgage and contracts interest receivable	5,307	5,025
Rental receivables and other resort management-related receivables, net	5,096	3,595
Club dues receivable, net	3,062	29,418
Value added tax refund receivable	2,042	2,274
Owner maintenance fees receivable, net	479	116
Insurance claims receivable	31	96
Other receivables	1,734	2,220
Total other receivables, net	$34,030	$54,588

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

Note 8	— Prepaid Expenses and Other Assets, Net
The nature of selected balances included in prepaid expenses and other assets, net, includes:
Vacation Interest purchases in transit—purchases of Vacation Interests from third parties for which the title has not been officially transferred to the Company. These Vacation Interest purchases in transit are reclassified to unsold Vacation Interests, net, upon successful transfer of title.
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
Prepaid member benefits and affinity programs—usage rights of members of the Clubs can be exchanged for a variety of products and travel services, including airfare, cruises and excursions. Prepaid usage rights are amortized ratably over the year.
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
Prepaid expenses and other assets, net, as of the dates presented below consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Vacation Interest purchases in transit	$18,259	$12,495
Unamortized maintenance fees	18,213	—
Debt issuance costs, net	17,198	20,086
Deferred commissions	17,171	13,153
Prepaid member benefits and affinity programs	6,910	2,497
Deferred inventory recovery agreements	4,539	—
Deposits and advances	4,235	4,068
Other inventory or consumables	4,202	3,028
Prepaid insurance	3,210	2,359
Prepaid sales and marketing costs	2,403	815
Unamortized exchange fees	1,564	—
Prepaid rent	1,155	344
Prepaid professional fees	1,064	2,207
Prepaid maintenance fees	874	2,501
Assets to be disposed (not actively marketed)	264	537
Other	5,787	4,168
Total prepaid expenses and other assets, net	$107,048	$68,258

With the exception of Vacation Interest purchases in transit and assets to be disposed (not actively marketed), prepaid expenses are expensed as the underlying assets are utilized or amortized. Debt issuance costs incurred in connection with obtaining funding for the Company have been capitalized and are being amortized over the lives of the related funding agreements as a component of interest expense using a method which approximates the effective interest method. Amortization of capitalized debt issuance costs included in interest expense was $1.0 million and $1.5 million for the three months ended September 30, 2014 and 2013, respectively, and $3.5 million and $4.6 million for the nine months ended September 30, 2014 and 2013, respectively. See "Note 16—Borrowings" for more detail.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

Debt issuance costs, net of amortization, recorded as of September 30, 2014 were comprised of $10.1 million related to the Senior Credit Facility, $3.0 million related to the DROT 2013-2 Notes, $1.4 million related to the DROT 2013-1 Notes, $0.9 million related to the Tempus 2013 Notes, $0.8 million related to the DROT 2011 Notes and $0.5 million related to the Conduit Facility. See "Note 16—Borrowings" for definitions of these terms and more detail on the Company's borrowings.
Debt issuance costs, net of amortization, recorded as of December 31, 2013 were comprised of $10.2 million related to the Senior Secured Notes, $3.6 million related to the DROT 2013-2 Notes, $1.7 million related to the DROT 2013-1 Notes, $1.3 million related to the Conduit Facility, $1.1 million related to the DROT 2011 Notes, $1.1 million related to the Tempus 2013 Notes, $1.0 million related to the 2013 Revolving Credit Facility and $0.1 million related to the ILXA loans. See "Note 16—Borrowings" for definitions of these terms and more detail on the Company's borrowings.
Debt issuance costs of $0.1 million were written off in May 2014 in connection with the payoff of the ILX Inventory Loan and the Tempus Inventory Loan using a portion of the proceeds from the term loan portion of the Senior Credit Facility. In addition, debt issuance costs of $0.9 million were written off in May 2014 due to the termination of the 2013 Revolving Credit Facility in connection with the Company's entry into the Senior Credit Facility. Furthermore, debt issuance costs of $9.4 million were written off in connection with the redemption of the Senior Secured Notes in June 2014. The Company recognized a charge of $46.8 million in loss on extinguishment of debt, including the $10.5 million write off of these debt issuance costs, for the nine months ended September 30, 2014. See "Note 16—Borrowings" for more detail on the redemption of the Senior Secured Notes.

Note 9	— Unsold Vacation Interests, Net
Unsold Vacation Interests, net as of the dates presented below consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Completed unsold Vacation Interests, net	$244,835	$251,688
Undeveloped land	24,456	28,513
Vacation Interest construction-in-progress	7,775	17,909
Unsold Vacation Interests, net	$277,066	$298,110
Activity related to unsold Vacation Interests, net, for the periods presented below consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Balance, beginning of period	$292,248	$307,613	$298,110	$315,867
Vacation Interest cost of sales	(16,476)	(18,605)	(44,840)	(45,451)
(Reinstatement) recovery of inventory — North America	(1,543)	179	17,037	20,127
Purchases in connection with business combinations	—	4,823	—	4,823
Inventory recovery activity — Europe	367	3,086	4,084	4,478
Open market and bulk purchases	6,306	181	7,838	1,609
Accrued bulk purchases	—	(804)	1,810	662
Capitalized legal, title and trust fees	2,192	(39)	3,689	1,107
Transfer of construction-in-progress to property and equipment, net	—	—	(5,616)	—
Construction-in-progress	104	1,387	596	3,579
Loan default recoveries, net	1,121	612	1,970	2,572
Transfers to assets held for sale	(4,250)	(14)	(4,250)	(10,165)
Impairment of inventory	—	(1,200)	—	(1,200)
Effect of foreign currency translation	(2,770)	2,355	(1,650)	1,062
Other	(233)	2,135	(1,712)	2,639
Balance, end of period	$277,066	$301,709	$277,066	$301,709

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

See "Note 2—Summary of Significant Accounting Policies" set forth in the 2013 Form 10-K for discussion on unsold Vacation Interests, net.

Note 10	— Property and Equipment, Net
Property and equipment, net as of the dates presented below consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Land and improvements	$19,298	$18,606
Buildings and leasehold improvements	43,942	35,604
Furniture and office equipment	20,038	18,650
Computer software	30,916	24,488
Computer equipment	15,672	12,521
Construction in progress	471	10
Property and equipment, gross	130,337	109,879
Less accumulated depreciation	(59,676)	(49,483)
Property and equipment, net	$70,661	$60,396
Depreciation expense related to property and equipment was $3.5 million and $3.0 million for the three months ended September 30, 2014 and 2013, respectively, and $9.8 million and $8.1 million for the nine months ended September 30, 2014 and 2013, respectively.
Property and equipment are recorded at either cost for assets purchased or constructed or fair value in the case of assets acquired through business combinations. The costs of improvements that extend the useful life of property and equipment are capitalized when incurred. These capitalized costs may include structural costs, equipment, fixtures and floor and wall coverings. All repair and maintenance costs are expensed as incurred.
Buildings and leasehold improvements are depreciated using the straight-line method over the lesser of the estimated useful lives, which range from four to 40 years, or the remainder of the lease terms. Furniture, office equipment, computer software and computer equipment are depreciated using the straight-line method over their estimated useful lives, which range from three to seven years.

Note 11 — Goodwill
Goodwill represents the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. The Company does not amortize goodwill, but rather evaluates goodwill for potential impairment on an annual basis or at other times during the year if events or circumstances indicate that it is more likely than not that the fair value of a reporting unit, as defined in ASC 350-20, "Intangibles—Goodwill," is below the carrying amount. During the three months ended September 30, 2014, the Company performed its annual evaluation of potential impairment of goodwill as required in the ordinary course of business. The Company assessed various qualitative factors and determined that it was not more likely than not that the fair value of any of its reporting units was below the carrying amount. As such, the Company concluded that the first and second steps of the goodwill impairment test were unnecessary.
The balance at September 30, 2014 and December 31, 2013 represents the goodwill recorded in connection with the Island One Acquisition completed on July 24, 2013.
See "Note 2—Summary of Significant Accounting Policies" set forth in the 2013 Form 10-K for further detail on the Company's policy related to goodwill impairment testing.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

Note 12 — Other Intangible Assets, Net

Other intangible assets, net as of September 30, 2014 consisted of the following (in thousands):

	Gross Carrying Cost	Accumulated Amortization	Net Book Value
Management contracts	$202,456	$(42,173)	$160,283
Member relationships and exchange clubs	55,936	(35,874)	20,062
Distributor relationships and other	4,867	(1,719)	3,148
Total other intangible assets	$263,259	$(79,766)	$183,493
Other intangible assets, net as of December 31, 2013 consisted of the following (in thousands):

	Gross Carrying Cost	Accumulated Amortization	Net Book Value
Management contracts	$202,948	$(31,905)	$171,043
Member relationships and exchange clubs	56,128	(32,090)	24,038
Distributor relationships and other	4,875	(1,324)	3,551
Total other intangible assets	$263,951	$(65,319)	$198,632
Amortization expense for management contracts is recognized on a straight-line basis over the estimated useful lives of the management contracts, ranging from five to 25 years. Amortization expense for management contracts was $3.5 million and $3.0 million for the three months ended September 30, 2014 and 2013, respectively, and $10.4 million and $7.5 million for the nine months ended September 30, 2014 and 2013, respectively. Amortization expense for member relationships, member exchange clubs, distributor relationships and other is recorded over the period of time that the relationships are expected to produce cash flows. Amortization expense for member relationships, member exchange clubs, distributor relationships and other intangibles was $1.3 million and $1.5 million for the three months ended September 30, 2014 and 2013, respectively, and $4.4 million for each of the nine months ended September 30, 2014 and 2013. Membership relationships and distributor relationships have estimated useful lives ranging from three to 30 years; however, the Company expects to generate significantly more cash flows during the earlier years of the relationships than the later years. Consequently, amortization expenses on these relationships decrease significantly over the lives of the relationships. See "Note 2—Summary of Significant Accounting Policies" set forth in the 2013 Form 10-K for further detail on the Company's policy related to impairment testing of the Company's intangible assets.
The estimated aggregate amortization expense for intangible assets as of September 30, 2014 is expected to be $17.6 million, $14.3 million, $13.5 million, $13.0 million and $12.9 million for the successive 12 month periods ending September 30, 2015 through 2019, respectively, and $112.1 million for the remaining lives of these intangible assets.

Note 13 — Assets Held for Sale
Assets held for sale as of the dates presented below consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Certain completed units in Cabo, Mexico	$5,855	$5,855
Vacant land in Orlando, Florida	4,000	—
Vacant land in Kona, Hawaii	3,600	3,600
Points equivalent of unsold units and resorts in Europe	1,251	1,207
Total assets held for sale	$14,706	$10,662
In July 2014, the Company received, and accepted, a letter of intent from a third party to purchase a certain parcel of vacant land located in Orlando, Florida and reclassified the land value of $4.0 million from unsold Vacation Interests, net to assets held for sale.

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
Accrued escrow liability—deposits in escrow received on Vacation Interests sold.
Accrued operating lease liabilities—difference between straight-line operating lease expenses and cash payments associated with any equipment, furniture or facilities leases classified as operating leases.
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
Accrued contingent litigation liabilities—estimated settlement costs for existing litigation cases.
Accrued liabilities as of the dates presented below consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Accrued payroll and related	$26,821	$32,117
Accrued commissions	18,810	16,234
Accrued other taxes	14,754	11,589
Accrued marketing expenses	13,062	11,828
Accrued insurance	4,286	4,418
Accrued escrow liability	3,939	3,210
Accrued operating lease liabilities	3,656	3,580
Accrued liability related to business combinations	3,258	3,550
Accrued exchange company fees	2,987	1,689
Accrued professional fees	2,695	2,100
Accrued call center costs	2,083	1,443
Deposits on pending sale of assets	1,827	1,311
Accrued interest	425	19,084
Accrued contingent litigation liabilities	8	257
Other	7,763	5,025
Total accrued liabilities	$106,374	$117,435

On May 9, 2014, the Company repaid all outstanding indebtedness under the ILXA Inventory Loan, the Tempus Inventory Loan and the DPM Inventory Loan, along with an aggregate of $1.8 million in associated accrued interest and fees, using proceeds from the term loan portion of the Senior Credit Facility.

On June 9, 2014, DRC redeemed all of the remaining outstanding principal amount under the Senior Secured Notes, and paid approximately $14.2 million of accrued interest, using a portion of the proceeds from the term loan portion of the Senior Credit Facility. See "Note 16—Borrowings" for further detail on the Senior Credit Facility and the redemption of the Senior Secured Notes.

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
Deferred revenue from an exchange company—unearned portion of a $5.0 million payment that the Company received in 2008 as consideration for granting the exclusive rights to Interval International to provide call center services and exchange services to the Company. In accordance with ASC 605-50, "Revenue Recognition — Customer Payments and Incentives," the $5.0 million was being recognized over the 10-year term of the agreements as a reduction of the costs incurred for the services provided by Interval International. In April 2014, the Company renegotiated the contract with Interval International, relieving the Company from its obligation to repay the unearned portion to Interval International and resulting in the release of this deferred revenue to the statement of operations and comprehensive income (loss) as a reduction of costs incurred for the services provided by Interval International.
Deferred revenues as of the dates presented below consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Deferred Sampler Packages revenue	$58,042	$54,010
Deferred maintenance and reserve fee revenue	14,113	12,375
Club deferred revenue	10,138	37,516
Accrued guest deposits	5,999	3,836
Deferred management fees and allocation revenue	1,155	284
Deferred amenity fee revenue	651	—
Deferred revenue from an exchange company	—	1,891
Other	572	980
Total deferred revenues	$90,670	$110,892

Note 16 — Borrowings

Senior Credit Facility. On May 9, 2014, the Company entered into the Senior Credit Facility Agreement, which provides for a $470.0 million Senior Credit Facility (including a $445.0 million term loan, issued with 0.5% of original issue discount and having a term of seven years and a $25.0 million revolving line of credit having a term of five years). Borrowings under the Senior Credit Facility bear interest, at the Company's option, at a variable rate equal to LIBOR plus 450 basis points, with a one percent LIBOR floor applicable only to the term loan portion of the Senior Credit Facility, or an alternate base rate plus 350

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

basis points.

The Company used the proceeds of the term loan portion of the Senior Credit Facility, as well as approximately $5.4 million of cash on hand, to redeem all of the remaining outstanding Senior Secured Notes, including the applicable redemption premium and accrued and unpaid interest up to (but excluding) the June 9, 2014 redemption date, and to repay all outstanding indebtedness, together with accrued interest and fees, under the ILXA Inventory Loan, the Tempus Inventory Loan and the DPM Inventory Loan. In conjunction with the Company's entry into the Senior Credit Facility, the Company also terminated the 2013 Revolving Credit Facility, under which no borrowings were then outstanding. See below for the definition of and further detail on these retired borrowings.

Other significant terms of the Senior Credit Facility include: (i) one percent minimum annual amortization due in quarterly payments of $1.1 million; (ii) an excess cash flow sweep (as defined in the Senior Credit Facility Agreement) beginning in the second quarter of 2015 (for 2015, relating only to the cash generated for the period from July 1, 2014 through December 31, 2014 and, thereafter, based on annual results) of a maximum of 50%, stepping down to a 25% excess cash flow sweep when the secured leverage ratio (which represents the ratio of (1) secured total debt to (2) Adjusted EBITDA for the most recent four fiscal quarters for which financial statements are available) is greater than 1:1, but equal to or less than 1.5:1, and no excess cash flow sweep if the secured leverage ratio is less than or equal to 1:1; (iii) a soft call provision of 1.01 for the first 12 months of the Senior Credit Facility; (iv) no ongoing maintenance financial covenants for the term loan, and a financial covenant calculation required on the revolving line of credit if outstanding loans under the revolving line of credit exceed 25% of the commitment amount at the end of any quarter; (v) a non-committed incremental $150.0 million facility available for borrowing, plus additional amounts greater than $150.0 million, subject in the case of such additional amount only to the Company meeting a required secured leverage ratio and (vi) the Company's ability to make restricted payments, including the payment of dividends or share repurchases, up to an aggregate of $25.0 million over the term of the loan (less certain investment and debt amounts specified under the Senior Credit Facility Agreement), plus the portion of cash flow that is not used to amortize debt pursuant to the excess cash flow provision described above, subject to, among other things, the Company's meeting a required total leverage ratio (which represents the ratio of (a) total debt to (b) Adjusted EBITDA for the most recent four fiscal quarters for which financial statements are available).

At September 30, 2014, the outstanding principal balance under the term loan was $443.9 million, and no principal balance was outstanding under the revolving line of credit.

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
Conduit Facility. On April 11, 2013, the Company entered into an amended and restated Conduit Facility agreement that extended the maturity date of the facility to April 10, 2015. That amended and restated Conduit Facility provides for a 24-month facility that is annually renewable for 364-day periods at the election of the lenders, bears interest at either LIBOR or the commercial paper rate (each having a floor of 0.50%) plus 3.25%, and has a non-use fee of 0.75%. The overall advance rate on loans receivable in the portfolio is limited to 85% of the aggregate face value of the eligible loans. The maximum borrowing capacity was $125.0 million on April 11, 2013 and was subsequently increased to $175.0 million on September 26, 2014, when the Company entered into an amendment to the amended and restated Conduit Facility agreement.
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
On November 20, 2013, the Company completed another securitization transaction that was comprised of AA and A+ rated notes (the "DROT 2013-2 Notes") with a face value of $225.0 million that included a $44.7 million prefunding account. The initial proceeds of $180.3 million were used to pay off the $152.8 million then-outstanding principal balance, accrued interest and fees associated with the Conduit Facility, terminate the July 2013 and August 2013 Swaps, pay certain expenses incurred in connection with the issuance of the DROT 2013-2 Notes and fund related reserve accounts with the remaining proceeds transferred to the Company for general corporate use. As of December 31, 2013, cash in escrow and restricted cash included $23.3 million related to the prefunding account, all of which was released to the Company's unrestricted cash account in January 2014.
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
On July 1, 2011, an aggregate of $7.5 million of the Tempus Acquisition Loan was used by Tempus Acquisition, LLC to purchase a 10% participating interest in the Tempus Receivables Loan (defined below), and the remaining proceeds were loaned to Mystic Dunes, LLC pursuant to a Loan and Security Agreement having payment terms identical to the Tempus Acquisition Loan (the "Mystic Dunes Loan"). The Mystic Dunes Loan was collateralized by all assets of Mystic Dunes, LLC.
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
In order to fund the PMR Acquisition, on May 21, 2012, DPMA entered into a Loan and Security Agreement with Guggenheim Corporate Funding, LLC, as the administrative agent for the lenders, which included affiliates of, or funds or accounts managed or advised by, Guggenheim Partners Investment Management, LLC, which is an affiliate of the Guggenheim Investor; Wellington Management Company, LLP, including some of the investors in the Company; and Silver Rock Financial LLC, another one of the investors in the Company (the “PMR Acquisition Loan”). The PMR Acquisition Loan was collateralized by substantially all of the assets of DPMA. The PMR Acquisition Loan was initially in an aggregate principal amount of $71.3 million (consisting of a $61.3 million term loan and a $10.0 million revolving loan). The PMR Acquisition Loan bore interest at a rate of 18.0%, and was scheduled to mature on May 21, 2016.

On July 24, 2013, the Company repaid all outstanding indebtedness under the PMR Acquisition Loan in the principal amount of $58.3 million, along with $0.8 million in accrued interest and $3.1 million in exit fees and other fees, using the proceeds from the IPO.

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

On May 9, 2014, the Company repaid all outstanding indebtedness under the DPM Inventory Loan in the principal amount of $7.3 million, along with $0.1 million in accrued interest and other fees, using a portion of the proceeds from the term loan portion of the Senior Credit Facility. There was no principal balance outstanding under the DPM Inventory Loan as of September 30, 2014; however, the Company has the option of borrowing additional amounts under the DPM Inventory Loan.

2013 Revolving Credit Facility. On September 11, 2013, the Company entered into a $25.0 million revolving credit facility with Credit Suisse AG acting as the administrative agent for a group of lenders (the “2013 Revolving Credit Facility”). The 2013 Revolving Credit Facility provided that, subject to customary borrowing conditions, the Company could, from time to time prior to the fourth anniversary of the effective date of the 2013 Revolving Credit Facility, borrow, repay and re-borrow loans in an aggregate amount outstanding at any time not to exceed $25.0 million, and borrowings under the 2013 Revolving Credit Facility bore interest, at the Company's option, at a variable rate equal to the sum of LIBOR plus 4.0% per annum or an adjusted base

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

rate plus 3.0% per annum. The repayment of borrowings and certain other obligations under the 2013 Revolving Credit Facility were secured on a pari passu basis by the collateral that secured the Senior Secured Notes. On May 9, 2014, the Company terminated the 2013 Revolving Credit Facility in conjunction with its entry into the Senior Credit Facility, which includes a $25.0 million revolving line of credit. There was no principal balance outstanding under the 2013 Revolving Credit Facility immediately prior to its termination.
Island One Borrowings. In connection with the Island One Acquisition completed on July 24, 2013, the Company assumed the loan sale agreement entered into by a subsidiary of Island One, Inc. on January 31, 2012 with Quorum that provides for an aggregate minimum $15.0 million loan sale facility (the "Island One Quorum Funding Facility"). Under the Island One Quorum Funding Facility, eligible consumer loans and in-transit loans are sold to Quorum on a non-recourse, permanent basis, provided that the underlying consumer obligor is, or becomes, a Quorum credit union member. The Island One Quorum Funding Facility provides for a purchase period of three years at a variable program fee of the published Wall Street Journal prime rate plus 6.0% with a floor of 8.0%. The loan purchase commitment is conditional upon certain portfolio delinquency and default performance measurements. As of September 30, 2014, the weighted average purchase price payment of the Quorum Facility and the Island One Quorum Funding Facility was 86.8% of the obligor loan amount and the weighted average program purchase fee was 5.5% of the obligor loan amount.
In addition, in the Island One Acquisition, the Company assumed a mortgage-backed loan (the "Island One Receivables Loan") that bore interest at the published Wall Street Journal prime rate plus 5.5% with a floor of 7.0%. The Island One Receivables Loan was scheduled to mature on May 27, 2016 and was collateralized by certain consumer loan portfolios. The advance rates on loans receivable in the portfolio were limited to 70.0% to 90.0% of the face value of the eligible loans depending upon the credit quality of the underlying mortgages. The Island One Receivables Loan was subject to certain financial covenants, including a minimum tangible net worth and a maximum debt to tangible net worth ratio. On October 28, 2013, the Company paid off in full the then-outstanding principal balance under the Island One Receivables Loan in an amount equal to $4.1 million, using the Company's general corporate funds.
Furthermore, in the Island One Acquisition, the Company assumed a conduit facility that was scheduled to mature on September 30, 2016 (the "Island One Conduit Facility") until it was paid off in full on February 11, 2014, using payments remitted by the Company's customers. The Island One Conduit Facility bore interest at a rate of 7.4% per annum, was secured by certain consumer loan portfolios and was guaranteed by Island One, Inc. The Company was required to make mandatory monthly principal payments based upon the aggregate remaining outstanding principal balance of the eligible underlying collateral.
In the Island One Acquisition, the Company also assumed a note payable in the amount of $0.7 million secured by certain real property in Orlando, Florida (the "Island One Note Payable"). The loan bore interest at 5.0% per annum and required monthly principal and interest payments, until it was repaid in full on December 31, 2013, using the Company's general corporate funds.
Notes Payable. The Company finances premiums on certain insurance policies under two unsecured notes, both of which are scheduled to mature in January 2015 and carry an interest rate of 3.1% per annum. In addition, the Company purchased certain software licenses during the three months ended June 30, 2014, with annual interest-free payments due for the next three years, and this obligation was recorded at fair value using a discount rate of 5.0%.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

The following table presents selected information on the Company’s borrowings as of the dates presented below (dollars in thousands):

	September 30, 2014						December 31, 2013
	Principal Balance	Weighted Average Interest Rate	Maturity	Gross Amount of Mortgages and Contracts as Collateral	Borrowing / Funding Availability		Principal Balance
Senior Credit Facility	$443,888	5.5%	5/9/2021	$—	$25,000		$—
Original issue discount related to Senior Credit Facility	(2,122)			—	—		—
Senior Secured Notes	—			—	—		374,440
Original issue discount related to Senior Secured Notes	—			—	—		(6,548)
Notes payable-insurance policies (2)	2,089	3.1%	Various	—	—		3,130
Notes payable-other (2)	319	5.0%	Various	—	—		172
Total Corporate Indebtedness	444,174			—	25,000		371,194

ILXA Inventory Loan (1)(2)(3)	—			—	—		11,268
DPM Inventory Loan (1)(2)(3)	—			—	—		6,261
Tempus Inventory Loan (1)(2)(3)	—			—	—		2,308
Notes payable-other (1)(2)(3)	6	—%	11/18/2015	—	—		11
Total Non-Recourse Indebtedness other than Securitization Notes and Funding Facilities	6			—	—		19,848

Conduit Facility (1)	157,619	3.8%	4/10/2015	183,747	17,381	(4)	—
Diamond Resorts Owner Trust Series 2013-2 (1)	148,379	2.3%	5/20/2026	154,968	—		218,235
DRI Quorum Facility and Island One Quorum Funding Facility(1)	59,826	5.5%	Various	67,376	23,268	(4)	51,660
Diamond Resorts Owner Trust Series 2013-1 (1)	47,021	2.0%	1/20/2025	50,652	—		63,059
Diamond Resorts Tempus Owner Trust 2013 (1)	20,006	6.0%	12/20/2023	24,416	—		28,950
Diamond Resorts Owner Trust Series 2011-1 (1)	18,762	4.0%	3/20/2023	19,196	—		24,792
Original issue discount related to Diamond Resorts Owner Trust Series 2011-1	(172)			—	—		(226)
ILXA Receivables Loan (1)(3)	—			—	—		4,766
Island One Conduit Facility (1)	—			—	—		31
Total Securitization Notes and Funding Facilities	451,441			500,355	40,649		391,267
Total	$895,621			$500,355	$65,649		$782,309
(1) Non-recourse indebtedness
(2) Other notes payable
(3) Borrowing through special-purpose subsidiaries only
(4) Borrowing / funding availability is calculated as the difference between the maximum commitment amount and the outstanding principal balance; however, the actual availability is dependent on the amount of eligible loans that serve as the collateral for such borrowings.

Borrowing Restrictions and Limitations
All of the Company’s borrowing under the Senior Credit Facility, securitization notes and the Conduit Facility contain various restrictions and limitations that may affect the Company's business and affairs. These include, but are not limited to, restrictions and limitations relating to its ability to incur indebtedness and other obligations, to make investments and acquisitions and to pay dividends. The Company is also required to maintain certain financial ratios and comply with other financial and performance covenants. The failure of the Company to comply with any of these provisions, or to pay its obligations, could result in foreclosure by the lenders of their security interests in the Company’s assets, and could otherwise have a material adverse effect on the Company. The Company was in compliance with all of the financial covenants as of September 30, 2014.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

Note 17 — Income Taxes
In accordance with ASC 740-270, Accounting for Income Taxes in Interim Periods, the income tax provision for the three and nine months ended September 30, 2014 was determined using an estimated annual effective tax rate based on estimated income before provision for income taxes for the full year ending December 31, 2014.
The income tax provision for the three and nine months ended September 30, 2013 was determined based on pre-tax book income for the three and nine months ended September 30, 2013, which was then adjusted for book-tax differences; however, because the Company included, prior to the Reorganization Transactions, U.S. entities not taxed at the corporate level, non-U.S. disregarded entities, differences in tax rates between the U.S. and foreign jurisdictions, valuation allowances on its foreign and domestic net operating losses and other deferred tax assets, and rate change adjustments in calculating its income tax provision, the Company's estimated effective tax rate differed significantly from the federal statutory rate of 35% for the three and nine months ended September 30, 2013.

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
In connection with the Company's lease of an aircraft from Banc of America Leasing & Capital, LLC, Mr. Cloobeck entered into a guaranty in favor of Banc of America Leasing & Capital, LLC. Pursuant to this guaranty, Mr. Cloobeck guarantees the Company's lease payments and any related indebtedness to Banc of America Leasing & Capital, LLC. In connection with this aircraft lease and pursuant to this lease agreement, the Company paid Banc of America Leasing & Capital, LLC $0.3 million for each of the three months ended September 30, 2014 and 2013, and $0.9 million for each of the nine months ended September 30, 2014 and 2013. The Company did not compensate Mr. Cloobeck for providing such guaranties.
In addition, the Company leases office and other equipment under both long-term and short-term lease arrangements, which are generally classified as operating leases.
Purchase Obligations
The Company has entered into various purchase obligations relating to sales center remodeling, resort amenity improvement and corporate office expansion projects. The total remaining commitment was $1.3 million as of September 30, 2014.
Long-Term Incentive Plan
During the first quarter of 2014, the Company implemented a long-term incentive plan to retain certain key management personnel (none of whom were executive officers of the Company at the time of grant). All amounts due under this plan are payable in the first quarter of 2016 if certain Company objectives are met and the respective participants are actively employed by the Company at such time. The Company granted a total of $3.5 million in long-term incentives under this plan, which is being expensed ratably over the two-year period ending December 31, 2015.
Hurricane Odile
In September 2014, Hurricane Odile, a Category 4 hurricane, inflicted widespread damage on the Baja California peninsula, particularly in the state of Baja California Sur, in which the Cabo Azul Resort, one of the Company’s managed resorts, is located.

The Company owns unsold Vacation Interests and property and equipment at the Cabo Azul Resort and some of its assets have suffered significant damage. The Cabo Azul Resort will remain closed for the next several months as the property is repaired; however, management believes the Company has sufficient property insurance and business interruption insurance coverage so that damage caused by Hurricane Odile and the subsequent business interruption will not have a material impact on the Company's financial condition or results of operations.

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
As of September 30, 2014, the only assets and liabilities of the Company measured at fair value on a recurring basis were its derivative instruments, which consisted of the March 2014 Swap, the April 2014 Swap, the June 2014 Swap and the September 2014 Swap and had an aggregate fair value of $0.2 million based on valuation reports provided by counterparties and were classified as Level 3, based on the fact that the credit risk data used for the valuation is not directly observable and cannot be corroborated by observable market data. The Company’s assessment of the significant inputs to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. See "Note 3—Concentrations of Risk" for further detail on these swap agreements.
As of September 30, 2014, mortgages and contracts receivable had a balance of $464.4 million, net of allowance. The allowance for loan and contract losses against the mortgages and contracts receivable is derived using a static pool analysis to develop historical default percentages based on FICO scores to apply to the mortgage and contract population. The Company evaluates other factors such as economic conditions, industry trends and past due aging reports in order to determine the adjustments needed to true up the allowance, which adjusts the carrying value of mortgages and contracts receivable to management's best estimate of collectability. As a result of such evaluation, the Company believes that the carrying value of the mortgages and contracts receivable approximated its fair value at September 30, 2014. These financial assets were classified as Level 3, as there is little market data available.
As of September 30, 2014, the borrowings under the Senior Credit Facility were classified as Level 2 based on an internal analysis performed by the Company utilizing the discounted cash flow model. The Company believes the fair value of the Senior Credit Facility approximated its carrying value at such date due to the fact that it was recently issued and, therefore, measured using other significant observable inputs.
As of September 30, 2014, the Company’s DROT 2011 Notes, DROT 2013-1 Notes, the Tempus 2013 Notes and DROT 2013-2 Notes were classified as Level 2. The fair value of the DROT 2011 Notes, DROT 2013-1 Notes and DROT 2013-2 Notes, was determined with the assistance of an investment banking firm, which the Company believes approximated similar instruments in active markets. The Company believes the fair value of the Tempus 2013 Notes approximated their carrying value due to the fact that they were recently issued and, therefore measured using other significant observable inputs.
As of September 30, 2014, the Quorum Facility and the Island One Quorum Funding Facility were classified as Level 2 based on an internal analysis performed by the Company utilizing the discounted cash flow model and the quoted prices for identical or similar instruments in markets that are not active.
As of September 30, 2014, the fair value of all other debt instruments was not calculated, based on the fact that they were either due within one year or were immaterial.
As of December 31, 2013, mortgages and contracts receivable had a balance of $405.5 million, net of allowance. The allowance for loan and contract losses against the mortgages and contracts receivable is derived using a static pool analysis to develop historical default percentages based on FICO scores to apply to the mortgage and contract population. The Company evaluates other factors such as economic conditions, industry trends and past due aging reports in order to determine the adjustments needed to true up the allowance, which adjusts the carrying value of mortgages and contracts receivable to management's best estimate of collectability. As a result of such evaluation, the Company believes that the carrying value of the mortgages and contracts receivable approximated its fair value at December 31, 2013. These financial assets are classified as Level 3, as there is little market data available.
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
The carrying values and estimated fair values of the Company's financial instruments as of September 30, 2014 were as follows (in thousands):

	Carrying Value	Total Estimated Fair Value	Estimated Fair Value (Level 2)	Estimated Fair Value (Level 3)
Assets:
Mortgages and contracts receivable, net	$464,400	$464,400	$—	$464,400
Total assets	$464,400	$464,400	$—	$464,400
Liabilities:
Senior Credit Facility, net	$441,766	$441,766	$441,766	$—
Securitization notes and Funding Facilities, net	451,441	454,242	454,242	—
Notes payable	2,414	2,414	2,414	—
Total liabilities	$895,621	$898,422	$898,422	$—

The carrying values and estimated fair values of the Company's financial instruments as of December 31, 2013 were as follows (in thousands):

	Carrying Value	Total Estimated Fair Value	Estimated Fair Value (Level 2)	Estimated Fair Value (Level 3)
Assets:
Mortgages and contracts receivable, net	$405,454	$405,454	$—	$405,454
Total assets	$405,454	$405,454	$—	$405,454
Liabilities:
Senior Secured Notes, net	$367,892	$413,756	$413,756	$—
Securitization notes and Funding Facilities, net	391,267	392,317	392,317	—
Notes payable	23,150	23,095	23,095	—
Total liabilities	$782,309	$829,168	$829,168	$—

Note 20 — Stock-Based Compensation
On July 8, 2013, the board of directors of the Company approved the Diamond Resorts International, Inc. 2013 Incentive Compensation Plan (the "2013 Plan"), which authorized the issuance of non-qualified and incentive stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock, performance units, other stock-based awards and annual cash incentive awards to: (i) officers and employees of the Company or any of the Company's subsidiaries (including leased employees and co-employees with a professional employer organization); (ii) non-employee directors of the Company or

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

(iii) consultants or advisors to the Company or any of its subsidiaries (collectively, the “Eligible Persons”). Under the 2013 Plan, a total of 9,733,245 shares of common stock are authorized for issuance. As of September 30, 2014, 1,515,960 shares remained available for issuance under the 2013 Plan.
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
From July 19, 2013 to September 30, 2014, the Company issued additional non-qualified stock options, exercisable for an aggregate of 1,736,000 shares of common stock, to Eligible Persons, each at an option price equal to the market price on the applicable grant date. 25% of shares issuable upon the exercise of such options vested immediately on the grant date and the remaining 75% vest equally on each of the next three grant date anniversary dates. All of these options expire ten years from the grant date.
The Company accounts for its stock-based compensation issued to its employees and non-employee directors (in their capacity as such) in accordance with ASC 718, "Compensation - Stock Compensation" ("ASC 718"). For a stock-based award with service-only vesting conditions, the Company measures compensation expense at fair value on the grant date and recognizes this expense in the statement of operations and comprehensive income over the vesting period during which the employees of the Company provide service in exchange for the award. The Company accounts for stock-based compensation issued to employees and independent contractors of HM&C and Mr. Kraff (the "Non-Employees," and the stock-based compensation issued to such individuals, the "Non-Employee Grants") in accordance with ASC 505-50, "Equity-Based Payments to Non-Employees." The fair value of an equity instrument issued to Non-Employees is measured by using the stock price and other measurement assumptions as of the date at the earlier of: (i) a commitment for performance by the grantees has been reached or (ii) the performance by the grantees is complete. Accordingly, these grants are re-measured at each balance sheet date as additional services are performed.
The Company utilizes the Black-Scholes option-pricing model to estimate the fair value of the stock options granted to its employees and Non-Employees. At September 30, 2014, the expected volatility was calculated based on the historical volatility of the stock prices for a group of identified peer companies for the expected term of the stock options on the grant date (which is significantly greater than the volatility of the S&P 500® index as a whole during the same period) due to the lack of historical stock trading prices of the Company. The average expected option life represented the period of time the stock options were expected to be outstanding at the issuance date based on management’s estimate using the simplified method prescribed under SEC Staff Accounting Bulletin Topic 14 Share-Based Payment ("SAB 14") for employee grants and contractual terms for non-employee grants. The risk-free interest rate was calculated based on U.S. Treasury zero-coupon yield with a remaining term that approximated the expected option life assumed at the date of issuance. The expected annual dividend per share was 0% based on the Company’s expected dividend rate.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

The following table sets forth fair value per share information, including related assumptions, used to determine compensation cost for the Company’s non-qualified stock options consistent with the requirements of ASC 718.

	Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013
	Non-Employees	Company Employees	Non-Employees	Company Employees
Weighted average fair value per share	$12.3	$8.1	$8.9	$7.4
Expected stock price volatility	52.8%	52.8%	49.8%	52.9%
Expected option life (years)	6.00	6.00	9.13	6.55
Risk-free interest rate	1.70%	1.71%	2.40%	1.80%
Expected annual dividend yield	—%	—%	—%	—%
Stock option activity related to stock option grants issued to the Non-Employees and employees of the Company during the nine months ended September 30, 2014 was as follows:

	Non-Employees				Company Employees
	Options (In thousands)	Weighted-Average Exercise Price (Per Share)	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)	Options (In thousands)	Weighted-Average Exercise Price (Per Share)	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2014	4,458	$14.00	9.5	$19,882	2,128	$14.34	9.5	$8,776
Granted	550	18.60	9.4		1,020	18.96
Exercised	—	—			(156)	14.81
Forfeited	—	—			(50)	16.09
Outstanding at September 30, 2014	5,008	$14.51	8.8	$41,339	2,942	$15.88	9.7	$20,228
Exercisable at September 30, 2014	4,111	$14.15	8.8	$35,377	1,251	$16.85	8.9	$7,389
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been realized by the option holders had all option holders exercised their options on September 30, 2014. The intrinsic value of a stock option on any date is the excess of the Company’s closing stock price on that date over the exercise price, multiplied by the number of shares subject to the option.
The following table summarizes the Company’s unvested stock option activity for the nine months ended September 30, 2014:

	Non-Employees		Company Employees
	Options (In thousands)	Weighted-Average Exercise Price (Per Share)	Options (In thousands)	Weighted-Average Exercise Price (Per Share)
Unvested at January 1, 2014	727	$14.00	1,389	$14.39
Granted	550	18.60	1,020	18.96
Vested	(379)	15.67	(648)	16.02
Forfeited or expired	—	—	(50)	16.09
Unvested at September 30, 2014	898	$16.11	1,711	$16.51
During the nine months ended September 30, 2014, the Company issued restricted common stock to certain non-employee members of the board of directors of the Company, which vest equally on each of the first three anniversary dates from the grant date. The following table summarizes the Company’s unvested restricted stock activity for the nine months ended September 30, 2014:

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

	Shares (In thousands)	Weighted-Average Exercise Price (Per Share)
Unvested at January 1, 2014	32	$14.46
Granted	23	19.16
Vested	(11)	14.46
Forfeited or expired	—	—
Unvested at September 30, 2014	44	$16.92
During the nine months ended September 30, 2014, the Company also issued unrestricted shares of common stock to the members of the board of directors of the Company (other than Messrs. Cloobeck, Palmer and Kraff) in lieu of cash retainers for service on the Company's board of directors and applicable board committees, the values of which were measured at the trading prices of the Company's common stock on the issuance dates. The value of the restricted shares of common stock is being amortized on a straight-line basis over its three-year vesting period and the value of the unrestricted shares of common stock is being amortized on a straight-line basis through December 31, 2014.
The following table summarizes the Company’s stock-based compensation expense for the three and nine months ended September 30, 2014 and 2013 (in thousands). Stock options issued to employees of HM&C are deemed Non-Employee Grants.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Non-Employee stock option grants	$1,241	$32,283	$5,312	$32,283
Company employee grants	1,909	6,041	6,171	6,041
Common stock and restricted stock grants issued to members of the board of directors	186	171	715	171
Total	$3,336	$38,495	$12,198	$38,495
In accordance with SAB 14, the Company records stock-based compensation to the same line item on the statement of operations as the grantees' cash compensation. In addition, the Company records stock-based compensation to the same business segment on the statement of operations as the grantees' cash compensation for segment reporting purposes in accordance with ASC 280, "Segment Reporting."
The following table summarizes the effect of the stock-based compensation for the three months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30, 2014				Three Months Ended September 30, 2013
	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total
Management and member services	$350	$—	$—	$350	$718	$—	$—	$718
Advertising, sales and marketing	—	537	—	537	—	1,950	—	1,950
Vacation Interest carrying cost, net	—	65	—	65	—	174	—	174
Loan portfolio	—	102	—	102	—	264	—	264
General and Administrative	—	—	2,282	2,282	—	—	35,389	35,389
Total	$350	$704	$2,282	$3,336	$718	$2,388	$35,389	$38,495

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

The following table summarizes the effect of the stock-based compensation for the nine months ended September 30, 2014 and 2013 (in thousands):

	Nine Months Ended September 30, 2014				Nine Months Ended September 30, 2013
	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total
Management and member services	$1,314	$—	$—	$1,314	$718	$—	$—	$718
Advertising, sales and marketing	—	1,804	—	1,804	—	1,950	—	1,950
Vacation Interest carrying cost, net	—	212	—	212	—	174	—	174
Loan portfolio	—	338	—	338	—	264	—	264
General and Administrative	—	—	8,530	8,530	—	—	35,389	35,389
Total	$1,314	$2,354	$8,530	$12,198	$718	$2,388	$35,389	$38,495
The following table summarizes the Company’s unrecognized stock-based compensation expense as of September 30, 2014 (dollars in thousands):

	Non-Employees Grants	Company Employees Grants	Director Common Stock and Restricted Stock Grants	Total
Unrecognized stock-based compensation expense	$10,429	$11,933	$750	$23,112
Weighted-average remaining amortization period	2.1	2.1	1.5	2.0
Note 21 — Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

	Cumulative Translation Adjustment	Post-retirement Benefit Plan	Other	Total
Balance, December 31, 2013	$(14,171)	$(2,064)	$58	$(16,177)
Period change	(1,420)	128	(6)	(1,298)
Balance, September 30, 2014	$(15,591)	$(1,936)	$52	$(17,475)

Note 22 — Net income (loss) per share
The Company calculates net income per share in accordance with ASC Topic 260, "Earnings Per Share." Basic net income (loss) per share is calculated by dividing net income or loss for common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share is calculated by dividing net income (loss) by weighted-average common shares outstanding during the period plus potentially dilutive common shares, such as stock options and restricted stock.
Dilutive potential common shares are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all options and restricted stock are used to repurchase common stock at market value. The amount of shares remaining after the proceeds are exhausted represents the potentially dilutive effect of the securities.
For both the three and nine months ended September 30, 2013, the potentially dilutive stock options and restricted stock excluded from the net income (loss) per share computation were 33,561 and 1,103, respectively, as their effect would be antidilutive due to the net loss reported by the Company.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

The table below sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Computation of Basic Net Income (Loss) Per Share:
Net income (loss)	$26,304	$(26,327)	$37,583	$(6,098)
Weighted average shares outstanding	75,542	70,959	75,476	59,754
Basic net income (loss) per share	$0.35	$(0.37)	$0.50	$(0.10)

Computation of Diluted Net Income (Loss) Per Share:
Net income (loss)	$26,304	$(26,327)	$37,583	$(6,098)
Weighted average shares outstanding	75,542	70,959	75,476	59,754
Effect of dilutive securities:
Restricted stock (a)	22	—	13	—
Options to purchase common stock	1,854	—	1,206	—
Shares for diluted net income (loss) per share	77,418	70,959	76,695	59,754
Diluted net income (loss) per share	$0.34	$(0.37)	$0.49	$(0.10)
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
The Company’s net obligation in respect of the Defined Benefit Plan is calculated by estimating the amount of future benefit that employees have earned in the current financial period and prior periods. The recording of the Defined Benefit Plan resulted in the recognition of (i) an unfunded pension liability of $2.9 million as of September 30, 2014; (ii) service costs, interest costs and amortized prior service costs of $0.1 million and $0.3 million for the three and nine months ended September 30, 2014 and $0.8 million for both the three and nine months ended September 30, 2013 and (iii) other comprehensive loss of $2.0 million for the accumulated benefit obligation of the Defined Benefit Plan related to the years prior to January 1, 2012. During the three months ended September 30, 2014, $0.1 million of benefits were paid to employees in accordance with the Defined Benefit Plan. During the nine months ended September 30, 2014, benefits totaling $0.2 million, were paid to employees in accordance with the Defined Benefit Plan.
A summary of benefit obligations, fair value of plan assets and funded status is as follows (in thousands):

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Projected obligations at the beginning of the period	$2,920	$2,910
Service costs	42	126
Interest costs	25	74
Benefits paid	(62)	(185)
Projected obligations at September 30, 2014	$2,925	$2,925

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

At September 30, 2014 and December 31, 2013, the Company had no plan assets. The benefit obligation and plan assets as of September 30, 2014 and December 31, 2013 were as follows (in thousands):

	September 30, 2014	December 31, 2013
Fair value of plan assets	$—	$—
Benefit obligation	(2,925)	(2,910)
Unfunded obligation	$(2,925)	$(2,910)
Weighted-average assumptions used to determine net periodic benefit cost for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Settlement (discount) rate	4.11%	3.31%	4.11%	3.31%
Increase in future compensation	3.00%	3.00%	3.00%	3.00%
Amounts recognized in accumulated other comprehensive loss as of September 30, 2014 and December 31, 2013 consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Net loss	$223	$223
Prior year service cost	1,713	1,841
Total amounts included in accumulated other comprehensive loss	$1,936	$2,064
Components of net periodic benefit costs for the three and nine months ended September 30, 2014 and 2013 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Service cost	$42	$322	$126	$322
Interest cost	25	153	74	153
Amortization of prior service costs	43	299	128	299
Net pension cost	$110	$774	$328	$774
Other changes in plan assets and projected benefit obligations recognized in other comprehensive loss for the three and nine months ended September 30, 2014 and 2013 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss	$—	$223	$—	$223
Amortization of prior service costs	(43)	299	(128)	299
Total recognized in other comprehensive loss	(43)	522	(128)	522
Net pension cost	110	774	328	774
Total recognized in net pension cost and other comprehensive loss	$67	$1,296	$200	$1,296

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
Information about the Company’s operations in different business segments for the periods presented below is as follows:

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS BY BUSINESS SEGMENT
For the Three Months Ended September 30, 2014 and 2013
(In thousands)
(Unaudited)

	Three Months Ended September 30, 2014				Three Months Ended September 30, 2013

	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total
Revenues:
Management and member services	$37,795	$—	$—	$37,795	$33,610	$—	$—	$33,610
Consolidated resort operations	10,481	—	—	10,481	9,326	—	—	9,326
Vacation Interest sales, net of provision of $0, $15,847, $0, $15,847, $0, $13,851, $0, and $13,851, respectively	—	143,180	—	143,180	—	123,708	—	123,708
Interest	—	16,783	347	17,130	—	13,971	326	14,297
Other	2,018	11,361	—	13,379	1,227	9,434	—	10,661
Total revenues	50,294	171,324	347	221,965	44,163	147,113	326	191,602
Costs and Expenses:
Management and member services	8,549	—	—	8,549	9,408	—	—	9,408
Consolidated resort operations	9,216	—	—	9,216	9,602	—	—	9,602
Vacation Interest cost of sales	—	16,476	—	16,476	—	18,605	—	18,605
Advertising, sales and marketing	—	82,308	—	82,308	—	70,714	—	70,714
Vacation Interest carrying cost, net	—	5,162	—	5,162	—	10,154	—	10,154
Loan portfolio	385	1,015	—	1,400	278	2,018	—	2,296
Other operating	—	5,847	—	5,847	—	3,912	—	3,912
General and administrative	—	—	26,747	26,747	—	—	61,114	61,114
Depreciation and amortization	—	—	8,271	8,271	—	—	7,583	7,583
Interest expense	—	3,866	7,428	11,294	—	4,267	16,658	20,925
Loss on extinguishment of debt	—	—	—	—	—	—	13,383	13,383
Impairments and other write-offs	—	—	11	11	—	—	1,200	1,200
Loss (gain) on disposal of assets	—	—	224	224	—	—	(585)	(585)
Gain on bargain purchase from business combinations	—	—	—	—	—	—	(2,756)	(2,756)
Total costs and expenses	18,150	114,674	42,681	175,505	19,288	109,670	96,597	225,555
Income (loss) before provision (benefit) for income taxes	32,144	56,650	(42,334)	46,460	24,875	37,443	(96,271)	(33,953)
Provision (benefit) for income taxes	—	—	20,156	20,156	—	—	(7,626)	(7,626)
Net income (loss)	$32,144	$56,650	$(62,490)	$26,304	$24,875	$37,443	$(88,645)	$(26,327)

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS BY BUSINESS SEGMENT
For the Nine Months Ended September 30, 2014 and 2013
(In thousands)
(Unaudited)

	Nine Months Ended September 30, 2014				Nine Months Ended September 30, 2013

	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total
Revenues:
Management and member services	$115,238	$—	$—	$115,238	$96,304	$—	$—	$96,304
Consolidated resort operations	28,825	—	—	28,825	26,465	—	—	26,465
Vacation Interest sales, net of provision of $0, $40,123, $0, $40,123, $0, $29,731, $0, and $29,731, respectively	—	379,082	—	379,082	—	325,815	—	325,815
Interest	—	47,798	1,212	49,010	—	40,021	1,138	41,159
Other	7,352	32,697	—	40,049	7,535	21,649	—	29,184
Total revenues	151,415	459,577	1,212	612,204	130,304	387,485	1,138	518,927
Costs and Expenses:
Management and member services	23,377	—	—	23,377	27,952	—	—	27,952
Consolidated resort operations	25,662	—	—	25,662	26,169	—	—	26,169
Vacation Interest cost of sales	—	44,840	—	44,840	—	45,451	—	45,451
Advertising, sales and marketing	—	214,190	—	214,190	—	181,668	—	181,668
Vacation Interest carrying cost, net	—	19,766	—	19,766	—	29,141	—	29,141
Loan portfolio	895	5,354	—	6,249	782	6,773	—	7,555
Other operating	—	16,650	—	16,650	—	6,518	—	6,518
General and administrative	—	—	74,203	74,203	—	—	105,612	105,612
Depreciation and amortization	—	—	24,601	24,601	—	—	19,912	19,912
Interest expense	—	10,790	34,502	45,292	—	12,451	58,110	70,561
Loss on extinguishment of debt	—	—	46,807	46,807	—	—	13,383	13,383
Impairments and other write-offs	—	—	53	53	—	—	1,279	1,279
Loss (gain) on disposal of assets	—	—	71	71	—	—	(673)	(673)
Gain on bargain purchase from business combinations	—	—	—	—	—	—	(2,726)	(2,726)
Total costs and expenses	49,934	311,590	180,237	541,761	54,903	282,002	194,897	531,802
Income (loss) before provision (benefit) for income taxes	101,481	147,987	(179,025)	70,443	75,401	105,483	(193,759)	(12,875)
Provision (benefit) for income taxes	—	—	32,860	32,860	—	—	(6,777)	(6,777)
Net income (loss)	$101,481	$147,987	$(211,885)	$37,583	$75,401	$105,483	$(186,982)	$(6,098)

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

Note 25 — Loss on Extinguishment of Debt
On May 9, 2014, the Company repaid all outstanding indebtedness under the ILXA Inventory Loan, the Tempus Inventory Loan and the DPM Inventory Loan using a portion of the proceeds from the term loan portion of the Senior Credit Facility. The unamortized debt issuance costs on the ILX Inventory Loan and the Tempus Inventory Loan were recorded as a loss on extinguishment of debt.
In addition, on May 9, 2014, the Company terminated the 2013 Revolving Credit Facility in conjunction with its entry into the Senior Credit Facility and recorded the unamortized debt issuance costs as a loss on extinguishment of debt.
On June 9, 2014, the Company redeemed all of the remaining outstanding principal amount under the Senior Secured Notes using a portion of the proceeds from the term loan portion of the Senior Credit Facility. As a result, $30.2 million of redemption premium, $9.4 million of unamortized debt issuance cost and $6.1 million unamortized debt discount were recorded as a loss on extinguishment of debt. See "Note 16—Borrowings" for further detail on these transactions.
Loss on extinguishment of debt consisted of the following for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Senior Secured Notes	$—	$8,443	$45,767	$8,443
2013 Revolving Credit Facility	—	—	932	—
ILXA Inventory Loan	—	—	83	—
Tempus Inventory Loan	—	—	25	—
PMR Acquisition Loan	—	3,196	—	3,196
Tempus Acquisition Loan	—	1,744	—	1,744
Total loss on extinguishment of debt	$—	$13,383	$46,807	$13,383

Note 26 — Subsequent Events
On October 20, 2014, the March 2014 Swap, the April 2014 Swap, the June 2014 Swap and the September 2014 Swap were terminated. Also on October 20, 2014, as required by the Conduit Facility, the Company entered into the October 2014 Swap with a notional amount of $112.5 million that is scheduled to mature on October 20, 2024, to manage it's exposure to fluctuation interest rates. The Company pays interest at a fixed rate of 2.45% based on a floating notional amount according to a pre-determined amortization schedule and receives interest based on one-month floating LIBOR.
On October 28, 2014, the Board of Directors of the Company authorized a share repurchase program allowing for the expenditure of up to $100.0 million for the repurchase of the Company’s common stock. Repurchases will be made from time to time in accordance with applicable securities laws in the open market and/or in privately negotiated transactions, and may include repurchases pursuant to trading plans under Rule 10b5-1 of the Exchange Act). The repurchase program does not obligate the Company to acquire any particular amount of common stock or to acquire shares on any particular timetable, and the program may be suspended at any time at the Company’s discretion. The timing and amount of share repurchases will be determined by the Company’s management based on its evaluation of market conditions, the trading price of the stock, applicable legal requirements, compliance with the provisions of the Company’s credit agreement, and other factors.
The Company has evaluated all events or transactions that occurred after September 30, 2014 up to the filing date and did not identify any other subsequent events, the effects of which would require disclosure or adjustment to condensed consolidated balance sheets or condensed consolidated statements of operations and comprehensive income.

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
Our actual results may differ materially from those expressed in, or implied by, the forward-looking statements included in this Quarterly Report as a result of various factors, including, among others:

•	adverse trends or disruptions in economic conditions generally or in the vacation ownership, vacation rental and travel industries;

•	adverse changes to, or interruptions in, relationships with our affiliates and other third parties, including termination of our hospitality management contracts;

•	our ability to maintain an optimal inventory of vacation ownership interests ("VOI" or "Vacation Interests") for sale overall, as well as in specific multi-resort trusts (the "Collections");

•	our ability to sell, securitize or borrow against our consumer loans;

•	decreased demand from prospective purchasers of VOIs;

•	adverse events, including weather-related and other natural disasters and crises, or trends in vacation destinations and regions where the resorts in our network are located;

•	changes in our senior management;

•	our ability to comply with regulations applicable to the vacation ownership industry;

•	the effects of our indebtedness and our compliance with the terms thereof;

•	changes in the interest rate environment and their effects on our outstanding indebtedness;

•	our ability to successfully implement our growth strategy;

•	our ability to compete effectively; and

•	other risks and uncertainties discussed in "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2013 (the "2013 Form 10-K").
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

Overview

We are a global leader in the hospitality and vacation ownership industry, with an ownership base of more than 515,000 owner-families, or members, and a worldwide network of 313 destinations located in 34 countries, throughout the world, including the continental United States ("U.S."), Hawaii, Canada, Mexico, the Caribbean, Central America, South America, Europe, Asia, Australia and Africa. Our resort network includes 93 resort properties with approximately 11,000 units that we manage and 214 affiliated resorts and six cruise itineraries, which we do not manage and do not carry our brand, but are a part of our network and are available for our members to use as vacation destinations. For financial reporting purposes, our business consists of two segments: (i) Hospitality and Management Services, which is comprised of our hospitality and management services operations, including our operations related to the management of our resort properties, the Collections and the Clubs and (ii) Vacation Interest Sales and Financing, which is comprised of our marketing and sales of VOIs and the consumer financing of purchases of VOIs. Our Clubs include THE Club, which provides members access to all resorts in our network and offers the full range of member services, as well as other Clubs that enable their members to use their points to stay at specified resorts in our network and provide their members with a more limited offering of benefits. We refer to THE Club and other Club offerings as “the Clubs”.
We are led by an experienced management team that has delivered strong operating results through disciplined execution. Our management team has taken a number of significant steps to refine our strategic focus, build our brand recognition and streamline our operations, including (i) maximizing revenue from our hospitality and management services business; (ii) implementing a focus throughout our business on service and hospitality and (iii) adding resorts to our network through complementary strategic acquisitions and affiliations. Management has also implemented growth strategies to increase our revenues while remaining consistent with our capital-efficient business model.
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
On July 24, 2013, using proceeds from the IPO, (i) we repaid all outstanding indebtedness under the Tempus Acquisition Loan in the amount of $46.7 million, along with $0.6 million in accrued interest and $2.7 million in exit fees and other fees and (ii) we repaid all outstanding indebtedness under the PMR Acquisition Loan in the amount of $58.3 million, along with $0.8 million in accrued interest and $3.1 million in exit fees and other fees. See "Liquidity and Capital Resources" for the definition of and more detail regarding these borrowings.
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
On August 23, 2013, we completed a tender offer to repurchase our Senior Secured Notes in an aggregate principal amount of $50.6 million using proceeds from the IPO (the "Tender Offer"), as required by the indenture governing the Senior
Secured Notes (the "Notes Indenture"), in the event of an IPO. Holders that validly tendered their Senior Secured Notes received $1,120 per $1,000 principal amount of Senior Secured Notes, plus accrued and unpaid interest to (but excluding) the date of purchase.
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
Entry into Senior Credit Facility, Redemption of Senior Secured Notes and Repayment of Other Indebtedness
On May 9, 2014, we and DRC entered into a credit agreement (the "Senior Credit Facility Agreement") with Credit Suisse AG, acting as the administrative agent and the collateral agent for various lenders. The Senior Credit Facility Agreement provides for a $470.0 million senior secured credit facility (the "Senior Credit Facility"), which includes a $445.0 million term loan, issued with 0.5% of original issue discount, and having a term of seven years and a $25.0 million revolving line of credit having a term of five years. Borrowings under the Senior Credit Facility bear interest, at our option, at a variable rate equal to LIBOR plus 450 basis points, with a one percent LIBOR floor applicable only to the term loan portion of the Senior Credit Facility, or an alternate base rate plus 350 basis points. Borrowings under the Senior Credit Facility are secured on a senior basis by substantially all of our assets.
We used the proceeds of the term loan portion of the Senior Credit Facility, as well as approximately $5.4 million of cash on hand, to fund the approximately $418.9 million redemption amount for the outstanding Senior Secured Notes, which included $374.4 million in aggregate principal amount of Senior Secured Notes, $30.2 million representing the applicable redemption premium and $14.2 million of accrued and unpaid interest up to (but excluding) the June 9, 2014 redemption date, and to repay all outstanding indebtedness, together with accrued interest and fees, under the ILXA Inventory Loan, the Tempus Inventory Loan and the DPM Inventory Loan. In conjunction with our entry into the Senior Credit Facility, we also terminated the 2013 Revolving Credit Facility, under which no borrowings were then outstanding.
See “Liquidity and Capital Resources—Indebtedness" for applicable definitions of, and further detail on, these transactions.
Hurricane Odile
In September 2014, Hurricane Odile, a Category 4 hurricane, inflicted widespread damage on the Baja California peninsula, particularly in the state of Baja California Sur, in which the Cabo Azul Resort, one of our managed resorts, is located.

We own unsold Vacation Interests and property and equipment at the Cabo Azul Resort and some of our assets have suffered significant damage. The Cabo Azul Resort will remain closed for the next several months as the property is repaired; however, management believes we have sufficient property insurance and business interruption insurance coverage so that damage caused by Hurricane Odile and the subsequent business interruption will not have a material impact on our financial condition or results of operations.

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
On May 21, 2012, we acquired from Pacific Monarch Resorts, Inc. and its affiliates certain management contracts, unsold VOIs and the rights to recover and resell such interests, a portfolio of consumer loans and certain real property and other assets (the "PMR Acquisition"), which added nine resorts to our resort network.
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

Comparison of the Three Months Ended September 30, 2014 to the Three Months Ended September 30, 2013

	Three Months Ended September 30, 2014				Three Months Ended September 30, 2013
	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total
	(In thousands)
	(Unaudited)
Revenues:
Management and member services	$37,795	$—	$—	$37,795	$33,610	$—	$—	$33,610
Consolidated resort operations	10,481	—	—	10,481	9,326	—	—	9,326
Vacation Interest sales, net of provision $0, $15,847, $0, $15,847, $0, $13,851, $0 and $13,851, respectively	—	143,180	—	143,180	—	123,708	—	123,708
Interest	—	16,783	347	17,130	—	13,971	326	14,297
Other	2,018	11,361	—	13,379	1,227	9,434	—	10,661
Total revenues	50,294	171,324	347	221,965	44,163	147,113	326	191,602
Costs and Expenses:
Management and member services	8,549	—	—	8,549	9,408	—	—	9,408
Consolidated resort operations	9,216	—	—	9,216	9,602	—	—	9,602
Vacation Interest cost of sales	—	16,476	—	16,476	—	18,605	—	18,605
Advertising, sales and marketing	—	82,308	—	82,308	—	70,714	—	70,714
Vacation Interest carrying cost, net	—	5,162	—	5,162	—	10,154	—	10,154
Loan portfolio	385	1,015	—	1,400	278	2,018	—	2,296
Other operating	—	5,847	—	5,847	—	3,912	—	3,912
General and administrative	—	—	26,747	26,747	—	—	61,114	61,114
Depreciation and amortization	—	—	8,271	8,271	—	—	7,583	7,583
Interest expense	—	3,866	7,428	11,294	—	4,267	16,658	20,925
Loss on extinguishment of debt	—	—	—	—	—	—	13,383	13,383
Impairments and other write-offs	—	—	11	11	—	—	1,200	1,200
Loss (gain) on disposal of assets	—	—	224	224	—	—	(585)	(585)
Gain on bargain purchase from business combinations	—	—	—	—	—	—	(2,756)	(2,756)
Total costs and expenses	18,150	114,674	42,681	175,505	19,288	109,670	96,597	225,555
Income (loss) before provision (benefit) for income taxes	32,144	56,650	(42,334)	46,460	24,875	37,443	(96,271)	(33,953)
Provision (benefit) for income taxes	—	—	20,156	20,156	—	—	(7,626)	(7,626)
Net income (loss)	$32,144	$56,650	$(62,490)	$26,304	$24,875	$37,443	$(88,645)	$(26,327)

Revenues
Total revenues increased $30.4 million, or 15.8%, to $222.0 million for the three months ended September 30, 2014 from $191.6 million for the three months ended September 30, 2013. Total revenues in our Hospitality and Management Services segment increased by $6.1 million, or 13.9%, to $50.3 million for the three months ended September 30, 2014 from $44.2 million for the three months ended September 30, 2013. This growth was driven by increases in management fees as a result of increases in operating costs at the resort level, which generated higher same-store management fee revenue and increases in revenue from our Club operations. Total revenues in our Vacation Interest Sales and Financing segment increased $24.2 million, or 16.5%, to $171.3 million for the three months ended September 30, 2014 from $147.1 million for the three months ended September 30, 2013. The increase was attributable to the increase in Vacation Interest sales, net, interest and other revenue. Revenue in our Corporate and Other segment was $0.3 million for each of the three months ended September 30, 2014 and September 30, 2013.
Management and Member Services. Total management and member services revenue, which is recorded in our Hospitality and Management Services segment, increased $4.2 million, or 12.5%, to $37.8 million for the three months ended September 30, 2014 from $33.6 million for the three months ended September 30, 2013. Management fees increased as a result of increases in operating costs at the resort level, which generated higher management fee revenue on a same-store basis from 89 cost-plus management agreements. We also experienced higher revenue from our Club operations in the three months ended September 30, 2014, as compared to the three months ended September 30, 2013.
We had a total of approximately 188,000 and 183,000 members in the Clubs as of September 30, 2014 and 2013, respectively. We have experienced fluctuations in our member counts during 2014 due to the transition of members from clubs managed by the recently acquired businesses to the various Clubs we manage. This fluctuation does not impact revenue from the Clubs and is not indicative of our financial performance.
Consolidated Resort Operations. Consolidated resort operations revenue, which is recorded in our Hospitality and Management Services segment, increased $1.2 million, or 12.4%, to $10.5 million for the three months ended September 30, 2014 from $9.3 million for the three months ended September 30, 2013. The increase was primarily due to higher food and beverage revenues at certain restaurants that we own and manage and higher owner maintenance fee and assessment revenue recorded by our two resorts in St. Maarten. These increases were partially offset by lower revenue as a result of the leasing of certain golf courses to a third party during the second half of 2013.
Vacation Interest Sales, Net. Vacation Interest sales, net, in our Vacation Interest Sales and Financing segment increased $19.5 million, or 15.7%, to $143.2 million for the three months ended September 30, 2014 from $123.7 million for the three months ended September 30, 2013. The increase in Vacation Interest sales, net, was attributable to a $21.5 million increase in Vacation Interest sales revenue, partially offset by a $2.0 million increase in our provision for uncollectible Vacation Interest sales revenue.
The $21.5 million increase in Vacation Interest sales revenue during the three months ended September 30, 2014 compared to the three months ended September 30, 2013 was generated by sales growth on a same-store basis from 51 sales centers due to an increase in the number of sales presentations ("tours") and an increase in our volume per guest ("VPG," which represents Vacation Interest sales revenue divided by the number of tours). Our total number of tours increased to 60,920 for the three months ended September 30, 2014 from 56,822 for the three months ended September 30, 2013, primarily due to the expansion of our lead-generation and marketing programs. VPG increased by $157, or 6.3%, to $2,635 for the three months ended September 30, 2014 from $2,478 for the three months ended September 30, 2013, as a result of a higher average sales price per transaction partially offset by a reduction in closing percentage. We closed a total of 8,435 VOI sales transactions during the three months ended September 30, 2014, compared to 8,342 transactions during the three months ended September 30, 2013. Our closing percentage (which represents the percentage of VOI sales transactions closed relative to the total number of tours at our sales centers during the period presented) decreased to 13.8% for the three months ended September 30, 2014 from 14.7% for the three months ended September 30, 2013. VOI sales price per transaction increased to $19,028 for the three months ended September 30, 2014 from $16,881 for the three months ended September 30, 2013. The increase in average sales price per transaction, the increase in VPG and the lower closing percentage were due principally to a change in our focus on selling larger point packages and the success of the sales and marketing initiatives implemented in association with this strategy.
Sales incentives increased $1.4 million, or 37.1% to $5.0 million for the three months ended September 30, 2014 from $3.6 million for the three months ended September 30, 2013. As a percentage of gross Vacation Interest sales revenue, sales incentives were 3.1% for the three months ended September 30, 2014 compared to 2.6% for the three months ended September 30, 2013. This increase was due to the ongoing success of the sales incentive program implemented in December 2011, which usage has continued to trend upward resulting in an increase in sales incentives recorded.
Provision for uncollectible Vacation Interest sales revenue increased $2.0 million, or 14.4%, to $15.8 million for the three months ended September 30, 2014 from $13.9 million for the three months ended September 30, 2013, primarily due to the increase in Vacation Interest sales revenue and an increase in the percentage of financed Vacation Interest sales for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013. The allowance for mortgages and contracts receivable as a percentage of gross mortgages and contracts receivable was 21.4% as of September 30, 2014, as compared to 21.3% as of September 30, 2013.
Interest Revenue. Interest revenue increased $2.8 million, or 19.8%, to $17.1 million for the three months ended September 30, 2014 from $14.3 million for the three months ended September 30, 2013. The increase was attributable to our Vacation Interest Sales and Financing segment, and was comprised of a $3.9 million increase resulting from a larger average outstanding balance in the mortgages and contracts receivable portfolio during the three months ended September 30, 2014, as compared to the three months ended September 30, 2013. This increase was partially offset by (i) a decrease of $0.5 million attributable to a reduction in the weighted average interest rate on the portfolio and (ii) a decrease of $1.0 million associated with the amortization of deferred loan origination costs. Amortization of deferred loan origination costs increased during the three months ended September 30, 2014 due to the increase in deferred loan origination costs during the last several years, primarily as a result of higher Vacation Interest sales revenue and a higher percentage of such revenue that is financed.
 Other Revenue. Other revenue increased $2.7 million, or 25.5%, to $13.4 million for the three months ended September 30, 2014 from $10.7 million for the three months ended September 30, 2013.
Other revenue in our Hospitality and Management Services segment increased $0.8 million, or 64.5%, to $2.0 million for the three months ended September 30, 2014 from $1.2 million for the three months ended September 30, 2013. This increase was primarily attributable to a litigation settlement payment received during the three months ended September 30, 2014 related to a dispute with a former manager at a resort we currently manage.
Other revenue in our Vacation Interest Sales and Financing segment increased $2.0 million, or 20.4%, to $11.4 million for the three months ended September 30, 2014 from $9.4 million for the three months ended September 30, 2013. Non-cash incentives increased $1.3 million to $4.5 million for the three months ended September 30, 2014 from $3.2 million for the three months ended September 30, 2013. The increase was primarily due to higher gross Vacation Interest sales revenue for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. Non-cash incentives as a percentage of gross Vacation Interest sales revenue were 2.9% for the three months ended September 30, 2014 as compared to 2.3% for the three months ended September 30, 2013. This increase was due to the ongoing success of the sales incentive program implemented in December 2011, which usage has continued to trend upward resulting in an increase in sales incentives recorded. In addition, other revenue increased for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, due to higher closing fee revenue resulting from the increase in the number of VOI transactions closed.

Costs and Expenses
Total costs and expenses decreased $50.1 million, or 22.2%, to $175.5 million for the three months ended September 30, 2014 from $225.6 million for the three months ended September 30, 2013. Total costs and expenses in the three months ended September 30, 2014 included a $3.3 million non-cash stock-based compensation charge. Total costs and expenses in the three months ended September 30, 2013 included the following cash and non-cash items totaling $49.1 million related to the IPO and related transactions: (i) a $38.5 million non-cash stock-based compensation charge, primarily attributable to immediately-vested stock options issued in connection with the consummation of the IPO during the three months ended September 30, 2013 (see "Note 20—Stock-Based Compensation" of our condensed consolidated financial statements included elsewhere in this report for further detail on these stock options), and (ii) a $13.4 million loss on extinguishment of debt, of which $5.3 million was non-cash; partially offset by a $2.8 million gain on bargain purchase from business combinations resulting from the completion of the PMR Service Companies Acquisition on July 24, 2013.
Management and Member Services Expense. Management and member services expense, which is recorded in our Hospitality and Management Services segment, decreased $0.9 million, or 9.1%, to $8.5 million for the three months ended September 30, 2014 from $9.4 million for the three months ended September 30, 2013. For the three months ended September 30, 2014 and 2013, management and member services expense included $0.4 million and $0.7 million, respectively, of non-cash stock-based compensation charges related to stock options issued in connection with, and since, the consummation of the IPO. Excluding these non-cash stock-based compensation charges, management and member services expense as a percentage of management and member services revenue decreased to 21.7% for the three months ended September 30, 2014 compared to 25.9% for the three months ended September 30, 2013. The decrease was primarily attributable to lower exchange company costs associated with the Clubs during the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, as a result of a renegotiated contract with Interval International, Inc. ("Interval International"), an exchange company, that was entered into in April 2014. Including the non-cash stock-based compensation charges discussed above, management and member services expense as a percentage of management and member services revenue decreased to 22.6% for the three months ended September 30, 2014 compared to 28.0% for the three months ended September 30, 2013.

Consolidated Resort Operations Expense. Consolidated resort operations expense, which is recorded in our Hospitality and Management Services segment, decreased $0.4 million, or 4.0%, to $9.2 million for the three months ended September 30, 2014 from $9.6 million for the three months ended September 30, 2013. Consolidated resort operations expense as a percentage of consolidated resort operations revenue decreased 15.1% to 87.9% for the three months ended September 30, 2014 from 103.0% for the three months ended September 30, 2013. This decrease was primarily due to the leasing of certain golf courses to a third party during the second half of 2013 and lower operational expenses at our two resorts in St. Maarten, partially offset by higher food and beverage expenses at certain restaurants that we own and manage.
Vacation Interest Cost of Sales. Vacation Interest cost of sales, which is recorded in our Vacation Interest Sales and Financing segment, decreased $2.1 million, or 11.4%, to $16.5 million for the three months ended September 30, 2014 from $18.6 million for the three months ended September 30, 2013. This decrease consisted of a $5.0 million decrease resulting from changes in estimates under the relative sales value method, partially offset by a $2.9 million increase related to the increase in Vacation Interest Sales revenue. The changes under the relative sales value method related to the timing of the eligibility of inventory for recovery, partially offset by a smaller pool of inventory becoming eligible for capitalization in accordance with our inventory recovery agreements during the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. These changes were also attributable to the bulk purchase of low cost inventory during the three months ended September 30, 2014, partially offset by the inclusion of low cost inventory purchased in connection with the Island One Acquisition on July 24, 2013. Vacation Interest cost of sales as a percentage of Vacation Interest sales, net decreased to 11.5% for the three months ended September 30, 2014 from 15.0% for the three months ended September 30, 2013. See "Critical Accounting Policies and Use of Estimates—Vacation Interest Cost of Sales" set forth in the 2013 Form 10-K for further detail regarding the relative sales value method.
Advertising, Sales and Marketing Expense. Advertising, sales and marketing expense, which is recorded in our Vacation Interest Sales and Financing segment, increased $11.6 million, or 16.4%, to $82.3 million for the three months ended September 30, 2014 from $70.7 million for the three months ended September 30, 2013. For the three months ended September 30, 2014 and 2013, advertising, sales and marketing expense included $0.5 million and $2.0 million, respectively, of non-cash stock-based compensation charges related to stock options issued in connection with, and since, the consummation of the IPO. Excluding these non-cash stock-based compensation charges, advertising, sales and marketing expense as a percentage of Vacation Interest sales revenue increased 1.4 percentage points to 51.4% for the three months ended September 30, 2014, compared to 50.0% for the three months ended September 30, 2013. This increase was primarily due to a sales force restructuring and a higher rate at which performance-based compensation was earned in the quarter, as Vacation Interest Sales exceeded sales targets. Including the non-cash stock-based compensation charges discussed above, advertising, sales and marketing expense as a percentage of Vacation Interest sales revenue was 51.8% for the three months ended September 30, 2014 and 51.4% for the three months ended September 30, 2013.
Vacation Interest Carrying Cost, Net. To offset our gross Vacation Interest carrying cost, we rent VOIs controlled by us to third parties on a short-term basis. We also generate revenue on sales of sampler programs and mini-vacations ("Sampler Packages"), which allow prospective owners to stay at a resort property on a trial basis. Vacation Interest carrying cost, net, which is recorded in our Vacation Interest Sales and Financing segment, decreased $5.0 million, or 49.2%, to $5.2 million for the three months ended September 30, 2014 from $10.2 million for the three months ended September 30, 2013. This decrease was primarily due to (i) an increase in rental revenue attributable to the inclusion of VOIs available for rent from the Island One Acquisition completed on July 24, 2013; (ii) more occupied room nights and higher average daily rates; and (iii) an increase in revenue due to increases in the number of, and the average price of, Sampler Packages sold, as a result of our increased focus on selling higher-priced Sampler Packages. This increase was partially offset by (a) higher operating expenses as a result of higher rental activity; (b) an increase in gross Vacation Interest carrying cost, primarily attributable to additional maintenance fees expense incurred related to the inventory acquired in the Island One Acquisition and (c) additional maintenance fee expense related to delinquent inventory recovered pursuant to our inventory recovery agreements during the three months ended September 30, 2014 as compared to the three months ended September 30, 2013.
Loan Portfolio Expense. Loan portfolio expense decreased $0.9 million or 39.0%, to $1.4 million for the three months ended September 30, 2014 from $2.3 million for the three months ended September 30, 2013. This decrease was primarily attributable to an increase in the amount of loan origination costs deferred pursuant to Accounting Standards Codification (“ASC”) 310, “Receivables” ("ASC 310"). In accordance with ASC 310, we defer certain costs incurred in connection with consumer loan originations, which are then amortized over the life of the related consumer loans. An increase in the value of contracts receivable originated in the three months ended September 30, 2014 resulted in higher loan origination costs deferred relative to the three months ended September 30, 2013. In addition, non-cash stock-based compensation charges decreased $0.2 million for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, related to stock options issued in connection with, and since, the consummation of the IPO.
Other Operating Expense. Other operating expense related to our Vacation Interest Sales and Financing segment increased $1.9 million, or 49.5%, to $5.8 million for the three months ended September 30, 2014 from $3.9 million for the three months ended September 30, 2013. Non-cash incentives increased $1.3 million to $4.5 million for the three months ended September 30, 2014 from $3.2 million for the three months ended September 30, 2013. Non-cash incentives as a percentage of gross Vacation Interest sales revenue were 2.9% for the three months ended September 30, 2014 as compared to 2.3% for the three months ended September 30, 2013. This increase was due to the ongoing success of the sales incentive program implemented in December 2011, under which usage has continued to trend upward resulting in an increase in sales incentives recorded.
General and Administrative Expense. General and administrative expense, which is recorded under Corporate and Other, decreased $34.4 million, or 56.2%, to $26.7 million for the three months ended September 30, 2014 from $61.1 million for the three months ended September 30, 2013. For the three months ended September 30, 2014 and 2013, general and administrative expense included $2.3 million and $35.4 million, respectively, of non-cash stock-based compensation charges related to stock options issued in connection with, and since, the consummation of the IPO. Excluding these non-cash stock-based compensation charges, general and administrative expense decreased 4.9% for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013, primarily due to an increase in the allocation of our expenses to the HOAs and the Collections we manage, partially offset by additional general and administrative expense incurred as a result of supporting operations assumed in connection with the Island One Acquisition and the PMR Service Companies Acquisition. Excluding the non-cash stock-based compensation charges discussed above, general and administrative expense as a percentage of total revenue was 11.0% for the three months ended September 30, 2014, as compared to 13.4% for the three months ended September 30, 2013. Including the non-cash stock-based compensation charges, general and administrative expense as a percentage of total revenue was 12.1% for the three months ended September 30, 2014, as compared to 31.9% for the three months ended September 30, 2013.
Depreciation and Amortization. Depreciation and amortization, which is recorded under Corporate and Other, increased $0.7 million, or 9.1%, to $8.3 million for the three months ended September 30, 2014 from $7.6 million for the three months ended September 30, 2013. This increase was primarily attributable to the addition of depreciable and amortizable assets in connection with the Island One Acquisition and the PMR Service Companies Acquisition (both completed on July 24, 2013), information technology related projects and equipment and renovation projects at certain sales centers.
Interest Expense. Interest expense, which is recorded in Corporate and Other and the Vacation Interest Sales and Financing segment, decreased $9.6 million, or 46.0%, to $11.3 million for the three months ended September 30, 2014 from $20.9 million for the three months ended September 30, 2013. Interest expense recorded in our Corporate and Other segment decreased $9.3 million, or 55.4%, to $7.4 million for the three months ended September 30, 2014 from $16.7 million for the three months ended September 30, 2013. Cash interest, debt issuance cost amortization and debt discount amortization relating to the Senior Secured Notes were $12.8 million lower for the three months ended September 30, 2014 due to the consummation of the Tender Offer in August 2013 and the redemption of the Senior Secured Notes on June 9, 2014. Cash and paid-in-kind interest and debt issuance cost amortization in connection with the PMR Acquisition Loan (which we entered into on May 21, 2012 and repaid in full on July 24, 2013) were $0.9 million lower due to their inclusion in a portion of the three months ended September 30, 2013, whereas no such cash and paid-in-kind interest and debt issuance cost amortization was recorded in the three months ended September 30, 2014. Cash and paid-in-kind interest and debt issuance cost amortization in connection with the Tempus Acquisition Loan (which we entered into on July 1, 2011 and repaid in full on July 24, 2013) were $0.7 million lower due to their inclusion in a portion of the three months ended September 30, 2013, whereas no such cash and paid-in-kind interest and debt issuance cost amortization was recorded in the three months ended September 30, 2014. Furthermore, cash interest and debt issuance cost amortization relating to the ILXA Inventory Loan, the Tempus Inventory Loan and the DPM Inventory Loan was $0.6 million lower due to their payoff on May 9, 2014. The above decreases were partially offset by $6.7 million of cash interest, debt issuance cost amortization and debt discount amortization relating to the Senior Credit Facility recorded since May 9, 2014, the date on which we closed the Senior Credit Facility. See "Liquidity and Capital Resources—Indebtedness” for the definition of and further detail on these transactions.
Interest expense recorded in our Vacation Interest Sales and Financing segment decreased $0.4 million, or 9.4%, to $3.9 million for the three months ended September 30, 2014 from $4.3 million for the three months ended September 30, 2013. The decrease was primarily attributable to our principal pay down of securitization notes and funding facilities bearing higher interest rates and their replacement with those bearing lower interest rates, partially offset by higher interest expense due to higher average outstanding balances under securitization notes and funding facilities during the three months ended September 30, 2014, as compared to the three months ended September 30, 2013. See "Liquidity and Capital Resources—Indebtedness" for the definition of and further detail on these borrowings.

Loss on Extinguishment of Debt. Loss on extinguishment of debt, which is recorded under Corporate and Other, was $13.4 million for the three months ended September 30, 2013. On July 24, 2013, we repaid all outstanding indebtedness under the Tempus Acquisition Loan and the PMR Acquisition loan using the proceeds from the IPO. The unamortized debt issuance cost on both the Tempus Acquisition Loan and the PMR Acquisition Loan and the additional exit fees paid totaling $4.9 million were recorded as loss on extinguishment of debt. In addition, on August 23, 2013, we completed the Tender Offer, and a pro rata portion of the unamortized debt issuance cost associated with the Senior Secured Notes and the call premium paid upon the completion of the Tender Offer, totaling $8.5 million, were recorded as loss on extinguishment of debt. See "Liquidity and Capital Resources—Senior Secured Notes” for further detail on the Tender Offer. We did not record any loss on extinguishment of debt for the three months ended September 30, 2014.
Impairments and Other Write-offs. Impairments and other write-offs, which is recorded under Corporate and Other, was a de minimis amount for the three months ended September 30, 2014 and $1.2 million for the three months ended September 30, 2013. The impairment for the three months ended September 30, 2013 was attributable to the write down of a parcel of real estate acquired in connection with the PMR Acquisition to its net realizable value based on a third-party appraisal.
Loss (Gain) on Disposal of Assets. Loss on disposal of assets, which is recorded under Corporate and Other, was $0.2 million for the three months ended September 30, 2014 compared to a gain on disposal of assets of $0.6 million for the three months ended September 30, 2013. The gain on disposal of assets recorded for the three months ended September 30, 2013 was primarily attributable to the sale of real estate at certain European locations recorded during the three months ended September 30, 2013.
Income Taxes. Provision for income taxes, which is recorded under Corporate and Other, was $20.2 million for the three months ended September 30, 2014, as compared to a benefit for income taxes of $7.6 million for the three months ended September 30, 2013. The increase was due to (i) an increase in our foreign tax provision and (ii) the existence of a full valuation allowance recorded against our net deferred tax assets, which resulted in a benefit for income taxes for the three months ended September 30, 2013 as compared to a provision for income taxes for the three months ended September 30, 2014.

Due to current favorable tax law regarding recognition of income from Vacation Interest sales and use of federal net operating loss carry-forwards, we do not anticipate significant federal or state cash income tax liabilities for the year ending December 31, 2014.

Comparison of the Nine Months Ended September 30, 2014 to the Nine Months Ended September 30, 2013

	Nine Months Ended September 30, 2014				Nine Months Ended September 30, 2013
	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total
	(In thousands)
	(Unaudited)
Revenues:
Management and member services	$115,238	$—	$—	$115,238	$96,304	$—	$—	$96,304
Consolidated resort operations	28,825	—	—	28,825	26,465	—	—	26,465
Vacation Interest sales, net of provision $0, $40,123, $0, $40,123, $0, $29,731, $0 and $29,731, respectively	—	379,082	—	379,082	—	325,815	—	325,815
Interest	—	47,798	1,212	49,010	—	40,021	1,138	41,159
Other	7,352	32,697	—	40,049	7,535	21,649	—	29,184
Total revenues	151,415	459,577	1,212	612,204	130,304	387,485	1,138	518,927
Costs and Expenses:
Management and member services	23,377	—	—	23,377	27,952	—	—	27,952
Consolidated resort operations	25,662	—	—	25,662	26,169	—	—	26,169
Vacation Interest cost of sales	—	44,840	—	44,840	—	45,451	—	45,451
Advertising, sales and marketing	—	214,190	—	214,190	—	181,668	—	181,668
Vacation Interest carrying cost, net	—	19,766	—	19,766	—	29,141	—	29,141
Loan portfolio	895	5,354	—	6,249	782	6,773	—	7,555
Other operating	—	16,650	—	16,650	—	6,518	—	6,518
General and administrative	—	—	74,203	74,203	—	—	105,612	105,612
Depreciation and amortization	—	—	24,601	24,601	—	—	19,912	19,912
Interest expense	—	10,790	34,502	45,292	—	12,451	58,110	70,561
Loss on extinguishment of debt	—	—	46,807	46,807	—	—	13,383	13,383
Impairments and other write-offs	—	—	53	53	—	—	1,279	1,279
Loss (gain) on disposal of assets	—	—	71	71	—	—	(673)	(673)
Gain on bargain purchase from business combinations	—	—	—	—	—	—	(2,726)	(2,726)
Total costs and expenses	49,934	311,590	180,237	541,761	54,903	282,002	194,897	531,802
Income (loss) before provision (benefit) for income taxes	101,481	147,987	(179,025)	70,443	75,401	105,483	(193,759)	(12,875)
Provision (benefit) for income taxes	—	—	32,860	32,860	—	—	(6,777)	(6,777)
Net income (loss)	$101,481	$147,987	$(211,885)	$37,583	$75,401	$105,483	$(186,982)	$(6,098)

Revenues
Total revenues increased $93.3 million, or 18.0%, to $612.2 million for the nine months ended September 30, 2014 from $518.9 million for the nine months ended September 30, 2013. Total revenues in our Hospitality and Management Services segment grew by $21.1 million, or 16.2%, to $151.4 million for the nine months ended September 30, 2014 from $130.3 million for the nine months ended September 30, 2013. This growth was driven by increases in management fees as a result of the inclusion of the managed resorts from the Island One Acquisition and the PMR Service Companies Acquisition, increases in operating costs at the resort level, which generated higher same-store management fee revenue, and increases in revenue from our Club operations. Total revenues in our Vacation Interest Sales and Financing segment increased $72.1 million, or 18.6%, to $459.6 million for the nine months ended September 30, 2014 from $387.5 million for the nine months ended September 30, 2013. The increase was attributable to the increase in Vacation Interest sales, net, interest and other revenue. Revenue in our Corporate and Other segment increased $0.1 million, or 6.5%, to $1.2 million for the nine months ended September 30, 2014, from $1.1 million for the nine months ended September 30, 2013.
Management and Member Services. Total management and member services revenue, which is recorded in our Hospitality and Management Services segment, increased $18.9 million, or 19.7%, to $115.2 million for the nine months ended September 30, 2014 from $96.3 million for the nine months ended September 30, 2013. Management fees increased as a result of the inclusion of the managed resorts from the Island One Acquisition and the PMR Service Companies Acquisition for the nine months ended September 30, 2014, as compared to only a portion of the nine months ended September 30, 2013, and increases in operating costs at the resort level, which generated higher management fee revenue on a same-store basis from 87 cost-plus management agreements. We also experienced higher revenue from our Club operations in the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, due to additional members acquired as a result of the Island One Acquisition. The increases in management fee revenue and revenue from the Clubs were partially offset by the elimination of commissions earned on the fee-for-service management agreements with Island One, Inc., which were terminated in conjunction with the Island One Acquisition on July 24, 2013.
We had a total of approximately 188,000 and 183,000 members in the Clubs as of September 30, 2014 and 2013, respectively. We have experienced fluctuations in our member counts during 2014 due to the transition of members from clubs managed by the recently acquired businesses to the various Clubs we manage. This fluctuation does not impact revenue from the Clubs and is not indicative of our financial performance.
Consolidated Resort Operations. Consolidated resort operations revenue, which is recorded in our Hospitality and Management Services segment, increased $2.3 million, or 8.9%, to $28.8 million for the nine months ended September 30, 2014 from $26.5 million for the nine months ended September 30, 2013. The increase was primarily due to higher owner maintenance fee and assessment revenue recorded by our two resorts in St. Maarten, higher food and beverage revenues at certain restaurants that we own and manage and the retail ticket sales operations acquired in the Island One Acquisition. These increases were partially offset by lower revenue as a result of the leasing of certain golf courses to a third party during the second half of 2013.
Vacation Interest Sales, Net. Vacation Interest sales, net, in our Vacation Interest Sales and Financing segment increased $53.3 million, or 16.3%, to $379.1 million for the nine months ended September 30, 2014 from $325.8 million for the nine months ended September 30, 2013. The increase in Vacation Interest sales, net, was attributable to a $63.7 million increase in Vacation Interest sales revenue, partially offset by an $10.4 million increase in our provision for uncollectible Vacation Interest sales revenue.
The $63.7 million increase in Vacation Interest sales revenue during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 was generated by sales growth on a same-store basis from 46 sales centers due to an increase in the number of tours and an increase in our VPG, as well as the revenue contribution from our sales centers acquired in connection with the Island One Acquisition. Our total number of tours increased to 165,739 for the nine months ended September 30, 2014 from 156,971 for the nine months ended September 30, 2013, primarily due to the expansion of our lead-generation and marketing programs. VPG increased by $420, or 19.5%, to $2,578 for the nine months ended September 30, 2014 from $2,158 for the nine months ended September 30, 2013, as a result of a higher average sales price per transaction and an increase in our closing percentage. We closed a total of 23,267 VOI sales transactions during the nine months ended September 30, 2014, compared to 20,598 transactions during the nine months ended September 30, 2013. Our closing percentage increased to 14.0% for the nine months ended September 30, 2014 from 13.6% for the nine months ended September 30, 2013. VOI sales price per transaction increased to $18,361 for the nine months ended September 30, 2014 from $16,442 for the nine months ended September 30, 2013. The increase in average sales price per transaction and VPG was due principally to a change in our focus on selling larger point packages and the success of the sales and marketing initiatives implemented in association with this strategy. The increase in closing percentage was mainly attributable to improved effectiveness of these sales and marketing initiatives.

Sales incentives increased $9.0 million, or 151.0% to $14.9 million for the nine months ended September 30, 2014 from $5.9 million for the nine months ended September 30, 2013. As a percentage of gross Vacation Interest sales revenue, sales incentives were 3.5% for the nine months ended September 30, 2014 compared to 1.7% for the nine months ended September 30, 2013. The amount we record as sales incentives in each reporting period is reduced by an estimate of the amount of such sales incentives that we do not expect customers to redeem. During the first half of 2013, we completed the process of collecting adequate data regarding historical usage of our sales incentives provided under a program implemented in December 2011, and, as a result, the amount recorded as sales incentives for this period was reduced, and our Vacation Interest sales revenue was increased, by $3.2 million relating to the expiration, and expected future expiration, of sales incentives provided to customers prior to the nine months ended September 30, 2013. No such reduction of sales incentives relating to prior periods was recorded for the nine months ended September 30, 2014. In addition, due to the ongoing success of the program implemented in December 2011, usage of sales incentives has continued to trend upward, resulting in an increase in sales incentives recorded for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013. Excluding the $3.2 million reduction in the nine months ended September 30, 2013, sales incentives as a percentage of gross Vacation Interest sales revenue increased to 3.5% for the nine months ended September 30, 2014 from 2.6% for the nine months ended September 30, 2013.
Provision for uncollectible Vacation Interest sales revenue increased $10.4 million, or 35.0%, to $40.1 million for the nine months ended September 30, 2014 from $29.7 million for the nine months ended September 30, 2013, primarily due to the increase in Vacation Interest sales revenue and an increase in the percentage of financed Vacation Interest sales for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013. The allowance for mortgages and contracts receivable as a percentage of gross mortgages and contracts receivable was 21.4% as of September 30, 2014, as compared to 21.3% as of September 30, 2013.
Interest Revenue. Interest revenue increased $7.8 million, or 19.1%, to $49.0 million for the nine months ended September 30, 2014 from $41.2 million for the nine months ended September 30, 2013. The increase was attributable to our Vacation Interest Sales and Financing segment, and was comprised of an $11.6 million increase resulting from a larger average outstanding balance in the mortgages and contracts receivable portfolio during the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013. This increase was partially offset by (i) a decrease of $1.8 million attributable to a reduction in the weighted average interest rate on the portfolio and (ii) a decrease of $2.7 million associated with the amortization of deferred loan origination costs. Amortization of deferred loan origination costs increased during the nine months ended September 30, 2014 due to the increase in deferred loan origination costs during the last several years, primarily as a result of higher Vacation Interest sales revenue and a higher percentage of such revenue that was financed.
 Other Revenue. Other revenue increased $10.8 million, or 37.2%, to $40.0 million for the nine months ended September 30, 2014 from $29.2 million for the nine months ended September 30, 2013.
Other revenue in our Hospitality and Management Services segment decreased $0.1 million, or 2.4%, to $7.4 million for the nine months ended September 30, 2014 from $7.5 million for the nine months ended September 30, 2013.
Other revenue in our Vacation Interest Sales and Financing segment increased $11.1 million, or 51.0%, to $32.7 million for the nine months ended September 30, 2014 from $21.6 million for the nine months ended September 30, 2013. Non-cash incentives increased $9.1 million to $13.7 million for the nine months ended September 30, 2014 from $4.6 million for the nine months ended September 30, 2013. The increase was primarily due to higher gross Vacation Interest sales revenue for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 and a reduction of sales incentives recorded for the nine months ended September 30, 2013 resulting from the expiration, and expected future expiration, of sales incentives we provided to customers. Excluding the $3.2 million reduction in sales incentives in the nine months ended September 30, 2013, non-cash incentives as a percentage of gross Vacation Interest sales revenue were 3.3% for the nine months ended September 30, 2014 as compared to 2.2% for the nine months ended September 30, 2013. This increase was due to the ongoing success of the sales incentive program implemented in December 2011, which usage has continued to trend upward, resulting in an increase in sales incentives recorded. In addition, other revenue increased for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, due to higher closing fee revenue resulting from the increase in the number of VOI transactions closed.

Costs and Expenses
Total costs and expenses increased $10.0 million, or 1.9%, to $541.8 million for the nine months ended September 30, 2014 from $531.8 million for the nine months ended September 30, 2013. Total costs and expenses in the nine months ended September 30, 2014 included a $46.8 million loss on extinguishment of debt, of which $16.6 million was non-cash, and a $12.2 million non-cash stock-based compensation charge. Total costs and expenses in the nine months ended September 30, 2013 included (i) a $38.5 million non-cash stock-based compensation charge, primarily attributable to immediately-vested stock options issued in connection with the consummation of the IPO during the nine months ended September 30, 2013 and (ii) a

$13.4 million loss on extinguishment of debt, of which $5.3 million was non-cash; partially offset by a $2.8 million gain on bargain purchase from business combinations resulting from the completion of the PMR Service Companies Acquisition on July 24, 2013.
Management and Member Services Expense. Management and member services expense, which is recorded in our Hospitality and Management Services segment, decreased $4.6 million, or 16.4%, to $23.4 million for the nine months ended September 30, 2014 from $28.0 million for the nine months ended September 30, 2013. For the nine months ended September 30, 2014 and 2013, management and member services expense included $1.3 million and $0.7 million, respectively, of non-cash stock-based compensation charges related to stock options issued in connection with, and since, the consummation of the IPO. Excluding these non-cash stock-based compensation charges, management and member services expense as a percentage of management and member services revenue decreased to 19.1% for the nine months ended September 30, 2014 compared to 28.3% for the nine months ended September 30, 2013. The decrease was primarily attributable to lower operating expense associated with the Clubs. In April 2014, we renegotiated the contract with Interval International, relieving us from our obligation to repay the unearned portion to Interval International under the original contract executed in 2008 and resulting in the one-time release of this deferred revenue to the statement of operations and comprehensive income (loss) as a reduction of exchange company costs and ongoing cost savings. Further, no costs were incurred under the fee-for-service agreements with Island One, Inc. for the nine months ended September 30, 2014, as the agreements were terminated in conjunction with the closing of the Island One Acquisition on July 24, 2013. Including the non-cash stock-based compensation charges discussed above, management and member services expense as a percentage of management and member services revenue decreased to 20.3% for the nine months ended September 30, 2014 compared to 29.0% for the nine months ended September 30, 2013.
Consolidated Resort Operations Expense. Consolidated resort operations expense, which is recorded in our Hospitality and Management Services segment, decreased $0.5 million, or 1.9%, to $25.7 million for the nine months ended September 30, 2014 from $26.2 million for the nine months ended September 30, 2013. Consolidated resort operations expense as a percentage of consolidated resort operations revenue decreased 9.9% to 89.0% for the nine months ended September 30, 2014 from 98.9% for the nine months ended September 30, 2013. This decrease was primarily due to the leasing of certain golf courses to a third party during the second half of 2013 and lower operational expenses at our two resorts in St. Maarten. These decreases were partially offset by additional expenses as a result of the retail ticket sales operations acquired in the Island One Acquisition and higher food and beverage expenses at certain restaurants that we own and manage.
Vacation Interest Cost of Sales. Vacation Interest cost of sales, which is recorded in our Vacation Interest Sales and Financing segment, decreased $0.7 million, or 1.3%, to $44.8 million for the nine months ended September 30, 2014 from $45.5 million for the nine months ended September 30, 2013. This decrease consisted of a $8.1 million decrease resulting from changes in estimates under the relative sales value method, partially offset by a $7.4 million increase related to the increase in Vacation Interest sales revenue. The changes under the relative sales value method related to the timing of the eligibility of inventory for recovery in accordance with our inventory recovery agreements, partially offset by a smaller pool of inventory becoming eligible for capitalization during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. These changes were also attributable to the bulk purchase of low cost inventory during the nine months ended September 30, 2014, partially offset by the inclusion of low cost inventory purchased in connection with the Island One Acquisition on July 24, 2013. Vacation Interest cost of sales as a percentage of Vacation Interest sales, net decreased to 11.8% for the nine months ended September 30, 2014 from 13.9% for the nine months ended September 30, 2013. See "Critical Accounting Policies and Use of Estimates—Vacation Interest Cost of Sales" set forth in the 2013 Form 10-K for further detail regarding the relative sales value method.
Advertising, Sales and Marketing Expense. Advertising, sales and marketing expense, which is recorded in our Vacation Interest Sales and Financing segment, increased $32.5 million, or 17.9%, to $214.2 million for the nine months ended September 30, 2014 from $181.7 million for the nine months ended September 30, 2013. For the nine months ended September 30, 2014 and 2013, advertising, sales and marketing expense included $1.8 million and $2.0 million, respectively, of non-cash stock-based compensation charges related to stock options issued in connection with, and since, the consummation of the IPO. Excluding these non-cash stock-based compensation charges, advertising, sales and marketing expense as a percentage of Vacation Interest sales revenue was 50.7% for the nine months ended September 30, 2014, compared to 50.5% for the nine months ended September 30, 2013. Including these non-cash stock-based compensation charges, advertising, sales and marketing expense as a percentage of Vacation Interest sales revenue was 51.1% for each of the nine months ended September 30, 2014 and 2013.
Vacation Interest Carrying Cost, Net. Vacation Interest carrying cost, net, which is recorded in our Vacation Interest Sales and Financing segment, decreased $9.3 million, or 32.2%, to $19.8 million for the nine months ended September 30, 2014 from $29.1 million for the nine months ended September 30, 2013. This decrease was primarily due to (i) an increase in rental revenue attributable to the inclusion of VOIs available for rent from the Island One Acquisition completed on July 24, 2013; (ii) more occupied room nights and higher average daily rates and (iii) an increase in revenue due to an increase in the number of, and the average price of, Sampler Packages sold, as a result of our increased focus on selling higher-priced Sampler

Packages. This increase was partially offset by (a) higher operating expenses as a result of higher rental activity; (b) an increase in gross Vacation Interest carrying cost primarily attributable to additional maintenance fees expense incurred related to the inventory acquired in the Island One Acquisition and (c) additional maintenance fee expense related to delinquent inventory recovered pursuant to our inventory recovery agreements during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013.
Loan Portfolio Expense. Loan portfolio expense decreased $1.4 million, or 17.3%, to $6.2 million for the nine months ended September 30, 2014 from $7.6 million for the nine months ended September 30, 2013. This decrease was primarily attributable to an increase in the amount of loan origination costs deferred pursuant to ASC 310 described below. In accordance with ASC 310, we defer certain costs incurred in connection with consumer loan originations, which are then amortized over the life of the related consumer loans. An increase in the value of contracts receivable originated in the nine months ended September 30, 2014 resulted in higher loan origination costs deferred relative to the nine months ended September 30, 2013. This decrease was partially offset by a $0.1 million increase in non-cash stock-based compensation charges related to stock options issued in connection with, and since, the consummation of the IPO.
Other Operating Expense. Other operating expense related to our Vacation Interest Sales and Financing segment increased $10.2 million, or 155.4%, to $16.7 million for the nine months ended September 30, 2014 from $6.5 million for the nine months ended September 30, 2013. Non-cash incentives increased $9.1 million to $13.7 million for the nine months ended September 30, 2014 from $4.6 million for the nine months ended September 30, 2013. The increase was primarily due to higher gross Vacation Interest sales revenue for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 and a reduction of sales incentives recorded for the nine months ended September 30, 2013 resulting from the expiration, and expected future expiration, of sales incentives we provided to customers. Excluding the $3.2 million reduction in sales incentives recorded for the nine months ended September 30, 2013, non-cash incentives as a percentage of gross Vacation Interest sales revenue were 3.3% for the nine months ended September 30, 2014 as compared to 2.2% for the nine months ended September 30, 2013. This increase was due to the ongoing success of the sales incentive program implemented in December 2011, under which usage has continued to trend upward resulting in an increase in sales incentives recorded.
General and Administrative Expense. General and administrative expense, which is recorded under Corporate and Other, decreased $31.4 million, or 29.7%, to $74.2 million for the nine months ended September 30, 2014 from $105.6 million for the nine months ended September 30, 2013. For the nine months ended September 30, 2014 and 2013, general and administrative expense included $8.5 million and $35.4 million, respectively, of non-cash stock-based compensation charges related to stock options issued in connection with, and since, the consummation of the IPO. Excluding these stock-based compensation charges, general and administrative expense decreased 6.5% for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013, primarily due to an increase in the allocation of our expenses to the HOAs and the Collections we manage, partially offset by additional general and administrative expense incurred as a result of supporting operations assumed in connection with the Island One Acquisition and the PMR Service Companies Acquisition. Excluding the non-cash stock-based compensation charges discussed above, general and administrative expense as a percentage of total revenue was 10.7% for the nine months ended September 30, 2014, as compared to 13.5% for the nine months ended September 30, 2013. Including these non-cash stock-based compensation charges, general and administrative expenses as a percentage of total revenue was 12.1% for the nine months ended September 30, 2014, as compared to 20.4% for the nine months ended September 30, 2013.
Depreciation and Amortization. Depreciation and amortization, which is recorded under Corporate and Other, increased $4.7 million, or 23.5%, to $24.6 million for the nine months ended September 30, 2014 from $19.9 million for the nine months ended September 30, 2013. This increase was primarily attributable to the addition of depreciable and amortizable assets in connection with the Island One Acquisition and the PMR Service Companies Acquisition (both completed in July 2013), information technology related projects and equipment and renovation projects at certain sales centers.
Interest Expense. Interest expense, which is recorded in Corporate and Other and the Vacation Interest Sales and Financing segment, decreased $25.3 million, or 35.8%, to $45.3 million for the nine months ended September 30, 2014 from $70.6 million for the nine months ended September 30, 2013. Interest expense recorded in our Corporate and Other segment decreased $23.6 million, or 40.6%, to $34.5 million for the nine months ended September 30, 2014 from $58.1 million for the nine months ended September 30, 2013. Cash interest, debt issuance cost amortization and debt discount amortization relating to the Senior Secured Notes were $18.7 million lower for the nine months ended September 30, 2014 due to the consummation of the Tender Offer in August 2013 and the redemption of the Senior Secured Notes on June 9, 2014. Cash and paid-in-kind interest and debt issuance cost amortization in connection with the PMR Acquisition Loan (which we entered into on May 21, 2012 and repaid in full on July 24, 2013) were $7.4 million lower due to their inclusion in a majority of the nine months ended September 30, 2013, whereas no such cash and paid-in-kind interest and debt issuance cost amortization was recorded in the nine months ended September 30, 2014. Cash and paid-in-kind interest and debt issuance cost amortization in connection with the Tempus Acquisition Loan (which we entered into on July 1, 2011 and repaid in full on July 24, 2013) were $5.8 million lower due to their inclusion in a majority of the nine months ended September 30, 2013, whereas no such cash and paid-in-kind interest and debt issuance cost amortization was recorded in the nine months ended September 30, 2014. Furthermore, cash interest and debt issuance cost amortization relating to the ILXA Inventory Loan, the Tempus Inventory Loan and the DPM Inventory Loan was $1.2 million lower due to their payoff on May 9, 2014. The above decreases were partially offset by the $10.6 million of cash interest, debt issuance cost amortization and debt discount amortization relating to the Senior Credit Facility recorded since May 9, 2014, the date on which we closed the Senior Credit Facility. See "Liquidity and Capital Resources—Indebtedness” for the definition of and further detail on these transactions.
Interest expense recorded in our Vacation Interest Sales and Financing segment decreased $1.7 million, or 13.3%, to $10.8 million for the nine months ended September 30, 2014 from $12.5 million for the nine months ended September 30, 2013. The decrease was primarily attributable to our principal pay down of securitization notes and funding facilities bearing higher interest rates and their replacement with those bearing lower interest rates, partially offset by higher interest expense due to higher average outstanding balances under securitization notes and funding facilities during the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013. See "Liquidity and Capital Resources—Indebtedness" for the definition of and further detail on these borrowings.
Loss on Extinguishment of Debt. Loss on extinguishment of debt, which is recorded under Corporate and Other, was $46.8 million for the nine months ended September 30, 2014, as compared to $13.4 million for the nine months ended September 30, 2013.
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
On June 9, 2014, we redeemed all of the remaining outstanding principal amount under the Senior Secured Notes using a portion of the proceeds from the term loan portion of the Senior Credit Facility. As a result, $30.2 million of redemption premium, $9.4 million of unamortized debt issuance cost and $6.1 million of unamortized debt discount were recorded as a loss on extinguishment of debt. See "Note 16—Borrowings" of our condensed consolidated financial statements included elsewhere in this report and "Liquidity and Capital Resources—Indebtedness" for further detail on these transactions.
On July 24, 2013, we repaid all outstanding indebtedness under the Tempus Acquisition Loan and the PMR Acquisition loan using the proceeds from the IPO. The unamortized debt issuance cost on both the Tempus Acquisition Loan and the PMR Acquisition Loan and the additional exit fees paid totaling $4.9 million were recorded as loss on extinguishment of debt.

In addition, on August 23, 2013, we completed the Tender Offer, and a pro rata portion of the unamortized debt issuance cost associated with the Senior Secured Notes and the call premium paid upon the completion of the Tender Offer, totaling $8.5 million, were recorded as loss on extinguishment of debt. See "Liquidity and Capital Resources—Senior Secured Notes” for further detail on the Tender Offer.
Impairments and Other Write-offs. Impairments and other write-offs, which are recorded under Corporate and Other, were $0.1 million for the nine months ended September 30, 2014 and $1.3 million for the nine months ended September 30, 2013. The impairment for the nine months ended September 30, 2013 was attributable to the write down of a parcel of real estate acquired in connection with the PMR Acquisition to its net realizable value based on a third-party appraisal.
Loss (Gain) on Disposal of Assets. Loss on disposal of assets, which is recorded under Corporate and Other, was $0.1 million for the nine months ended September 30, 2014 compared to a gain on disposal of assets of $0.7 million for the nine months ended September 30, 2013, mainly due to the sale of real estate at certain European locations recorded during the three months ended September 30, 2013.
Income Taxes. Provision for income taxes, which is recorded under Corporate and Other, was $32.9 million for the nine months ended September 30, 2014, as compared to a benefit for income taxes of $6.8 million for the nine months ended September 30, 2013. The increase was due to (i) income before provision for income taxes for the nine months ended September 30, 2014, as compared to a loss before provision for income taxes for the nine months ended September 30, 2013, and (ii) the existence of a full valuation allowance recorded against our net deferred tax assets, which resulted in a benefit for income taxes for the nine months ended September 30, 2013 as compared to a provision for income taxes for the nine months ended September 30, 2014.
Due to current favorable tax law regarding recognition of income from Vacation Interest sales and use of federal net operating loss carry-forwards, we do not anticipate significant federal or state cash income tax liabilities for the year ending December 31, 2014.

Liquidity and Capital Resources
Overview
We had $181.9 million and $35.9 million in cash and cash equivalents as of September 30, 2014 and December 31, 2013, respectively. Our primary sources of liquidity have historically been cash from operations and the financings discussed below.
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
On April 11, 2013, we entered into an amended and restated Conduit Facility agreement that extended the maturity date of the facility to April 10, 2015 (the "Conduit Facility"). The Conduit Facility provides for a 24-month facility that is annually renewable for 364-day periods at the election of the lenders, bears interest at either LIBOR or the commercial paper rate (each having a floor of 0.50%) plus 3.25% and has a non-use fee of 0.75%. The overall advance rate on loans receivable in the portfolio is limited to 85% of the aggregate face value of the eligible loans. The maximum borrowing capacity was $125.0 million on April 11, 2013 and was subsequently increased to $175.0 million on September 26, 2014, when we entered into an amendment to the amended and restated Conduit Facility agreement.
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
We require access to the capital markets in order to fund our operations and may, in the implementation of our growth strategy, become more reliant on third-party financing. There can be no assurances that any such financing will be available to allow us to implement our growth strategy and sustain and improve our results of operations. As of September 30, 2014, the maximum funding availability under the Quorum Facility and the Conduit Facility was $23.3 million and $17.4 million, respectively.
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
On May 9, 2014, we entered into the Senior Credit Facility Agreement, which provides for a $470.0 million Senior Credit Facility (including a $445.0 million term loan with a term of seven years and a $25.0 million revolving line of credit with a term of five years). The Senior Credit Facility bears a variable interest rate, at our option, equal to LIBOR plus 450 basis points, with a one percent LIBOR floor applicable only to the term loan portion of the Senior Credit Facility, or an alternate base rate plus 350 basis points. The borrowings under the Senior Credit Facility are secured on a senior basis by substantially all of our assets. As of September 30, 2014, the availability under the revolving line of credit portion of the Senior Credit Facility was $25.0 million.
During the three months ended September 30, 2014 and 2013, we used cash of $16.1 million and $5.1 million, respectively, for (i) acquisitions of VOI inventory pursuant to inventory recovery agreements and in open market and bulk VOI inventory purchases (including a bulk purchase of bank owned inventory at Island One resorts for approximately $4.7 million); (ii) capitalized legal, title and trust fees and (iii) construction of VOI inventory. Of these total cash amounts (which do not reflect our acquisition of inventory in the Island One Acquisition), $0.1 million and $1.4 million during the three months ended September 30, 2014 and 2013, respectively, were used for the construction of VOI inventory, primarily related to construction of units at our managed properties in Mexico and Italy.
In addition, we had increases in unsold Vacation Interests, net, that did not have an impact on our working capital during the respective three month periods ended September 30, 2014 and 2013. Specifically, we capitalized $1.6 million and $6.6 million during the three months ended September 30, 2014 and 2013, respectively, related to inventory recovery agreements in the U.S., offset by an equal increase in due to related parties, net; cash will be used in future periods to settle these amounts. In addition, we transferred $0.2 million and $2.5 million during the three months ended September 30, 2014 and 2013, respectively, from due from related parties, net, to unsold Vacation Interests, net, as a result of our recovery of VOI inventory pursuant to inventory recovery arrangements in Europe; cash was used in prior periods when these amounts were recorded to due from related parties, net. Furthermore, we transferred $1.1 million and $0.6 million from mortgages and contracts receivable, net, to unsold Vacation Interests, net, during the three months ended September 30, 2014 and 2013, respectively, as a result of our recovery of underlying VOI inventory due to loan defaults.
During the nine months ended September 30, 2014 and 2013, we used cash of $39.3 million and $18.9 million, respectively, for (i) acquisitions of VOI inventory pursuant to inventory recovery agreements and in open market and bulk VOI inventory purchases (including a bulk purchase of bank owned inventory at Island One resorts for approximately $4.7 million); (ii) capitalized legal, title and trust fees and (iii) construction of VOI inventory. Of these total cash amounts (which do not reflect our acquisition of inventory in the Island One Acquisition), $0.6 million and $3.6 million during the nine months ended September 30, 2014 and 2013, respectively, were used for the construction of VOI inventory, primarily related to construction of units at our managed properties in Mexico and Italy.
In addition, we had increases in unsold Vacation Interests, net, that did not have an impact on our working capital during the respective nine month periods ended September 30, 2014 and 2013. Specifically, we capitalized $19.7 million and $20.9 million during the nine months ended September 30, 2014 and 2013, respectively, related to inventory recovery agreements in the U.S., offset by an equal increase in due to related parties, net; cash will be used in future periods to settle these amounts. In addition, we transferred $3.2 million and $2.5 million during the nine months ended September 30, 2014 and 2013, respectively, from due from related parties, net, to unsold Vacation Interests, net, as a result of our recovery of VOI inventory pursuant to inventory recovery arrangements in Europe; cash was used in prior periods when these amounts were recorded to due from related parties, net. Furthermore, we transferred $2.0 million and $2.6 million from mortgages and contracts receivable, net, to unsold Vacation Interests, net, during the nine months ended September 30, 2014 and 2013, respectively, as a result of our recovery of underlying VOI inventory due to loan defaults.
In October 2011, the HOA of one of our managed resorts in Hawaii levied an assessment to the owner-families of that resort for water intrusion damage. The original amount of the assessment was $65.8 million but, in connection with the settlement of a class action suit (the "Hawaii Water Intrusion Case"), the assessment was reduced to $60.9 million. For deeded inventory or Collection points held by us at the time of the assessment, we owed $9.7 million of the original assessment; however, as a result of the settlement, this was reduced by $1.2 million. This assessment is payable in annual installments over five years beginning January 2012. In addition, pursuant to the related class action settlement, we agreed to pay any amount of assessments defaulted on by owners in return for our recovery of the related VOIs. We expect to fund any future installment payments, and payments of assessments defaulted on by owners, from operating cash flows.
On October 28, 2014, our Board of Directors authorized a share repurchase program allowing for the expenditure of up to $100.0 million for the repurchase of our common stock. Repurchases will be made from time to time in accordance with applicable securities laws in the open market and/or in privately negotiated transactions, and may include repurchases pursuant to trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The share repurchase program is effective immediately, and repurchases may begin as soon as November 3, 2014.
The repurchase program does not obligate us to acquire any particular amount of common stock or to acquire shares on any particular timetable and the program may be suspended at any time at our discretion. The timing and amount of share repurchases will be determined by management based on its evaluation of market conditions, the trading price of the stock, applicable legal requirements, compliance with the provisions of the Senior Credit Facility Agreement and other factors.
Cash Flow From Operating Activities. During the nine months ended September 30, 2014, net cash provided by operating activities was $76.5 million and was the result of net income of $37.6 million and non-cash revenues and expenses and non-cash and cash loss on extinguishment of debt totaling $164.8 million, partially offset by other changes in operating assets and liabilities that resulted in a net credit of $126.0 million. The significant non-cash revenues and expenses and non-cash and cash loss on extinguishment of debt included (i) $40.1 million in the provision for uncollectible Vacation Interest sales revenue; (ii) $46.8 million of loss on extinguishment of debt (which includes $30.2 million of redemption premium paid in cash and $16.6 million of non-cash write-off of unamortized debt issuance costs and debt discount); (iii) $24.6 million in depreciation and amortization; (iv) $30.5 million in deferred income taxes, primarily as a result of provision for income taxes recorded during the nine months ended September 30, 2014; (v) $12.2 million in stock-based compensation expense; (vi) $6.6 million in amortization of net portfolio discounts and (vii) $4.1 million in amortization of capitalized financing costs and original issue discounts; partially offset by $0.5 million in gain on mortgage repurchases.
During the nine months ended September 30, 2013, net cash provided by operating activities was $2.3 million and was the result of net loss of $6.1 million and non-cash revenues and expenses totaling $100.0 million, partially offset by other changes in operating assets and liabilities that resulted in a net credit of $91.6 million. The significant non-cash revenues and expenses included (i) $38.5 million in stock-based compensation costs; (ii) $29.7 million in the provision for uncollectible Vacation Interest sales revenue; (iii) $19.9 million in depreciation and amortization; (iv) $13.4 million in loss on extinguishment of debt; (v) $5.6 million in amortization of capitalized financing costs and original issue discounts; (vi) $4.3 million in amortization of capitalized loan origination costs and net portfolio discounts (net of premiums); (vii) $1.3 million in impairments and other write-offs; (viii) $0.8 million in unrealized loss on post-retirement benefit plan; (ix) $0.7 million in unrealized loss on derivative instruments and (x) $0.2 million loss on foreign currency exchange, offset by (a) $8.0 million in deferred taxes; (b) $2.9 million in gain from insurance settlement recognized in connection with the insurance proceeds we expected to receive related to property damage at one of our managed resorts, the Alter Ego Suit and insurance proceeds we expected to receive in connection with the Hawaii Water Intrusion Case; (c) $2.7 million in gain from bargain purchase from business combination and (d) $0.7 million in gain from disposal of assets. See "Liquidity and Capital Resources—FLRX Litigation" below for the definition of and further detail on the Alter Ego Suit.
Cash Flow From Investing Activities. During the nine months ended September 30, 2014, net cash used in investing activities was $13.6 million, consisting of $13.8 million used to purchase property and equipment, primarily associated with information technology related projects and equipment and renovation projects at certain sales centers, offset by $0.3 million in proceeds from the sale of assets in our European operations.
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
Cash Flow From Financing Activities. During the nine months ended September 30, 2014, net cash provided by financing activities was $83.4 million. Cash provided by financing activities consisted of (i) $442.8 million in proceeds of the term loan portion of the Senior Credit Facility; (ii) $206.3 million from the issuance of debt under our securitization notes and Funding Facilities; (iii) a $22.5 million decrease in cash in escrow and restricted cash; (iv) $1.1 million from the issuance of notes payable and (v) $2.3 million in proceeds from the exercise of stock options. These amounts were partially offset by cash used in financing activities consisting of (a) $404.7 million in connection with the redemption of our Senior Secured Notes; (b) $146.2 million in repayments on our securitization notes and Funding Facilities; (c) $28.5 million in repayments on notes payable; (d) $11.0 million in debt issuance costs and (e) $1.1 million in repayments on our Senior Credit Facility.
During the nine months ended September 30, 2013, net cash provided by financing activities was $63.2 million. Cash provided by financing activities consisted of (i) $265.9 million from the issuance of debt under our securitization notes and

Funding Facilities; (ii) $204.7 million from the IPO, net of related costs; (iii) $15.0 million from the issuance of debt under the 2013 Revolving Credit Facility and (iv) $3.9 million from the issuance of notes payable, consisting primarily of insurance policy premium financing notes. These amounts were partially offset by cash used in financing activities consisting of (a) $201.6 million in repayments on our securitization notes and Funding Facilities; (b) $131.8 million in repayments on notes payable; (c) $56.6 million in repayments on the Senior Secured Notes, including redemption premium; (d) a $17.7 million increase in cash in escrow and restricted cash; (e) $10.3 million for the repurchase of outstanding warrants to purchase shares of DRC common stock; (f) $6.2 million of debt issuance costs and (g) $2.0 million in payments related to the early extinguishment of notes payable.

Indebtedness

The following table presents selected information on our borrowings as of the dates presented below (dollars in thousands):

	September 30, 2014						December 31, 2013
	Principal Balance	Weighted Average Interest Rate	Maturity	Gross Amount of Mortgages and Contracts as Collateral	Borrowing / Funding Availability		Principal Balance
Senior Credit Facility	$443,888	5.5%	5/9/2021	$—	$25,000		$—
Original issue discount related to Senior Credit Facility	(2,122)			—	—		—
Senior Secured Notes	—			—	—		374,440
Original issue discount related to Senior Secured Notes	—			—	—		(6,548)
Notes payable-insurance policies (2)	2,089	3.1%	Various	—	—		3,130
Notes payable-other (2)	319	5.0%	Various	—	—		172
Total Corporate Indebtedness	444,174			—	25,000		371,194

ILXA Inventory Loan (1)(2)(3)	—			—	—		11,268
DPM Inventory Loan (1)(2)(3)	—			—	—		6,261
Tempus Inventory Loan (1)(2)(3)	—			—	—		2,308
Notes payable-other (1)(2)(3)	6	—%	11/18/2015	—	—		11
Total Non-Recourse Indebtedness other than Securitization Notes and Funding Facilities	6			—	—		19,848

Conduit Facility (1)	157,619	3.8%	4/10/2015	183,747	17,381	(4)	—
Diamond Resorts Owner Trust 2013-2 (1)	148,379	2.3%	5/20/2026	154,968	—		218,235
DRI Quorum Facility and Island One Quorum Funding Facility(1)	59,826	5.5%	Various	67,376	23,268	(4)	51,660
Diamond Resorts Owner Trust Series 2013-1 (1)	47,021	2.0%	1/20/2025	50,652	—		63,059
Diamond Resorts Tempus Owner Trust 2013 (1)	20,006	6.0%	12/20/2023	24,416	—		28,950
Diamond Resorts Owner Trust Series 2011-1 (1)	18,762	4.0%	3/20/2023	19,196	—		24,792
Original issue discount related to Diamond Resorts Owner Trust Series 2011-1	(172)			—	—		(226)
ILXA Receivables Loan (1)(3)	—			—	—		4,766
Island One Conduit Facility (1)	—			—	—		31
Total Securitization Notes and Funding Facilities	451,441			500,355	40,649		391,267
Total	$895,621			$500,355	$65,649		$782,309

(1) Non-recourse indebtedness
(2) Other notes payable
(3) Borrowings through special-purpose subsidiaries only
(4) Borrowing / funding availability is calculated as the difference between the maximum commitment amount and the outstanding principal balance; however, the actual availability is dependent on the amount of eligible loans that serve as the collateral for such borrowings.

See "Note 16—Borrowings" to our condensed consolidated financial statements included elsewhere in this report for additional information on indebtedness incurred by us.

Senior Credit Facility. On May 9, 2014, we and DRC entered into the Senior Credit Facility Agreement, which provides for a $470.0 million Senior Credit Facility, which includes a $445.0 million term loan, issued with 0.50% of original issue discount and having a term of seven years and a $25.0 million revolving line of credit having a term of five years. Borrowings under the Senior Credit Facility bear interest, at our option, at a variable rate equal to LIBOR plus 450 basis points, with a one percent LIBOR floor applicable only to the term loan portion of the Senior Credit Facility, or an alternate base rate plus 350 basis points. We used the proceeds of the term loan portion of the Senior Credit Facility, as well as approximately $5.4 million of cash on hand, to fund the approximately $418.9 million redemption amount for the outstanding Senior Secured Notes, which included $374.4 million in aggregate principal amount of Senior Secured Notes, $30.2 million representing the applicable redemption premium and $14.2 million of accrued and unpaid interest up to (but excluding) the June 9, 2014 redemption date, and to repay all outstanding indebtedness, together with accrued interest and fees, under the ILXA Inventory Loan, the Tempus Inventory Loan and the DPM Inventory Loan. In conjunction with our entry into the Senior Credit Facility, we also terminated the 2013 Revolving Credit Facility, under which no borrowings were then outstanding.
Other significant terms of the Senior Credit Facility include: (i) one percent minimum annual amortization due in quarterly payments of $1.1 million; (ii) an excess cash flow sweep (as defined in the Senior Credit Facility Agreement) beginning in the second quarter of 2015 (for 2015, relating only to the cash generated for the period from July 1, 2014 through December 31, 2014 and, thereafter, based on annual results) of a maximum of 50%, stepping down to a 25% excess cash flow sweep when the secured leverage ratio (which represents the ratio of (1) secured total debt to (2) Adjusted EBITDA for the most recent four fiscal quarters for which financial statements are available) is greater than 1:1, but equal to or less than 1.5:1, and no excess cash flow sweep if the secured leverage ratio is less than or equal to 1:1; (iii) a soft call provision of 1.01 for the first 12 months of the Senior Credit Facility; (iv) no ongoing maintenance financial covenants for the term loan, and a financial covenant calculation required on the revolving line of credit if outstanding loans under the revolving line of credit exceed 25% of the commitment amount at the end of any quarter; (v) a non-committed incremental $150.0 million facility available for borrowing, plus additional amounts greater than $150.0 million, subject in the case of such additional amount only to our meeting a required secured leverage ratio and (vi) our ability to make restricted payments, including the payment of dividends or share repurchases, up to an aggregate of $25.0 million over the term of the loan (less certain investment and debt amounts specified under the Senior Credit Facility Agreement), plus the portion of cash flow that is not used to amortize debt pursuant to the excess cash flow provision described above, subject to, among other things, our meeting a required total leverage ratio (which represents the ratio of (a) total debt to (b) Adjusted EBITDA for the most recent four fiscal quarters for which financial statements are available).
The Senior Credit Facility Agreement contains customary negative covenants, including covenants that limit our ability to: (i) incur additional indebtedness; (ii) create liens; (iii) enter into certain sale and lease-back transactions; (iv) make certain investments; (v) merge or consolidate or sell or otherwise dispose of all or substantially all of the assets of DRII, DRC and their restricted subsidiaries; (vi) engage in transactions with affiliates and (vii) pay dividends or make other equity distributions and purchase or redeem capital stock, subject to specified exceptions, including as described above. The restrictions on our incurrence of indebtedness and our ability to pay dividends are based upon our compliance with the then-applicable secured leverage ratio and total leverage ratio. The Senior Credit Facility Agreement also contains customary default provisions. The borrowings under the Senior Credit Facility are secured on a senior basis by substantially all of our assets.
As indicated above, covenants in the Senior Credit Facility Agreement requiring us to prepay outstanding amounts under the term loan using a portion of our excess cash flow, and covenants limiting our ability to incur indebtedness, to make certain investments and to pay dividends or make other equity distributions and purchase or redeem capital stock and the financial covenant compliance that is triggered by having more than 25% of the revolving credit commitment outstanding at the end of any quarter, are determined by reference to Adjusted EBITDA for us and our restricted subsidiaries. Covenants included in the Notes Indenture that governed the Senior Secured Notes were similarly determined by reference to Adjusted EBITDA for us and our restricted subsidiaries. As of September 30, 2014, all of our subsidiaries were designated as restricted subsidiaries, as defined in the Senior Credit Facility Agreement.
Adjusted EBITDA for us and our restricted subsidiaries is derived from our Adjusted EBITDA, which we calculate in accordance with the Senior Credit Facility Agreement as our net income (loss), plus: (i) corporate interest expense; (ii) provision (benefit) for income taxes; (iii) depreciation and amortization; (iv) Vacation Interest cost of sales; (v) loss on extinguishment of debt; (vi) impairments and other non-cash write-offs; (vii) loss on the disposal of assets; (viii) amortization of loan origination costs; (ix) amortization of net portfolio premiums and (x) stock-based compensation expense; less (a) gain on the disposal of assets; (b) gain on bargain purchase from business combination and (c) amortization of net portfolio discounts. Adjusted EBITDA is a non-United States generally accepted accounting principles ("U.S. GAAP") financial measure and should not be considered in isolation, or as an alternative to net cash provided by (used in) operating activities or any other measure of liquidity, or as an alternative to net income (loss), operating income (loss) or any other measure of financial performance, in any such case calculated and presented in accordance with U.S. GAAP. Provided below is additional information regarding the calculation of Adjusted EBITDA for purposes of the Senior Credit Facility Agreement.
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
Vacation Interest cost of sales is excluded from our Adjusted EBITDA calculation because the method by which we are required to record Vacation Interest cost of sales pursuant to ASC 978, “Real Estate-Time-Sharing Activities" ("ASC 978") (a method designed for companies that, unlike us, engage in significant timeshare development activity) includes various projections and estimates, which are subject to significant uncertainty. Because of the cumulative “true-up” adjustment required by this method, as discussed below, this method can cause major swings in our reported operating income.
Pursuant to ASC 978, if we review our projections and determine that our estimated Vacation Interest cost of sales was higher (or lower) than our actual Vacation Interest cost of sales for the prior life of the project (which, for us, goes back to our acquisition of Sunterra Corporation in 2007), we apply the higher (or lower) Vacation Interest cost of sales retroactively. In such a case, our Vacation Interest cost of sales for the current period will be increased (or reduced) by the entire aggregate amount by which we underestimated (or overestimated) Vacation Interest cost of sales over such period (reflecting a cumulative adjustment extending back to the beginning of the current period). For additional information regarding how we record Vacation Interest cost of sales, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Use of Estimates—Vacation Interest Cost of Sales” set forth in the 2013 Form 10-K.
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
The following tables present Adjusted EBITDA, as calculated in accordance with, and for purposes of covenants contained in, the Senior Credit Facility Agreement, reconciled to each of (1) our net cash provided by operating activities and (2) our net income (loss). The tables below present this reconciliation on an actual basis for the three and nine months ended

September 30, 2014 and 2013 and for the 12 months ended September 30, 2014 ("LTM"). LTM is calculated by adding the applicable financial data for the nine months ended September 30, 2014 to the corresponding amount for the year ended December 31, 2013, and then subtracting the corresponding amount for the nine months ended September 30, 2013. LTM Adjusted EBITDA is presented because, as discussed above, certain covenants in the Senior Credit Facility Agreement are based upon Adjusted EBITDA for us and our restricted subsidiaries for the four most recently ended fiscal quarters.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013	LTM
	(In thousands)
Net cash provided by (used in) operating activities	$23,549	$(4,879)	$76,454	$2,325	$76,822
Provision (benefit) for income taxes	20,156	(7,626)	32,860	(6,777)	45,414
Provision for uncollectible Vacation Interest sales revenue(a)	(15,847)	(13,851)	(40,123)	(29,731)	(55,062)
Amortization of capitalized financing costs and original issue discounts(a)	(1,125)	(1,804)	(4,079)	(5,607)	(5,551)
Non-cash expense related to Alter Ego Suit(a)	—	—	—	—	(5,508)
Deferred income taxes(b)	(19,679)	8,040	(30,461)	8,040	(41,765)
(Loss) gain on foreign currency(c)	(14)	3	(98)	(215)	(128)
Gain on mortgage purchase(a)	136	33	519	71	559
Unrealized gain (loss) on derivative instruments(d)	15	(657)	(181)	(657)	476
Unrealized loss on post-retirement benefit plan(e)	(43)	(774)	(128)	(774)	(241)
Cash to be received (cash received) on insurance settlements(f)	—	—	—	2,876	(2,876)
Corporate interest expense(g)	7,429	16,658	34,502	58,110	48,607
Change in operating assets and liabilities excluding acquisitions(h)	53,591	46,655	125,965	91,552	178,740
Vacation Interest cost of sales(i)	16,476	18,605	44,840	45,451	56,084
Adjusted EBITDA - Consolidated	$84,644	$60,403	$240,070	$164,664	$295,571

(a)	Represents non-cash charge or gain.

(b)
Represents the deferred income tax liability as a result of the provision for income taxes recorded for each period. In addition, each of the three months ended September 30, 2013, the nine months ended September 30, 2013 and LTM includes the difference between the treatment for financial reporting purposes as compared to income tax return purposes, primarily related to the Island One Acquisition and the PMR Service Companies Acquisition, each completed on July 24, 2013.

(c)
Represents net realized (loss) gain on foreign exchange transactions settled at (unfavorable) favorable exchange rates and unrealized net (loss) gain resulting from the (devaluation) appreciation of foreign currency-denominated assets and liabilities.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013	LTM
	(In thousands)
Net income (loss)	$26,304	$(26,327)	$37,583	$(6,098)	$41,156
Plus: Corporate interest expense(a)	7,429	16,658	34,502	58,110	48,607
Provision (benefit) for income taxes	20,156	(7,626)	32,860	(6,777)	45,414
Depreciation and amortization(b)	8,271	7,583	24,601	19,912	32,874
Vacation Interest cost of sales(c)	16,476	18,605	44,840	45,451	56,084
Loss on extinguishment of debt(d)	—	13,383	46,807	13,383	49,028
Impairments and other non-cash write-offs(b)	11	1,200	53	1,279	361
Loss (gain) on disposal of assets(b)	224	(585)	71	(673)	(238)
Gain on bargain purchase from business combinations(e)	—	(2,756)	—	(2,726)	(153)
Amortization of loan origination costs(b)	2,380	1,408	6,591	3,876	8,134
Amortization of net portfolio premium (discounts)(b)	57	365	(36)	432	68
Stock-based compensation(f)	3,336	38,495	12,198	38,495	14,236
Adjusted EBITDA - Consolidated	$84,644	$60,403	$240,070	$164,664	$295,571

(a)	Corporate interest expense does not include interest expense related to non-recourse indebtedness incurred by our special-purpose vehicles that is secured by our VOI consumer loans.

(b)	These items represent non-cash charges/gains.

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

(d)
For the nine months ended September 30, 2014, represents (i) $30.2 million of redemption premium paid on June 9, 2014 in connection with the redemption of the outstanding Senior Secured Notes using proceeds from the term loan portion of the Senior Credit Facility and (ii) $16.6 million of unamortized debt issuance costs and debt discount written off upon the extinguishment of the Senior Secured Notes, the 2013 Revolving Credit Facility, ILXA Inventory Loan and the Tempus Inventory Loan. For the three and nine months ended September 30, 2013, represents (1) $6.1 million of redemption premium paid on August 23, 2013 in connection with the Tender Offer and $2.4 million of the unamortized debt discount and debt issuance cost associated with the Senior Secured Notes (2) $4.9 million of the unamortized debt issuance cost on both the Tempus Acquisition Loan and the PMR Acquisition Loan written off and the additional exit fees paid upon the extinguishment of the Tempus Acquisition Loan and the PMR Acquisition Loan on July 24, 2013 using the proceeds from the IPO.

(e)
For the three and nine months ended September 30, 2013, represents an adjustment to the amount by which the fair value of the assets acquired net of the liabilities assumed in the PMR Service Companies Acquisition (completed in July 2013) exceeded the purchase price.

(f)	Represents the non-cash charge related to stock-based compensation expense due to stock options issued in connection with, and since, the consummation of the IPO.
Senior Secured Notes. The Senior Secured Notes carried an interest rate of 12.0% and were scheduled to mature in August 2018. On August 23, 2013, DRC completed the Tender Offer with respect to the Senior Secured Notes as required by the Notes Indenture in the event of the IPO. Holders that validly tendered their Notes received $1,120 per $1,000 principal amount of Notes, plus accrued and unpaid interest to (but excluding) the date of purchase. On June 9, 2014, DRC redeemed all of the remaining outstanding principal amount under the Senior Secured Notes at a redemption price equal to 108.077% of the face value of the Senior Secured Notes being redeemed (or $1,080.77 per $1,000 in principal amount of the Senior Secured Notes). The total redemption amount paid was $418.9 million, which included $374.4 million of principal balance, $30.2 million of redemption premium and $14.2 million of accrued and unpaid interest up to (but excluding) June 9, 2014, and was paid using a portion of the proceeds from the term loan portion of the Senior Credit Facility.

Conduit Facility. On April 11, 2013, we entered into an amended and restated Conduit Facility agreement that extended the maturity date of the facility to April 10, 2015. That amended and restated Conduit Facility provides for a 24-month facility that is annually renewable for 364-day periods at the election of the lenders, bears interest at either LIBOR or the commercial paper rate (each having a floor of 0.50%) plus 3.25% and has a non-use fee of 0.75%. The overall advance rate on loans receivable in the portfolio is limited to 85% of the aggregate face value of the eligible loans. The maximum borrowing capacity was $125.0 million on April 11, 2013 and was subsequently increased to $175.0 million on September 26, 2014, when we entered into an amendment to the amended and restated Conduit Facility agreement.
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
On September 30, 2014, as required by the Conduit Facility, we entered into an interest rate swap agreement with a notional amount of $55.0 million (the "September 2014 Swap") that is scheduled to mature on September 20, 2024, to manage our exposure to fluctuations in interest rates. We pay interest at a fixed rate of 2.67% based on a floating notional amount according to a pre-determined amortization schedule and receive interest based on one-month floating LIBOR.
On October 20, 2014, the March 2014 Swap, the April 2014 Swap, the June 2014 Swap and the September 2014 Swap were terminated. Also on October 20, 2014, as required by the Conduit Facility, we entered into a new interest rate swap agreement with a notional amount of $112.5 million (the "October 2014 Swap") that is scheduled to mature on October 20, 2024, to manage our exposure to fluctuation interest rates. We pay interest at a fixed rate of 2.45% based on a floating notional amount according to a pre-determined amortization schedule and receive interest based on one-month floating LIBOR.
See "Note 3—Concentrations of Risk" to our condensed consolidated financial statements included elsewhere in this report for further detail on these swap agreements.
The Conduit Facility is subject to covenants, including as to the maintenance of specific financial ratios. The financial ratio covenants consist of a minimum consolidated interest coverage ratio of at least 1.5 to 1.0 as of the measurement date and a maximum consolidated leverage ratio not to exceed 5.0 to 1.0 on each measurement date. The consolidated interest coverage ratio is calculated by dividing Consolidated EBITDA (as defined in the credit agreement) by Consolidated Interest Expense (as defined in the credit agreement); both are measured on a trailing 12-month basis preceding the measurement date. As of September 30, 2014, our interest coverage ratio was 6.24x. The consolidated leverage ratio is calculated by dividing Total Funded Debt (as defined in the credit agreement) minus unrestricted cash and cash equivalents as of the measurement date by Consolidated EBITDA as measured on a trailing 12-month basis preceding the measurement date. As of September 30, 2014, our consolidated leverage ratio was 0.93x. Covenants in the Conduit Facility also include a minimum liquidity requirement. The total liquidity covenant stipulates that our aggregate unrestricted cash and cash equivalents as of the measurement date must exceed $10.0 million through the Commitment Expiration Date (as defined in the credit agreement). As of September 30, 2014, our unrestricted cash and cash equivalents under the non-special-purpose subsidiaries was $181.9 million, which was $171.9 million higher than the minimum requirement, and we were in compliance with all of the covenants described above.
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
On October 21, 2013, we redeemed all of the DROT 2009 Class A notes and Class B notes at aggregate redemption prices of $24.4 million and $1.8 million, respectively, using the proceeds from borrowings under the Conduit Facility. These notes were originally issued on October 15, 2009 with an initial face value of $169.2 million.
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
Tempus Acquisition Loan and Tempus Resorts Acquisition Financing. On July 1, 2011, we completed the Tempus Resorts Acquisition through Mystic Dunes, LLC, a wholly-owned subsidiary of Tempus Acquisition, LLC. In order to fund the Tempus Resorts Acquisition, Tempus Acquisition, LLC entered into a Loan and Security Agreement with Guggenheim Corporate Funding, LLC, as the administrative agent for the lenders, which included affiliates of, or funds or accounts managed or advised by, Guggenheim Partners Investment Management, LLC, which is an affiliate of DRP Holdco, LLC (the "Guggenheim Investor"), and Silver Rock Financial LLC, another investor in our company (the “Tempus Acquisition Loan”). The Tempus Acquisition Loan was collateralized by all assets of Tempus Acquisition, LLC. The Tempus Acquisition Loan was initially in an aggregate principal amount of $41.1 million (which included a $5.5 million revolving loan) but was subsequently amended during the year ended December 31, 2012 to allow for additional borrowings. The Tempus Acquisition Loan bore interest at a rate of 18.0% and was scheduled to mature on June 30, 2015.
On July 1, 2011, an aggregate of $7.5 million of the Tempus Acquisition Loan was used by Tempus Acquisition, LLC to purchase a 10% participating interest in the Tempus Receivables Loan (defined below), and the remaining proceeds were loaned to Mystic Dunes, LLC pursuant to a Loan and Security Agreement having payment terms identical to the Tempus Acquisition Loan (the “Mystic Dunes Loan"). The Mystic Dunes Loan was collateralized by all assets of Mystic Dunes, LLC.
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

On May 9, 2014, we repaid all outstanding indebtedness under the DPM Inventory Loan in the principal amount of $7.3 million, along with $0.1 million in accrued interest and other fees, using a portion of the proceeds from the term loan portion of the Senior Credit Facility. There was no principal balance outstanding under the DPM Inventory Loan as of September 30, 2014; however, we have the option of borrowing additional amounts under the DPM Inventory Loan.
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
Island One Borrowings. In connection with the Island One Acquisition completed on July 24, 2013, we assumed the loan sale agreement entered into by a subsidiary of Island One, Inc. on January 31, 2012 with Quorum that provides for an aggregate minimum $15.0 million loan sale facility (the "Island One Quorum Funding Facility"). Under the Island One Quorum Funding Facility, eligible consumer loans and in-transit loans are sold to Quorum on a non-recourse, permanent basis, provided that the underlying consumer obligor is, or becomes, a Quorum credit union member. The Island One Quorum Funding Facility provides for a purchase period of three years at a variable program fee of the published Wall Street Journal prime rate plus 6.0%, with a floor of 8.0%. The loan purchase commitment is conditional upon certain portfolio delinquency and default performance measurements. As of September 30, 2014, the weighted average purchase price payment of the Quorum Facility and the Island One Quorum Funding Facility was 86.8% of the obligor loan amount, and the weighted average program purchase fee was 5.5% of the obligor loan amount.
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
Our indebtedness under the DROT 2011 Notes, the DROT 2013-1 Notes, the DROT 2013-2 Notes, the Conduit Facility, the Quorum Facility, the Tempus 2013 Notes, the Island One Quorum Funding Facility and the Island One Conduit Facility is non-recourse. Our securitizations represent debt that is securitized through bankruptcy-remote special-purpose entities, the creditors of which have no recourse to DRII or DRC for principal or interest. The funds received from the obligors of our consumer loans are directly used to pay the principal and interest due on the securitization notes.
Notes Payable. We finance premiums on certain insurance policies under two unsecured notes, both of which are scheduled to mature in January 2015 and carry an interest rate of 3.1% per annum. In addition, we purchased certain software licenses during the three months ended June 30, 2014, with annual interest-free payments due for the next three years, and this obligation was recorded at fair value using a discount rate of 5.0%.
Future Capital Requirements. Over the next 12 months, we expect that our cash flows from operations and the borrowings under the Funding Facilities and the Senior Credit Facility will be available to cover the interest payments due under our indebtedness and fund our operating expenses and other obligations, including any purchases of common stock under our share repurchase program. See "Liquidity and Capital Resources—Overview" for further detail on the share repurchase program.
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
On November 15, 2013, the parties to the Alter Ego Suit executed a settlement agreement which provided for (i) the dismissal of the Alter Ego Suit, with prejudice; (ii) the payment of $5.0 million in cash to the plaintiffs; (iii) the transfer of shares of a subsidiary of DRC whose only assets at the time of transfer were majority interests in two undeveloped real estate parcels in Mexico with a carrying value of $5.3 million and an appraised value of $6.7 million for those majority interests and (iv) the release of DRC and all of its affiliates (other than FLRX) from any liability in connection with the FLRX Judgment or matters relating to that judgment. Such actions were completed in December 2013 and January 2014. As a result of the settlement, we recorded a pre-tax charge to earnings of $10.5 million during the fourth quarter of 2013. The Alter Ego case was dismissed by the United States District Court for the Western District of Washington on June 24, 2014.
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
Off-Balance Sheet Arrangements. As of September 30, 2014, we did not have any off-balance sheet arrangements (as defined in Item 303(a)(4) of Regulation S-K).
Contractual Obligations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations
—Contractual Obligations" in our Form 10-Q for the quarter ended June 30, 2014 for a summary of our contractual obligations as of June 30, 2014. As of September, 2014, there were no material changes outside the ordinary course of our business in contractual obligations since June 30, 2014.

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
Critical accounting policies are those policies that, in management's view, are most important in the portrayal of our financial condition and results of operations. The methods, estimates and judgments that we use in applying our accounting policies have a significant impact on the results that we report in our financial statements. These critical accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. For further detail of those Critical Accounting Policies and Use of Estimates that require significant judgment, see "Item 7—Management's Discussion and Analysis of Financial Condition—Critical Accounting Policies and Use of Estimates" set forth in the 2013 Form 10-K.

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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes most of the current revenue recognition requirements. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. New disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. This guidance is effective for us for our interim period ending March 31, 2017. Early application is not permitted. Entities must adopt the new guidance using one of two retrospective application methods. We are currently evaluating the standard to determine the impact of its adoption on our financial statements.
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
Interest Rate Risk. We are exposed to interest rate risk through our variable rate indebtedness, including the Conduit Facility and the Senior Credit Facility. We have attempted to manage our interest rate risk through the use of derivative financial instruments. For example, we are required to hedge 90% of the outstanding note balance under the Conduit Facility. We do not hold or issue financial instruments for trading purposes and do not enter into derivative transactions that would be considered speculative positions. To manage exposure to counterparty credit risk in interest rate swap and cap agreements, we enter into agreements with highly rated institutions that can be expected to fully perform under the terms of such agreements. At September 30, 2014, our derivative financial instruments consisted of four interest rate swap agreements, which did not qualify for hedge accounting. Interest differentials resulting from these agreements are recorded on an accrual basis as an adjustment to interest expense. We may enter into agreements for derivative financial instruments covering all or a portion of the term loan portion of the Senior Credit Facility; however, we have not entered into any such agreements and there can be no assurances that we will enter into such agreements.
To the extent we assume variable rate indebtedness in the future, any increase in interest rates beyond amounts covered under any corresponding derivative financial instruments, particularly if sustained, could have an adverse effect on our results of operations, cash flows and financial position. We cannot assure that any hedging transactions we enter into will adequately mitigate the adverse effects of interest rate increases or that counterparties in those transactions will honor their obligations.
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
As of September 30, 2014, 67.2% of our borrowings, or $601.5 million, bore interest at variable rates; however, all of our variable-rate borrowings require a minimal interest rate floor when LIBOR is below certain levels. Assuming the level of variable-rate borrowings outstanding at September 30, 2014, and assuming a one percentage point increase in the 2014 average interest rate payable on these borrowings, it was estimated that for the first nine months of 2014 our interest expense would have increased and net income would have decreased by approximately $0.8 million.
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
Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and within the time frames specified in the SEC's rules and forms and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
St. Maarten Litigation
In December 2004 and January 2005, two separate cases were filed in the Joint Court of Justice of the Netherlands Antilles against AKGI St. Maarten NV or AKGI, one of our subsidiaries, challenging AKGI's title to seven whole ownership units at the Royal Palm Resort, and alleging the breach of certain agreements that existed prior to AKGI's acquisition of the resort. AKGI purchased the resort at auction in 1995. Each claimant alleges that, between 1989 and 1991, he purchased certain units from the prior owner of Royal Palm Resort, and that he holds in perpetuity, legal title to, or a leasehold interest in, these respective units and is entitled to a refund of the purchase price and an annual 12% return on the purchase price (which totaled $1.2 million in one case and $1.3 million in the other case). Due to the nature of the AKGI purchase and the underlying St. Maarten laws, we believe that the obligations to the claimants would only be enforceable if the agreement between the claimant and AKGI's predecessor was either a timeshare agreement or a lease agreement. AKGI has answered that the claimants' agreements were, in fact, investment contracts, and are therefore not enforceable under St. Maarten law. In February 2011, the case that was pending in the highest and final court of appeal was dismissed as to all claims, with our having no obligations, financial or otherwise, to claimant. The other case that was pending in the intermediate court of appeal was decided in favor of AKGI on September 29, 2014. Claimant has three months to appeal that decision. A lien has been placed on AKGI's interest in the Royal Palm Resort while the remaining action is pending.

See "Part I. Item 3—Legal Proceedings" in the 2013 Form 10-K and "Part II. Item 1 - Legal Proceedings" in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 for further detail on our legal proceedings.

ITEM 1A.    RISK FACTORS

There have been no material changes from the risk factors previously disclosed under “Item 1A—Risk Factors” in the 2013 Form 10-K.

ITEM 5.     OTHER INFORMATION
On September 26, 2014, we and various of our direct and indirect wholly-owned subsidiaries entered into Omnibus Amendment No. 2 (the “Conduit Facility Amendment”) to the documents governing the Conduit Facility. The Conduit Facility Amendment increased the maximum facility balance under the Conduit Facility from $125,000,000 to $175,000,000.
Credit Suisse AG, New York Branch, serves as administrative agent for the Conduit Facility, and Wells Fargo Bank, National Association serves as indenture trustee, custodian and back-up servicer.
The description of the Conduit Facility Amendment set forth above in this Item 5 does not purport to be complete, and is qualified in its entirety by reference to the full text of Omnibus Amendment No. 2, dated as of September 26, 2014, by and among Diamond Resorts Issuer 2008 LLC, as Issuer; our company, Diamond Resorts Corporation and Diamond Resorts Holdings, LLC, as Performance Guarantors; Diamond Resorts Depositor 2008 LLC, as Depositor; Diamond Resorts Financial Services, Inc., as Servicer; Wells Fargo Bank, National Association, as Indenture Trustee, Custodian and Back-Up Servicer; Credit Suisse AG, New York Branch, as Administrative Agent and a Funding Agent; GIFS Capital Company, LLC, as Conduit; and Diamond Resorts Finance Holding Company, as Seller, which is attached as Exhibit 10.3 to this Form 10-Q and is incorporated herein by reference.

ITEM 6.     EXHIBITS

Exhibit	Description
10.1
First Amendment to Stockholders’ Agreement, dated as of August 11, 2014, among Diamond Resorts International, Inc. and the individuals and other entities party thereto (incorporated by reference to Exhibit 10.1 to Diamond Resorts International, Inc.'s Current Report on Form 8-K filed on August 13, 2014)

10.2
Third Extension Agreement, dated August 20, 2014, among Diamond Resorts Centralized Services Company and Praesumo Partners, LLC (incorporated by reference to Exhibit 10.1 to Diamond Resorts International, Inc.'s Current Report on Form 8-K filed on August 22, 2014)

10.3
Omnibus Amendment No. 2, dated as of September 26, 2014, by and among Diamond Resorts Issuer 2008 LLC, as Issuer; Diamond Resorts Corporation, Diamond Resorts Holdings, LLC and Diamond Resorts International, Inc., as Performance Guarantors; Diamond Resorts Depositor 2008 LLC, as Depositor; Diamond Resorts Financial Services, Inc., as Servicer; Wells Fargo Bank, National Association, as Indenture Trustee, Custodian and Back-Up Servicer; Credit Suisse AG, New York Branch, as Administrative Agent and a Funding Agent; GIFS Capital Company, LLC, as Conduit; and Diamond Resorts Finance Holding Company, as Seller

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
101
The following materials from Diamond Resorts International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss); (iii) the Condensed Consolidated Statement of Stockholder's Equity; (iv) the Condensed Consolidated Statements of Cash Flows and (v) Notes to the Condensed Consolidated Financial Statements, furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAMOND RESORTS INTERNATIONAL, INC.

Date:	November 4, 2014	By:	/s/ DAVID F. PALMER
David F. Palmer
President and Chief Executive Officer (Principal Executive Officer)

Date	November 4, 2014	By:	/s/ C. ALAN BENTLEY
C. Alan Bentley
Executive Vice President and Chief Financial Officer (Principal Financial Officer)