Form 10-K
period 2014-12-31
Diamond Resorts International, Inc.
filed 2015-02-26
CIK 1566897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-K
______________________________________
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Securities registered pursuant to Section 12(g) of the Act: None
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☒ NO ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES ☒ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES ☒ NO
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter) was $746,768,786 based on the last reported sale price on the New York Stock Exchange on June 30, 2014.
As of February 20, 2015, there were 75,734,588 outstanding shares of the common stock, par value $0.01 per share, of the registrant.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, in connection with the registrant's 2015 Annual Meeting of Stockholders, are incorporated by reference into Part III of this report.

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements, which are covered by the "Safe Harbor for Forward-Looking Statements" provided by the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historical or current facts. We have tried to identify forward-looking statements in this report by using words such as “anticipates,” “estimates,” “expects,” “intends,” “plans” and “believes,” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could.” These forward-looking statements include, among others, statements relating to our future financial performance, our business prospects and strategy, anticipated financial position, liquidity and capital needs and other similar matters. These forward-looking statements are based on management's current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.
Our actual results may differ materially from those expressed in, or implied by, the forward-looking statements included in this report as a result of various factors, including, among others:

•	adverse trends or disruptions in economic conditions generally or in the vacation ownership, vacation rental and travel industries;

•	adverse changes to, or interruptions in, relationships with our affiliates and other third parties, including termination of our hospitality management contracts;

•	our ability to maintain an optimal inventory of VOIs for sale overall, as well as in specific Diamond Collections;

•	our ability to sell, securitize or borrow against our consumer loans;

•	decreased demand from prospective purchasers of VOIs;

•	adverse events, including weather-related and other natural disasters and crises, or trends in vacation destinations and regions where the resorts in our network are located;

•	changes in our senior management;

•	our ability to comply with regulations applicable to the vacation ownership industry;

•	the effects of our indebtedness and our compliance with the terms thereof;

•	changes in the interest rate environment and their effects on our outstanding indebtedness;

•	our ability to successfully implement our growth strategy;

•	our ability to compete effectively; and

•	other risks and uncertainties discussed in "Item 1A. Risk Factors" and elsewhere in this annual report.
Accordingly, you should read this report completely and with the understanding that our actual future results may be materially different from what we expect.
Forward-looking statements speak only as of the date of this report. Except as expressly required under federal securities laws and the rules and regulations of the Securities and Exchange Commission (the "SEC"), we do not have any obligation, and do not undertake, to update any forward-looking statements to reflect events or circumstances arising after the date of this report, whether as a result of new information or future events or otherwise. You should not place undue reliance on the forward-looking statements included in this report or that may be made elsewhere from time to time by us, or on our behalf. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

Except where the context otherwise requires or where otherwise indicated, references in this annual report on Form 10-K to "the Company," "we," "us" and "our" refer to Diamond Resorts Parent, LLC ("DRP") prior to the consummation of the Reorganization Transactions on July 24, 2013, and Diamond Resorts International, Inc. ("DRII"), as the successor to DRP, following the consummation of the Reorganization Transactions, in each case together with its subsidiaries. See "Item 1. Business—Company History" for further discussion regarding the Reorganization Transactions.

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
TRADEMARKS
Diamond Resorts International®, Diamond Resorts®, THE Club®, The Meaning of Yes®, We Love to Say YesTM, Vacations for Life®, Affordable Luxury. Priceless MemoriesTM, Events of a LifetimeTM, Stay Vacationed™ and our other registered or common law trademarks, service marks or trade names appearing in this report are our property. This report also refers to brand names, trademarks or service marks of other companies. All brand trademarks, service marks or trade names cited in this report are the property of their respective holders.

ITEM 1.     BUSINESS

Company Overview

We are a global leader in the hospitality and vacation ownership industry, with a worldwide network of 333 vacation destinations located in 34 countries throughout the continental United States ("U.S."), Hawaii, Canada, Mexico, the Caribbean, Central America, South America, Europe, Asia, Australia, New Zealand and Africa. Our resort network includes 93 resort properties with approximately 11,000 units that we manage and 236 affiliated resorts and hotels and four cruise itineraries, which we do not manage and do not carry our brand, but are a part of our network and, through the Clubs (defined below), are available for our members to use as vacation destinations. We offer Vacations for Life®--a simple way to acquire a lifetime of vacations at top destinations worldwide.
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
A core tenet of our management philosophy is delivering consistent quality and personalized services to each of our members, and we strive to infuse hospitality and service excellence into every aspect of our business and each member's vacation experience. This philosophy is embodied in We Love to Say YesTM, a set of Diamond values designed to provide each of our members and guests with a consistent, “high touch” hospitality experience through our commitment to be flexible and open in responding to the desires of our members and guests. Our service-oriented culture is highly effective in building a strong brand name and fostering long-term relationships with our members, resulting in additional sales to our existing member base.
Our business consists of two segments: (i) hospitality and management services and (ii) Vacation Interest Sales and Financing.
Hospitality and Management Services. We are fundamentally a hospitality company that manages a worldwide network of resort properties and provides services to a broad member base. We manage 93 resort properties, as well as eight multi-resort trusts (the "Diamond Collections"), each of which holds ownership interests in a group of resort properties (including our managed resorts). Substantially all of our management contracts automatically renew, and the management fees we receive are based on a cost-plus structure. As the manager, we operate the front desks, provide housekeeping, conduct maintenance and manage human resources services. We also operate, directly or by managing outsourced providers of, amenities such as golf courses, food and beverage venues and retail shops, an online reservation system, customer contact centers, rental, billing and collection, accounting and treasury functions, communications and information technology services. In addition to resort services, key components of our business are the Clubs, which enable our members to use their points to stay at resorts in our network. The Clubs offer our members a wide range of other benefits, such as the opportunity to purchase various products and services, including private luxury property rentals, high-profile sporting events, guided excursions, consumer electronics and home appliances at discounted prices, for which we earn commissions. Our Clubs include THE Club, which is the primary Club sold, and provides members with full membership access to all resorts in our network and offers the full range of member services, as well as other Clubs that enable their members to use their points to stay at specified resorts in our network and provide their members with a more limited offering of benefits. We refer to THE Club and other Club offerings as "the Clubs." Fees paid by our members cover the operating costs of our managed resorts (including the absorption of a substantial portion of our overhead related to the provision of our management services), our management fees, maintenance fees for VOIs at resorts that we do not manage that are held by the Diamond Collections, and, in the case of members of the Clubs, membership dues. As part of our hospitality and management services, we typically enter into agreements with our managed resorts and the Diamond Collections under which we reacquire VOIs from members who fail to pay their annual maintenance fees or other assessments, serving as the principal source of our VOI inventory that we sell.
Vacation Interest Sales and Financing. We sell VOIs principally through presentations, which we refer to as “tours,” at our 53 sales centers, substantially all of which are located at our managed resorts. We generate sales prospects by utilizing a variety of marketing programs, including presentations at our managed resorts targeted at existing members and current guests who stay on a per-night or per-week basis, overnight mini-vacation packages, targeted mailings, member referrals, telemarketing, gift certificates and various destination-specific marketing efforts. As part of our sales efforts, and to generate interest income and other fees, we also provide loans to qualified VOI purchasers.
The charts below show the total revenue and net income for each segment of our business for the year ended December 31, 2014 (with the percentages representing the relative contributions of these two segments):

The Vacation Ownership Industry
The vacation ownership industry enables individuals and families to purchase VOIs, which facilitates shared ownership and use of fully-furnished vacation accommodations at a particular resort or network of resorts. VOI ownership distinguishes itself from other vacation options by integrating aspects of traditional property ownership and the flexibility afforded by pay-per-day resorts or hotels. As compared to pay-per-day resort or hotel rooms, VOI ownership typically offers consumers more space and home-like features, such as a full kitchen, living and dining areas and one or more bedrooms. Further, room rates and availability at pay-per-day resorts and hotels are subject to periodic change, while much of the cost of a VOI is generally fixed at the time of purchase. Relative to traditional vacation property ownership, VOI ownership affords consumers greater convenience and variety of vacation experiences and requires significantly less up-front capital, while still offering common area amenities such as swimming pools, playgrounds, restaurants and gift shops. Consequently, for many vacationers, VOI ownership is an attractive alternative to traditional vacation property ownership and pay-per-day resorts and hotels.
Typically, a vacation ownership resort is overseen by an organization generally referred to as a homeowners association ("HOA"), which is administered by a board of directors, generally elected by the owners of VOIs at the resort. The HOA is responsible for ensuring that the resort is financially sound and adequately maintained and operated. To fund the ongoing operating costs of the resort, each VOI holder is required to pay its pro rata share of the expenses to operate and maintain the resort, including any management fees payable to a company to manage and oversee the day-to-day operation of the resort. If a VOI owner fails to pay its maintenance fee, that owner will be in default, which may ultimately result in a forfeiture of that owner's VOI to the HOA and a consequent ratable increase in the expense-sharing obligations of the non-defaulted VOI owners.
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
As the vacation ownership industry evolved, some in the industry recognized the potential benefits of a more integrated approach, where the developer's resort management operations complemented its sales and marketing efforts. In addition, the types of product offerings have also expanded over time, moving from fixed-or floating-week intervals at individual resorts, which provide the right to use the same property each year, or in alternate years, to points-based memberships in multi-resort vacation networks. These multi-resort vacation networks are designed to offer more flexible vacation opportunities. In addition to these resort networks, developers of all sizes may also affiliate with vacation ownership exchange companies in order to give customers the ability to exchange their rights to use the developer's resorts for the right to access a broader network of resorts. According to the AIF, a trade association representing the vacation ownership and resort development industries, the percentage of resort networks offering points-based products has been rising in recent years and, due to the flexibility of these types of products, the AIF believes that this trend will continue in the near future as companies that have traditionally offered only weekly intervals expand their product offerings. Entry into this market, particularly by single site developers, is expensive and complex due to the need for the necessary support systems such as the technology requirements, legal know-how and strong business and inventory controls to provide such services.
Growth in the vacation ownership industry has been achieved through expansion of existing resort companies as well as the entry of well-known lodging and entertainment companies, including Disney, Four Seasons, Hilton, Hyatt, Marriott, Starwood and Wyndham, which have developed larger purpose-built resorts and added vacation ownership developments to their existing pay-per-day resorts and hotels. The industry's growth can also be attributed to increased market acceptance of vacation ownership resorts, enhanced consumer protection laws and the evolution from a product offering a specific week-long stay at a single resort to the multi-resort points-based vacation networks, which offer a more flexible vacation experience.
According to the AIF's State of the Vacation Timeshare Industry Report ("State of the Industry Report"), as of December 31, 2013, the U.S. vacation ownership community was comprised of approximately 1,500 resorts, representing approximately 192,000 units and an estimated 8.5 million vacation ownership week equivalents. As reported by the AIF and reflected in the graph below, VOI sales during 2009 through 2011 were down significantly from levels prior to the economic downturn that started in 2008, which the AIF attributes largely to the fact that several of the larger VOI developers intentionally slowed their sales efforts through increased credit score requirements and larger down payment requirements in the face of an overall tighter credit environment. However, according to the State of the Industry Report, VOI sales in the U.S. increased by 6.0% from 2011 to 2012 and by 11.0% from 2012 to 2013. Based on AIF's Quarterly Pulse Survey reports, this trend of increasing VOI sales continued to accelerate to a 9.1% increase for the first three quarters of 2014 as compared to the same period in 2013.
Source: Historical timeshare industry research conducted by Ragatz Associates and American Economic Group, as of December 31, 2013.

We expect the U.S. vacation ownership industry to continue to grow over the long term due to favorable demographics, more positive consumer attitudes, availability of capital and the low penetration of vacation ownership in North America. According to the AIF's bi-annual 2014 Shared Vacation Ownership Owners Report (the “Owners Report”), based upon a survey of the U.S. VOI owners, the median household income of VOI owners was $89,500 in 2014, 90% of VOI owners own their primary residence and 67% have a college degree. The Owners Report indicated that 83% of VOI owners rate their overall ownership experience as good to excellent and that the top four reasons for purchasing a VOI are resort location, saving money on future vacations, overall flexibility and quality of the accommodations. According to the Owners Report, less than 8% of U.S. households own a VOI. We believe this relatively low penetration rate of vacation ownership suggests the presence of a large base of potential customers.
The European vacation ownership industry is also significant. According to AIF, based on the latest survey, the European vacation ownership community was comprised of approximately 1,300 resorts in 2010, representing approximately 88,000 units. In addition, we believe that rapidly-growing international markets, such as Asia and Central and South America, present significant opportunities for expansion of the vacation ownership industry due to the substantial increases in spending on travel and leisure activities forecasted for consumers in those markets.
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
Substantially all of our management contracts with our managed resorts and the Diamond Collections automatically renew, and under these contracts we receive management fees generally ranging from 10% to 15% of the other costs of operating the applicable resort or Diamond Collection (with a weighted average of 12.9% based upon the total management fee revenue for the year ended December 31, 2014). The covered costs paid by our managed resorts and the Diamond Collections include both the direct resort operating costs and the absorption of a substantial portion of our overhead related to this part of our business. Accordingly, our management fee revenue results in a comparable amount of Adjusted EBITDA. Generally, our revenue from management contracts increases to the extent that (i) operating costs at our managed resorts and the Diamond Collections rise and, consequently, our management fees increase proportionately under our cost-plus management contracts; (ii) we add services under our management contracts or (iii) we acquire or enter into contracts to manage resorts not previously managed by us.
The principal elements of our business provide us with significant financial visibility.

•
Management fees from our cost-plus management contracts. All anticipated operating costs of each of our managed resorts and Diamond Collections, including our management fees and costs pertaining to the specific managed resort or Diamond Collection, such as costs associated with the maintenance and operations of the resort, are included in the annual budgets of these resorts and Diamond Collections. These annual budgets are determined by the board of directors of the HOA or Diamond Collection, as applicable, and are typically finalized before the end of the prior year. As a result, a substantial majority of our management fees are collected by January of the applicable year as part of the annual maintenance fees billed to VOI owners and released to us as services are provided. Unlike typical management agreements for traditional hotel properties, our management fees are not affected by average daily rates ("ADR") or occupancy rates at our managed resorts. In addition, while our management contracts may be subject to non-renewal or termination, no resort or Diamond Collection has terminated or elected not to renew any of our management contracts during the past five years.

•
Fees earned by operating the Clubs. Dues payments for each of the Clubs are billed and generally collected together with the member's related annual maintenance fees. Substantially all Club dues are collected by January of the applicable year. Members of the Clubs are not permitted to make reservations or access the applicable Club's services and benefits if they are not current in payment of these dues. The Clubs also provide specific services to the Diamond Collections, such as call center services, for which the Clubs charge a fee to the Diamond Collections, and are included in the Diamond Collection maintenance fees. Some of the Clubs offer a tiered loyalty membership whereby additional resorts and benefits are made available as the member purchases more points, resulting in higher club dues for members in a higher loyalty tier.

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

•
Financing of VOI sales in the U.S. We target the level of our consumer financing activity in response to capital market conditions. We accomplish this by offering sales programs that either encourage or discourage our customers to finance their VOI purchases with us, without compromising our underwriting standards. As of December 31, 2014, the weighted average Fair Isaac Corporation ("FICO") score (based upon loan balance) for our borrowers across our existing loan portfolio was 719, and the weighted average FICO score for our borrowers on loans originated since October 2008 was 757. The default rate on our originated consumer loan portfolio was 6.3% (as a percentage of our outstanding originated portfolios) for 2014, and ranged from 5.7% to 8.6% on an annual basis from 2009 through 2014.

Our capital-efficient business model requires limited investment in working capital and capital expenditures.

•
Limited working capital required. Our hospitality and management services business consumes limited working capital because a substantial portion of the funds we receive under our management contracts is collected by January of each year and released to us as services are provided. Moreover, all resort-level maintenance and improvements are paid for by the owners of VOIs, with our financial obligation generally limited to our pro rata share of the VOIs we hold as unsold VOIs.

•
Limited investment capital required. Generally we do not believe that we will need to build resort properties or acquire real estate in the foreseeable future to support our anticipated VOI sales levels; however, in certain geographic areas, we may from time to time acquire additional VOI inventory through open market purchases or other means. Although the volume of points or intervals that we recover could fluctuate in the future for various reasons, we reacquire approximately 2% to 5% of our total outstanding VOIs from defaulted owners on an annual basis. This provides us with a relatively low-cost, consistent stream of VOI inventory that we can resell. We may engage in targeted development projects, particularly in attractive locations where member demand exceeds our existing supply, and in these circumstances, we expect that we will generally seek to structure developments in a manner that limits our financial exposure, including by minimizing the amount of time between when we are required to pay for the new VOI inventory and when such inventory is sold. In a majority of our strategic transactions, we have acquired an on-going business, consisting of management contracts, unsold VOI inventory and an existing owner base, which has generated immediate cash flow for us.

•
Access to financing. The liquidity to support our provision of financing to our customers for VOI purchases is provided through the Conduit Facility, the Quorum Facility (collectively, the “Funding Facilities”) and securitization financings and, as a result, also consumes limited working capital. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Indebtedness" for the definition of and further detail of these borrowings. )

Our scalable VOI sales and marketing platform has considerable operating leverage and drives increases in Adjusted EBITDA.
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
We believe our efforts to introduce hospitality, service excellence and quality into each member's vacation experience have resulted in a high degree of customer satisfaction, driving significant sales of additional VOIs to our existing members who previously purchased points from us, as well as members we acquired in our strategic acquisitions who purchased points from us for the first time. In 2014, 2013 and 2012, approximately 63%, 58% and 53%, respectively, of the total dollar amount of VOI sales were to existing members who previously purchased points from us, and approximately 17%, 19% and 19%, respectively, of the total dollar amount of VOI sales were to members we acquired in our strategic acquisitions who purchased points from us for the first time (an “Acquired Member”). After an Acquired Member makes his or her first purchase from us, all future transactions involving that Acquired Member are treated as sales to an existing member.
Our accomplished leadership team positions us for continued growth.
We have an experienced leadership team that has delivered strong operating results through disciplined execution. Our management team has taken a number of significant steps to refine our strategic focus, build our brand recognition and streamline our operations, including (i) maximizing revenue from our hospitality and management services business; (ii) driving innovation throughout our business, most significantly by infusing our hospitality focus into our customer interactions, and (iii) adding resorts to our network and owners to our owner base through complementary strategic acquisitions and efficiently integrating businesses acquired. Members of our management team have substantial equity interests in our Company that closely align their economic interests with those of our other stockholders.
Growth Strategies
Our growth strategies are as follows:
Continue to grow our hospitality and management services business.
We expect our hospitality and management services revenue will continue to grow as rising operating expenses at our managed resorts result in higher revenues under our cost-plus management contracts. We intend to generate additional growth in our hospitality and management services business by (i) increasing Club membership revenue; (ii) adding service and activity offerings for members of the Clubs and (iii) expanding opportunities for our members to purchase third-party products and services and (iv) pursue additional management and service contracts.

•
Increase Club membership revenue. Purchasers of our points are, in almost all cases, automatically enrolled in THE Club. In addition, as existing members purchase more points and thereby upgrade Club memberships to a higher loyalty tier, higher fees are collected. When we complete an acquisition, we typically create a tailor-made Club, with limited additional resorts and benefits. This results in an owner base that becomes familiar with the concept of a Club, and should therefore be more likely to upgrade and purchase points from us with membership in THE Club. We also have implemented programs to drive interval owners at our managed resorts to join THE Club.

•
Broaden hospitality service and activity offerings. We intend to continue to make membership in the Clubs more attractive to our members by expanding the number and variety of offered services and activities, such as airfare, cruises, guided excursions, golf outings, entertainment, theme park tickets, luggage and travel protection and access to luxury accommodations outside our network of resorts. For example, in October 2013, we commenced The Diamond Luxury Selection, a Club member benefit exclusively for our members with large point ownership and, therefore, in a higher loyalty tier. Qualifying members can access The Diamond Luxury Selection using their points through THE Club for stays within a collection of approximately 2,500 private luxury properties, including villas, resorts, boutique hotels and yachts. Such hospitality-focused enhancements may allow us to increase the dues paid by members of THE Club and should also generate commission revenue for us.

•
Pursue additional management and service contracts. We intend to actively leverage existing management contracts to add services provided to our members under our management contracts and increase the management fees to cover those new services. In addition, we may purchase or otherwise obtain additional management contracts at resorts that we do not currently manage. Furthermore, we intend to broaden our business-to-business services on a fee-for-service basis to other companies in the hospitality and vacation ownership industry. For example, we have entered into fee-for-service agreements with resort operators and hospitality companies pursuant to which we provide them with resort management services, VOI sales and marketing services and inventory rental services. These types of arrangements are highly profitable for us because we are not required to invest any significant capital. In the future, in situations where we can leverage our unique expertise, skills and infrastructure, we intend to expand our provision of business-to-business services on an à la carte basis or as a suite of services to third-party resort developers and operators and other hospitality companies.

Continue to leverage our scalable sales and marketing platform to increase VOI sales revenue.
We intend to continue to take advantage of the operating leverage in our sales and marketing platform. While we have increased our focus on potential new owners, we will continue to market to our existing long-term membership base, and expect that through these efforts and our continuing commitment to ensuring high member satisfaction, a significant percentage of our VOI sales will continue to be made to our existing members. We will also continue to target the ownership base at resorts that we now manage as a result of our strategic acquisitions to encourage these prospective customers to purchase our VOIs. While we anticipate that the bulk of our future VOI sales will be made through our traditional selling methods, we are seeking to more fully integrate the VOI sales experience into our hospitality and management services. For example, at some of our managed resorts, we offer enhanced mini-vacation packages, which we refer to as Events of a LifetimeTM, in which a group of members or prospective customers who have purchased such packages are invited to dine together, along with our sales team members, and to attend a show, golf outing or other local attraction as a group over a two-day period. At the end of the stay, our sales team provides an in-depth explanation of our points-based VOI system and the value proposition it offers. We have found that, by driving innovation throughout our business, most significantly by infusing our hospitality focus into the sales process and creatively engaging with potential purchasers, we improve potential purchasers' overall experience and level of satisfaction and, as a result, are able to increase the likelihood that they will buy our VOIs and increase the average transaction size. We have extended this philosophy of increased engagement and hospitality focus into other sales techniques, and intend to continue to innovate in this area.
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

•
Prudently expand our geographic footprint. We believe that there are significant opportunities to expand our business into new geographic markets in which we currently may have affiliations, but do not manage resorts or market or sell our VOIs. We believe that certain countries in Asia and Central and South America are particularly attractive potential new markets for us because of the substantial increases in spending on travel and leisure activities forecasted for their consumers. To the extent that we can maintain our high quality standards and strong brand reputation, we are selectively exploring acquisitions of ongoing resort businesses in these markets and may also pursue co-branding opportunities, joint ventures or other strategic alliances with existing local or regional hospitality companies. For example, we have entered into a joint venture with affiliates of Dorsett Hospitality International, a large hotel developer, owner and operator in Asia, and China Travel International Investment Hong Kong Ltd., an investment holding company engaged in the operation of travel destinations (including hotels, theme parks, natural and cultural scenic spots and leisure resorts), travel agency and related business operations. The venture expects to create, market, sell and service vacation packages and associated benefits (including vacation ownership) to customers in Asia. In addition, we may engage in targeted development projects, particularly in attractive locations where member demand exceeds our existing supply, in a manner consistent with our capital-light model. We believe that expansion of our geographic footprint will produce revenue from consumers in the markets into which we enter and also make our resort network more attractive to existing and prospective members worldwide.

Our Customers
Our customers are typically families seeking a flexible vacation experience. A majority of our new customers stay at one of the resorts in our network, either by reserving a unit on a per-night or per-week basis, exchanging points through an external exchange service, or purchasing a mini-vacation package, prior to purchasing a VOI. We have also generated significant additional sales to our existing members who wish to purchase additional points and thereby increase their benefit options within our network.
We believe a majority of our customers are between 45 and 65 years old. The baby boomer generation is the single largest population segment in the U.S. and Europe and is our key target market. With the premium resorts in our network and the broad range of benefits that we offer, we believe we are well-positioned to target an affluent subsection of the baby boomer population.
Our Services
Hospitality and Management Services. We manage 93 resort properties, which are located in the continental U.S., Hawaii, Mexico, the Caribbean and Europe, as well as the Diamond Collections. As the manager of these resorts and the Diamond Collections, we operate the front desks, provide housekeeping, conduct maintenance and manage human resources services. We also operate, or outsource the operation of, amenities such as golf courses, food and beverage venues and retail shops, an online reservation system, customer service contact centers, rental, billing and collection, accounting and treasury functions and communications and information technology services.
As an integral part of our hospitality and management services, we have entered into inventory recovery agreements with a substantial majority of the Diamond Collections and HOAs for our managed resorts in North America, together with similar arrangements with the European Collection and a majority of our European managed resorts, whereby we recover VOIs from members who fail to pay their annual maintenance fee or assessments due to, among other things, death or divorce or other life-cycle events or lifestyle changes. Because the majority of the cost of operating the resorts that we manage is spread across our member base, by recovering VOIs from members who have failed to pay their annual maintenance fee or assessments, we reduce bad debt expense at the HOA and Diamond Collection level, which is a component of the management fees billed to members by each resort's HOA or each Diamond Collection's non-profit members association (each, a "Collection Association"), supporting the financial well-being of those HOAs and the Diamond Collections.
HOAs. Each of the Diamond Resorts managed resorts, other than certain resorts in our European Collection and Latin America Collection, is typically operated through an HOA, which is administered by a board of directors. Directors are elected by the owners of intervals at the resort (which may include one or more of the Diamond Collections) and may also include representatives appointed by us as the developer of the resort. As a result, we are entitled to voting rights with respect to directors of a given HOA by virtue of (i) our ownership of intervals at the related resort; (ii) our control of the Diamond Collections that hold intervals at the resort and/or (iii) our status as the developer of the resort. The board of directors of each HOA hires a management company to provide the services described above, which in the case of all Diamond Resorts managed resorts, is us. Through December 31, 2014, we functioned as the HOA for two resorts in St. Maarten and collected maintenance fees, earned management fees and incurred operating expenses at these two resorts. Effective January 1, 2015, however, we assigned our rights and obligations to two newly-created stand-alone HOAs and ceased functioning as the HOA for such resorts, and now provide management services to these resorts pursuant to our customary management agreements. See "Note 31—Subsequent Events" of our consolidated financial statements included elsewhere in this annual report for further detail.
Our management fees with respect to a resort are based on a cost-plus structure and are calculated based on the direct and indirect costs (including the absorption of a substantial portion of our overhead related to the provision of management services) incurred by the HOA of the applicable resort. Under our current resort management agreements, we receive management fees generally ranging from 10% to 15% of the other costs of operating the applicable resort (with a weighted average of 12.9% based upon the total management fee revenue for the year ended December 31, 2014). Unlike typical commercial lodging management contracts, our management fees are not impacted by changes in a resort's ADR or occupancy level. Instead, the HOA for each resort engages in an annual budgeting process in which the board of directors of the HOA estimates the costs the HOA will incur for the coming year. In evaluating the anticipated costs of the HOA, the board of directors of the HOA considers the operational needs of the resort, the services and amenities that will be provided at or to the applicable resort and other costs of the HOA, some of which are impacted significantly by the location, size and type of the resort. Included in the anticipated operating costs of each HOA are our management fees. The board of directors of the HOA discusses the various considerations and approves the annual budget, which determines the annual maintenance fees charged to each owner. One of the management services we provide to the HOA is the billing and collection of annual maintenance fees on the HOA's behalf. Annual maintenance fees for a given year are generally billed during the previous November, due by January and deposited in a segregated or restricted account we manage on behalf of the HOA. As a result, a substantial majority of our fees for March through December of each year are collected from owners in advance. Funds are released to us from these accounts on a monthly basis for the payment of management fees as we provide our management services.
Our HOA management contracts typically have initial terms of three to ten years, with automatic renewals. These contracts can generally only be terminated by the HOA upon a vote of the owners (which may include one or more of the Diamond Collections) prior to each renewal period, other than in some limited circumstances involving cause. No HOA has terminated any of our management contracts during the past five years. We generally have the right to terminate our HOA management contracts at any time upon written notice to the respective HOA. During the past five years, we have terminated only one and sold two immaterial HOA management contracts.

Diamond Collections. The Diamond Collections currently consist of the following:

•
the Diamond Resorts U.S. Collection (the “U.S. Collection”), which includes interests in resorts located in Arizona, California, Florida, Missouri, Nevada, New Mexico, South Carolina, Tennessee, Virginia and St. Maarten;

•	the Diamond Resorts Hawaii Collection (the “Hawaii Collection”), which includes interests in resorts located in Arizona, California, Hawaii, Nevada and Utah;

•	the Diamond Resorts California Collection (the “California Collection”), which includes interests in resorts located in Arizona, California and Nevada;

•
the Premiere Vacation Collection (the “Premiere Vacation Collection”), which includes interests in resorts added to our network in connection with our acquisition of certain assets from ILX Resorts Incorporated in August 2010 (the "ILX Acquisition") located in Arizona, Colorado, Indiana, Nevada and Baja, Mexico;

•
Monarch Grand Vacations (the “Monarch Grand Collection”), which includes interests in resorts added to our network in connection with the PMR Acquisition (see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview” for the definition of the PMR Acquisition) located in California, Nevada, Utah and Mexico;

•
the Diamond Resorts European Collection (the “European Collection”), which includes interests in resorts located in Austria, England, France, Italy, Norway, Portugal, Scotland, Spain Balearics, Spain Canaries and Spain Costa;

•
the Diamond Resorts Latin America Collection (the “Latin America Collection”), which currently includes interests in the Cabo Azul Resort located in Baja California Sur, Mexico, which was added to our network in connection with the PMR Acquisition; and

•
the Diamond Resorts Mediterranean Collection (the “Mediterranean Collection”), which includes interests in resorts added to our network in connection with the Aegean Blue Acquisition (see “Our Strategic Acquisitions” for the definition of the Aegean Blue Acquisition) located in the Greek Islands of Crete and Rhodes.

Each of the Diamond Collections is operated through a Collection Association, which is administered by a board of directors. Directors are elected by the points holders within the applicable Diamond Collection with the following exceptions: (i) The Premiere Vacation Collection allows the developer to appoint the board of directors until 90.0% of all membership interests are sold, (ii) the board of directors of the European Collection is comprised of five directors, three of whom are appointed by the developer and two of whom are appointed by the members of that Collection (provided the developer may exercise its vote as a member of that Collection) and (iii) the board of Directors of the Mediterranean Collection is comprised of three directors, two of whom are appointed by the developer and one of whom is appointed by the Trustee.
We own a significant number of points in each of the Diamond Collections (which in the case of the Mediterranean Collection are in the form of shares but for simplicity are also referred to in this annual report as points), which we hold as inventory. The board of directors of each Diamond Collection hires a company to provide management services to the Diamond Collection, which in each case is us.
As with our HOA management contracts, management fees charged to the Diamond Collections in the U.S. are based on a cost-plus structure and are calculated based on the direct and indirect costs (including the absorption of a substantial portion of our overhead related to the provision of our management services) incurred by the Diamond Collection. Under our current Diamond Collection management agreements, we receive management fees of 15.0% of the other costs of the applicable Diamond Collection (except with respect to our management agreement with the Monarch Grand Collection, under which we receive a management fee of 10.0% of the costs of the Monarch Grand Collection). Our management fees are included in the budgets prepared by each Collection Association, which determines the annual maintenance fee charged to each owner. One of the management services we provide to all of the Diamond Collections is the billing and collection of annual maintenance fees on the Diamond Collection's behalf. Annual maintenance fees for a given year are generally billed during the previous November, due by January and deposited in a segregated or restricted account we maintain on behalf of each Diamond Collection. As a result, a substantial majority of our fees for February through December of each year are collected from owners in advance. Funds are released to us from these accounts on a monthly basis for the payment of management fees as we provide our management services.
Apart from the management contract for the European Collection and the Mediterranean Collection, our Diamond Collection management contracts have initial terms of three to ten years, with automatic renewals of three to ten years, and can generally only be terminated by the Diamond Collection upon a vote of the Diamond Collection's members prior to each renewal period, other than in some limited circumstances involving cause. In the case of the Mediterranean Collection, the management agreement is indefinite and irrevocable. In the case of the resorts we manage that are part of the European Collection, generally the management agreements have either indefinite terms or long remaining terms (approximately 40 years) and can only be terminated for an uncured breach by the manager or a winding up of the European Collection. No Diamond Collection has terminated, or elected not to renew, any of our management contracts during the past five years. Save for the above, we generally have the right to terminate our Diamond Collection management contracts at any time upon written notice to the applicable Diamond Collection. The management contract for the European Collection has an indefinite term, can only be terminated by the European Collection for an uncured breach by the manager or a winding up of the European Collection, and may not be terminated by the manager.

Clubs. Another key component of our hospitality and management services business is our management of the Clubs. We operate a Vacation Interest exchange program that enables our members to use their points to stay at resorts outside of their home Diamond Collection, as well as other affiliated resorts, hotels and cruises, for which an annual fee is charged. In addition, the Clubs provide services to the Diamond Collections, such as reservation call center services and customer services, which are billed on a cost-plus basis to the Diamond Collections directly.
The Clubs offer our members a wide range of other benefits, such as the opportunity to purchase various products and services, including guided excursions and member events and reservation protection products, for which we earn commissions. See "Our Flexible Points-Based Vacation Ownership System and the Clubs—The Clubs" for additional information regarding the Clubs.
Vacation Interest Sales and Financing. We market and sell VOIs that provide access to our network of 93 Diamond Resorts managed resorts and 236 affiliated resorts and hotels and four cruise itineraries.
The VOI inventory that we reacquire pursuant to our inventory recovery agreements provides us with a steady stream of low-cost VOI inventory that we can sell to our current and prospective members. Our VOI inventory is also supplemented by VOIs recovered from members who default on their consumer loans, including consumer loans that we originate and loans that we acquire from third-parties, as well as inventory purchased in strategic acquisitions. See "Note 24—Business Combinations" of our consolidated financial statements included elsewhere in this annual report for discussion of these acquisitions. In addition, we may engage in targeted development projects in particularly attractive locations where member demand exceeds our existing supply.
We have 53 sales centers across the globe, 46 of which are located at managed resorts, five of which are located at affiliated resorts and two of which are located off-site. We currently employ an in-house sales and marketing team at 36 of these locations and also maintain agency agreements with independent sales organizations at 17 locations. A relatively small portion of our sales, principally sales of additional points to existing members, are effected through our call centers. Our sales representatives utilize a variety of marketing programs to generate prospects for our sales efforts, including presentations at resorts targeted to current members and guests, overnight mini-vacation packages, targeted mailing, telemarketing, gift certificates and various destination-specific local marketing efforts. Additionally, we offer incentive premiums in the form of tickets to local attractions and activities, hotel stays, gift certificates or meals to guests and other potential customers to encourage attendance at sales presentations.
We generate our VOI sales primarily through conducting sales presentations, or tours, at our sales centers. These tours generally include a tour of the resort properties, as well as an in-depth explanation of our points-based VOI system and the value proposition it offers our members. Our tours are designed to provide guests with an in-depth overview of our Company, our resort network and benefits associated with membership in THE Club, as well as a customized presentation to explain how our products and services can meet their vacationing needs. We also conduct sales presentations at various offsite and hotel locations (outside of our managed resorts) based on potential leads for VOI sales identified through innovative marketing targeted toward individuals with desired demographics.
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
Our marketing efforts are principally directed at the following channels:

•	our existing member base;

•	guests who stay at our managed resorts;

•	off-property contacts who are solicited from the premises of hospitality, entertainment, gaming and retail locations;

•
participants in third-party vacation ownership exchange programs, such as Interval International, Inc. (“Interval International”), and Resorts Condominiums International, LLC (“RCI”), who stay at our managed resorts;

•	member referrals; and

•	other potential customers who we target through various marketing programs.
We employ innovative programs and techniques designed to infuse hospitality into our sales and marketing efforts. For example, we offer enhanced mini-vacation packages at some of our managed resorts, which we refer to as Events of a LifetimeTM, at which our members or prospective customers who have purchased such packages are invited to dine together, along with our sales team members, and to attend a show, golf outing or other local attraction as a group over a two-day period. At the end of the stay, our sales team provides an in-depth explanation of our points-based VOI system and the value proposition it offers our members. In addition, we have an initiative in which select members and guests receive “high-touch” services such as a special welcome package, resort orientation and concierge services, as part of a pre-scheduled in-person sales presentation. Results from these enhanced programs and initiatives have been positive. We have found that, by driving innovation throughout our business, most significantly by infusing our hospitality focus into the sales process and creatively engaging with potential purchasers, we improve potential purchasers' overall experience and level of satisfaction and, as a result, are able to increase the likelihood that they will buy our VOIs and increase the average transaction size.
Although the principal goal of our marketing activities is the sale of points, in order to generate additional revenue and offset the carrying cost of our VOI inventory, we use a portion of the points and intervals which we own or acquire the right to use to offer accommodations to consumers on a per-night or per-week basis, similar to hotels. We generate these stays through direct consumer marketing, travel agents, external websites and our own website and vacation package wholesalers. In addition, we provide rental services on behalf of certain of our affiliated resorts for a commission. We believe that these operations, in addition to generating supplemental revenue, provide us with a good source of potential customers for the purchase of points.
We provide loans to eligible customers who purchase VOIs through our U.S., Mexican and St. Maarten sales centers and choose to finance their purchase. These loans are collateralized by the underlying VOI, generally bear interest at a fixed rate, have a typical term of 10 years and are generally made available to consumers who make a down payment within established credit guidelines. Our minimum required down payment is 10%. Since late 2008, our average cash down payment has been 19.3% and the average initial equity contribution for new VOI purchases by existing owners (which take into account the value of VOIs already held by purchasers and pledged to secure a new consumer loan) has been 30.1%, which has resulted in an average combined cash and equity contribution of 49.4% for these new VOI purchases.
As of December 31, 2014, our loan portfolio (including loans we have transferred to special-purpose subsidiaries in connection with the Conduit Facility, Quorum Facility and securitization transactions) was comprised of approximately 74,000 loans with an outstanding aggregate loan balance of approximately $858.9 million. Our total portfolio includes loans that have been written off for financial reporting purposes due to payment defaults and delinquencies but which we continue to administer, and is comprised of loans that were originated by us and loans that were acquired in connection with our acquisitions.
Approximately 45,000 of these consumer loans are loans under which the consumer was not in default, and the outstanding aggregate loan balance was approximately $592.9 million. Approximately 39,000 of these loans were originated by us and approximately 6,000 of the loans were acquired in connection with one of our acquisitions.
Approximately 29,000 loans within our loan portfolio, with an outstanding aggregate loan balance of approximately $265.9 million, are loans that are in default (which we define as having occurred upon the earlier of (i) the completion of cancellation or foreclosure proceedings or (ii) the customer’s account becoming over 180 days delinquent), and have not yet been foreclosed upon or canceled. These loans have already been written off for financial reporting purposes but we continue to administer them until we elect, subject to applicable law, to foreclose or cancel them. We elect to recover defaulted loans based on a variety of factors, including our VOI inventory needs and the carrying costs associated with recapturing the VOI inventory. Approximately 21,000 of these loans were already in default at the time we acquired them, and approximately 4,000 of the loans were originated by other entities prior to the completion of one of our acquisitions. Approximately 4,000 of the loans were originated by us.
The weighted-average interest rate for all of the loans in our portfolio as of December 31, 2014 was approximately 14.8%, which includes a weighted average interest rate for loans in default of approximately 16.6%. As of December 31, 2014, approximately 8.8% of our owner-families had an active loan outstanding with us.
We underwrite each loan application to assess the prospective buyer's ability to pay through the credit evaluation score methodology developed by FICO based on credit files compiled and maintained by Experian (for U.S. residents) and Equifax (for Canadian residents). In underwriting each loan, we review the completed credit application and the credit bureau report and/or the applicant’s performance history with us, including any delinquency on existing loans with us, and consider in specified circumstances, among other factors, whether the applicant has been involved in bankruptcy proceedings within the previous 12 months and any judgments or liens, including civil judgments and tax liens, against the applicant. As of December 31, 2014, the weighted average FICO score (based upon loan balance) for our borrowers across our existing loan portfolio was 719, and the weighted average FICO score for our borrowers on loans we originated since late 2008 was 757.
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

Through arrangements with certain financial institutions in Europe, we broker financing for qualified customers who purchase points through our European sales centers.
Our Resort Network
Our resort network currently consists of 333 vacation destinations, which includes 93 Diamond Resorts managed properties with approximately 11,000 units worldwide that we manage, and 236 affiliated resorts and hotels and four cruise itineraries, which we do not manage and which do not carry our brand name but are a part of our network and, consequently, are available for our Club members to use as vacation destinations. Through our management, we provide guests with a consistent and high quality suite of services and amenities, and, pursuant to our management agreements, we have oversight and management responsibility over the staff at each location. Of the managed resorts, 46 have food and beverage operations, 41 have a gift shop, pro shop or convenience store, and 28 have a golf course, leisure center or spa. Most of these amenities are operated by third parties pursuant to leases, licenses or similar agreements. Revenue from these operations is included in Consolidated Resort Operations Revenue in our consolidated statements of operations, together with revenues from services that we provided for our properties located in St. Maarten where we functioned as the HOA through December 31, 2014 (which have historically constituted a majority of such revenue). For a further discussion of our Consolidated Resort Operations Revenue, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Revenue and Expense Items—Consolidated Resort Operations Revenue."
Affiliated resorts are resorts with which we have contractual arrangements to use a certain number of vacation intervals or units either in exchange for our providing similar usage of intervals or units at our managed resorts or for a maintenance or rental fee. These resorts are made available to members of the Clubs through affiliation agreements. In the vast majority of cases, our affiliated resorts provide us with access to their vacation intervals or units in exchange for our providing similar usage of intervals or units at our managed resorts, and no fees are paid by us in connection with these exchanges. However, in a limited number of circumstances, we receive access to accommodations at our affiliated hotels and cruises through two other types of arrangements. In the first of these types of arrangements, we pay an upfront fee to an affiliated hotel or cruise company for access to a specified number of vacation intervals or units, and we incorporate this upfront fee into our calculation for annual dues to be paid by members of the Clubs. In the second of these types of arrangements, a member who desires to stay at an affiliated hotel for a particular time period deposits points with us and, in exchange, we pay our affiliated hotel the funds required in order to allow such member access and, in turn, we use the points redeemed to secure a unit, which we then use for marketing or rental purposes. The benefit of these arrangements, in comparison to traditional exchange companies, is that there is no need to wait for an owner to deposit their week’s ownership into the program in order to then make it available to members. These arrangements secure availability for our members in advance and, therefore, tend to provide better customer service and availability.
We identify and select affiliated resorts based on a variety of factors, including location, amenities and preferences of our members. We have established standards of quality that we require each of our affiliates to meet, including with respect to the maintenance of their properties and level of guest services. In general, our affiliate agreements allow for termination by us upon 30 days’ notice to the affiliate, although some of our affiliate agreements cannot be terminated until a specified future date. Further, our affiliate agreements permit us to terminate our relationship with an affiliate if it fails to meet our standards. In any event, none of our affiliate agreements requires us to make any payments in connection with terminating the agreement. In addition to our affiliate agreements, we own, through one or more of the Diamond Collections, intervals at a few of our affiliated resorts.
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
Purchasers of points acquire memberships in one of the eight Diamond Collections.
Legal title to the real estate underlying the points in a Diamond Collection, other than the Latin America Collection, is held by the trustee or the Collection Association for that Diamond Collection and, accordingly, such purchasers do not have direct ownership interests in the underlying real estate. The Latin America Collection currently consists only of the Cabo Azul Resort, and title to the units in the Latin America Collection is held in trust for the benefit of the developer of the Latin America Collection. Other than unsold intervals which we maintain in inventory, various common areas and amenities at certain resorts and a small number of units in European resorts, we do not hold any legal title to the resort properties in our resort network.

The following is a list as of December 31, 2014, by geographic location, of our managed resorts, with a brief description and the number of units at each such managed resort, together with a list of our affiliated resorts:
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

PVC at The Roundhouse Resort	Pinetop, Arizona	20
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
This 218 unit resort with one-, two- and three-bedroom accommodations is located between the TPC Desert Golf Course and the McDowell Mountains in Scottsdale, within a close proximity of Phoenix. With a spa, fitness center, outdoor heated pool and spacious units, this resort is ideal for families making it a base for exploring the area.

Scottsdale Villa Mirage	Scottsdale, Arizona	154
Located 25 minutes from the Phoenix airport, this 154 unit resort has a heated outdoor pool, children’s pool, whirlpools, tennis courts, playground, fitness center and game room to provide fun and relaxation for guests and families of all ages.

Bell Rock Inn	Sedona, Arizona	85
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

Marquis Villas Resort	Palm Springs, California	98
Located in the heart of Palm Springs, California with a spectacular mountain setting at the base of the beautiful San Jacinto Mountains, Marquis Villas Resort provides oversized accommodations with fully equipped kitchens and private patios or balconies.

Palm Canyon Resort	Palm Springs, California	236
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

Polynesian Isles Resort	Kissimmee, Florida	130
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

Grande Villas Resort	Orlando, Florida	249
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

Mystic Dunes Resort & Golf Club	Orlando, Florida	715
Built on one of the highest elevations in the area, Mystic Dunes Resort & Golf Club is nestled on over 600 acres of rolling hills, lush Florida nature preserves and beautiful tropical landscape, with a well-respected golf course that recently hosted the Brian Gay Invitational Golf Tournament. The vacation villas, as well as a wide array of resort amenities and services, make Mystic Dunes Resort & Golf Club one of the best family vacation and golf resorts in Orlando.

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

Resort	Location	Units
Liki Tiki Village Resort	Winter Garden, Florida	546
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
With 412 units in a 12-story building, Ka’anapali Beach Club is located on the beachfront of Maui’s famous Ka'anapali Beach. The resort has a newly refurbished restaurant and pool bar and newly refurbished pools, as well as a fitness center, spa, sauna, hair salon and gift shop.

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

Cancún Resort Las Vegas	Las Vegas, Nevada	441
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

Polo Towers Suites	Las Vegas, Nevada	312
This resort is located in the heart of the Las Vegas Strip and shares facilities with Polo Towers Villas. With 312 units, the resort offers a new and comprehensive fitness center, and two outdoor pool areas including a roof top pool.

Polo Towers Villas	Las Vegas, Nevada	199
This resort has 199 units and shares facilities with Polo Towers Suites, including a new fitness center, outdoor pools and spa.

Villas de Santa Fe	Santa Fe, New Mexico	105
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

Resort	Location	Units
Cedar Breaks Lodge and Spa	Brian Head, Utah	158
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

Cabo Azul Resorts	Baja California, Mexico	138
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

Royal Palm Beach Resort	Philipsburg, St. Maarten	140
Located on the Dutch side of the island, all 140 of the one-, two- and three-bedroom units at this resort face the beach and have balconies or terraces. Facilities at the resort include a restaurant, swimming pool and poolside bar, gym and beauty salon.

Flamingo Beach Resort	Philipsburg, St. Maarten	208
Located on the Dutch side of St. Maarten, this resort is situated on a private beachfront with 208 studio and one-bedroom units. The resort offers a restaurant and snack bar, as well as an outdoor pool and tennis courts.

North America and the Caribbean Subtotal		7,884

EUROPE
Resort	Location	Units
Alpine Club	Schladming, Austria	92
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

Woodford Bridge Country Club	Devon, England	102
Originally an old coaching inn from the 15th century, this resort in Devon has 102 units, with the majority of units having either a terrace or balcony. With a heated indoor pool and whirlpool and a restaurant and bar onsite, this resort offers a base to explore the Devonshire countryside including Dartmoor and Exmoor, which are short drives away, along with the well-known Eden Project.

Blackwater Meadow Marina*†	Ellesmere, England	2
This marina is located in Shropshire in the heart of the English countryside and has one four-berth and one six-berth canal boat based there. Numerous itineraries include visits to Wales and Chirk Castle, and navigating across Chirk Viaduct standing over 70 feet above the ground.

Broome Park Golf and Country Club	Kent, England	13
The resort is located on the grounds of a Grade I listed manor house in the county of Kent and is 15 minutes from the historic city of Canterbury, famous for its cathedral and historic buildings. With 13 two-bedroom lodges, this resort offers an 18-hole golf course onsite, as well as a restaurant and bar in the mansion house. Other resort amenities include a newly constructed gym, indoor pool, solarium, sauna and squash courts, as well as tennis courts and croquet. The resort is 10 minutes away from the coast and the cliffs of Dover and provides easy access to the Eurostar train.

Pine Lake Resort	Lancashire, England	155
Based on the edge of the Lake District and the Lune Valley, this resort is surrounded by superb English countryside and positioned around a lake. The resort is made up of 155 Scandinavian style two-bedroom lodges and a selection of studio apartments with a central reception building that includes the restaurant, bar, and entertainment and meeting rooms, along with a separate indoor heated pool and whirlpool.

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

Thurnham Hall Tarnbrook	Lancaster, England	9
This building is located within the grounds of Thurnham Hall and shares the amenities there. It is a newly built building with 9 spacious two-bedroom apartments.

Resort	Location	Units
Cromer Country Club	Norfolk, England	100
This resort has 100 units, all with balconies or terraces that provide views over the gardens and woodlands. This resort is less than one mile from the sea and marina in Cromer, and includes an indoor heated pool and whirlpool, a gym, spa, sauna, steam room, badminton courts and game room.

Wychnor Park Country Club	Staffordshire, England	43
This resort is situated within the 55 acre estate of Wychnor Park, which dates from the time of Queen Anne in the 17th century. The main mansion house is a Grade II listed building and houses some of the 43 units that are available, most of which have a terrace or balcony. The resort has a restaurant and member lounge bar, as well as a heated indoor pool, sauna, solarium and spa.

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

Royal Regency	Paris, France	47
Located 20 minutes from the center of Paris on the Metro Line, this resort is ideally suited to exploring this beautiful European city.

Grand Leoniki Resort†	Crete, Greece	39
Grand Leoniki, is a sister resort to Leoniki Residence Resort, and is situated across the road from the beach at Rethymnon on the highly demanded island of Crete. Guests enjoy the exclusive use of the squash court, gym, indoor and outdoor pools and jacuzzi as well as being able to use the health club and saunas. The resort also has an onsite Greek restaurant.

Leoniki Residence†	Crete, Greece	97
This resort is a sister resort to Grand Leoniki Resort, and is located a short walk away from the beach at Rethymnon. It has the same two impressive outdoor swimming pools, a poolside bar and fitness facilities, as well as a full service traditional Greek onsite restaurant.

Village Heights Golf Resort†	Crete, Greece	197
Village Heights Resort overlooks Hersonissos on the north eastern coastline of Crete. The accommodations are built in traditional "Greek Village" style and set in beautifully landscaped gardens, and command breathtaking views of the coast, Hersonissos and its pretty harbor. The resort boasts three swimming pool areas, including a superb infinity style pool as well as a full service onsite spa/health club, with sauna and jacuzzis, gym and aerobics, and massage therapy and its own indoor hydrotherapy pool. In addition, Village Heights has two restaurants, a poolside snack bar, a full bar and an onsite convenience store/gift shop. There is also an 18-hole PGA designed golf course adjacent to the property.

The Village Holiday Club†	Crete, Greece	31
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

Resort	Location	Units
Sun Beach Holiday Club†	Rhodes, Greece	66
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

Palazzo Catalani	Soriano, Italy	17
This resort is a hideaway in the Italian countryside. Located in the medieval village of Soriano nel Cimino, this 17th century building perched on the top of a hill and now housing 17 units was once the mansion of a nobleman. The onsite restaurant specializes in Italian cuisine and features a bar and lounge.

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

Vilar do Golf	Loulé, Portugal	179
Located on the southern coast of Portugal, this resort has 179 one- and two-bedroom units situated around a golf course all with balconies or terraces. Located two kilometers from the beach in the Algarve, the resort amenities include indoor and outdoor pools, gym, sauna, badminton, basketball, volleyball, game room and an onsite restaurant as well as a poolside bar and grill.

The Kenmore Club	Perthshire, Scotland	57
With 57 cottage style units located on the shores of Loch Tay, this is a special resort at the heart of the Scottish highlands, with easy access to explore the local whiskey distilleries. The resort is located a 90-minute drive from Dundee and less than two hours from the historic city of Edinburgh.

Los Amigos Beach Club	Costa del Sol, Spain	139
This resort has 139 units and is situated 300 meters from the beach. It is a short drive to the beautiful cities of Malaga, Marbella, Granada and Seville. Amenities include two outdoor and one indoor swimming pools, tennis courts and miniature golf, as well as two restaurants onsite, a market and a gift shop.

Royal Oasis Club at Benal Beachs	Costa del Sol, Spain	33
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

Resort	Location	Units
Sahara Sunset	Costa del Sol, Spain	149
Styled with Moorish architecture, this resort offers 149 units, all with a balcony or terrace. With a featured landscaped pool, this resort also features an additional outdoor pool, an indoor pool, an onsite restaurant, and newly constructed gym, sauna, spa and steam room.

Club Cala Blanca	Gran Canaria, Spain	92
Situated on Gran Canaria in the Canary Islands, this resort provides 92 one- and two-bedroom units. Built on a beautiful hillside, every room has a sea view and a sunny balcony or terrace. The resort is located 10 minutes away from Puerto de Mogan (known as Canarian Little Venice) and includes an outdoor pool and pool bar and grill, as well as an onsite restaurant.

Club del Carmen	Lanzarote, Spain	65
Located on Puerto del Carmen, this resort is perfectly situated two minutes from the beaches of Playa Grande and Playa Chica. With 65 units, this resort offers an outdoor pool and poolside bar, extensive sun terraces and rooftop deck and onsite restaurant.

Jardines del Sol	Lanzarote, Spain	52
Situated on the southern tip of Lanzarote near Playa Blanca, this resort has been built in the style of a Spanish pueblo blanco, or white village. This resort offers 47 bungalows, 2 two-bedroom and 3 three-bedroom villas and provides an onsite restaurant and outdoor pool.

Garden Lago	Majorca, Spain	81
Situated at the north of the island of Majorca, this resort offers 81 accommodation choices in two- and three-bedroom units. It is located one kilometer from the beach and includes an outdoor pool and whirlpool, gym and sauna, and onsite restaurant as well as many amenities nearby.

White Sands Beach Club†	Menorca, Spain	76
This resort has 76 units on a beachfront location built up into the hillside situated on the island of Menorca. With a central infinity edge pool and convenient snack bar restaurant onsite, this destination is a relaxing place to vacation and is available 44 weeks of the year.

Royal Sunset Beach Club	Tenerife, Spain	125
Located conveniently close to Playa de las Americas' abundant shops, restaurants and nightlife, this resort has a range of facilities situated in sub-tropical gardens and a beautifully landscaped outdoor pool. This resort has 125 units and a private clubhouse with a bar, lounge, restaurant, gym, squash courts and sauna.

Royal Tenerife Country Club	Tenerife, Spain	185
Set amid the greens of the challenging Golf del Sur course, with a focal point of a central landscaped swimming pool and the beach six kilometers away, the resort includes 185 one- and two-bedroom units, tennis courts, gym, restaurant and supermarket.

Santa Barbara Golf and Ocean Club	Tenerife, Spain	276
This resort exhibits Moorish inspired architecture and includes 276 units, most of which have a sea view. The resort amenities include a central pool and whirlpool, two onsite restaurants, a poolside bar and grill, gym, sauna, spa and solarium.

Sunset Bay Club	Tenerife, Spain	248
This village-style resort of 248 units is situated at Torviscas on the outskirts of Playa de las Americas, and is a 10 minute walk from the beach. It has two outdoor pools and a children’s pool, and there are several local shops and restaurants on the property.

Resort	Location	Units
Sunset Harbour Club	Tenerife, Spain	255
This resort has been built in the traditional style of an Andalusian pueblo blanco or white village. Situated on the outskirts of Playa de las Americas, this resort is located near nightlife and many local restaurants and bars. The resort has 255 units, including studio, one-and two-bedroom accommodation choices.

Sunset View Club	Tenerife, Spain	106
With panoramic views of the ocean and a backdrop of the snow-capped Mount Teide volcano, this resort offers 106 one-and two-bedroom units with easy access to the golf courses of the Golf del Sur and numerous local shops and restaurants.

Europe Subtotal		3,468
Total number of units at Managed Resorts		11,352

* Denotes canal boat marinas; number of units denotes number of boats managed.
† Denotes resorts that are only open for a portion of the year.
s    Denotes resorts at which a portion of the unsold VOIs are held for sale and future disposal. See "Note 13—Assets Held for Sale" of our consolidated financial statements included elsewhere in this annual report for further detail.

Affiliated Resorts, Hotels and Cruise Itineraries
The following is a list by geographic location of our affiliated resorts, as of December 31, 2014, which we did not manage and which did not carry our brand, but were a part of our resort network:

AFFILIATED RESORTS - UNITED STATES AND TERRITORIES
Resort	Location
The Shores	Orange Beach, Alabama
London Bridge Resort	Lake Havasu City, Arizona
The Roundhouse Resort	Pinetop, Arizona
Scottsdale Camelback	Scottsdale, Arizona
Sedona Springs Resort	Sedona, Arizona
Villas at Poco Diablo	Sedona, Arizona
Villas of Sedona	Sedona, Arizona
Grand Pacific Resorts - Mountain Retreat	Arnold, California
San Luis Bay Inn	Avila Beach, California
Grand Pacific at Carlsbad Seapointe Resort	Carlsbad, California
Grand Pacific at Carlsbad Inn Beach Resort	Carlsbad, California
RVC’s Cimarron Golf Resort	Cathedral City, California
Grand Pacific at Coronado Beach Resort	Coronado, California
Grand Pacific at RiverPointe Napa Valley	Napa, California
Grand Pacific at Red Wolf Lodge	Olympic Valley, California
Grand Pacific Palisades Resort and Hotel	Palisades, California
Desert Isle of Palm Springs	Palm Springs, California
Oasis Resort	Palm Springs, California
Lodge at Lake Tahoe	South Lake Tahoe, California
Tahoe Beach and Ski Club	South Lake Tahoe, California
Tahoe Seasons Resort	South Lake Tahoe, California
GeoHolidays Heights at Lac Morency	St Hippolyte, Quebec, Canada
Clock Tower	Whistler, British Columbia, Canada
VI at Rosedale on Robson Resort	Vancouver, Canada
The Village at Steamboat Springs	Steamboat Springs, Colorado
Coconut Mallory Resort and Marina	Key West, Florida
Westgate at South Beach	Miami Beach, Florida
Coconut Palms Beach Resort	New Smyrna Beach, Florida
Ocean Beach Club	New Smyrna Beach, Florida
Ocean Sands Beach Club	New Smyrna Beach, Florida
Sea Villas	New Smyrna Beach, Florida
Cypress Pointe Resort	Orlando, Florida
Sea Mountain	Big Island, Hawaii
Sea Village	Big Island, Hawaii
Grand Pacific at Alii Kai Resort	Kauai, Hawaii
Kapaa Shore	Kauai, Hawaii
Pono Kai	Kauai, Hawaii
RVC at Kona Reef	Kona, Hawaii
Fairway Villa	Maui, Hawaii
Ka'anapali Shores	Maui, Hawaii
Papakea Resort	Maui, Hawaii
Valley Isle	Maui, Hawaii
Royal Kuhio	Oahu, Hawaii
Elkhorn Resort	Ketchum, Idaho

Resort	Location
Great Wolf Lodge Kansas City	Kansas City, Kansas
Frenchmen Orleans Resort	New Orleans, Louisiana
Rangeley Lake Resort	Rangeley, Maine
Coconut Malorie	Ocean City, Maryland
Edgewater Beach Resort	Dennis Port, Massachusetts
Beachside Village Resort	Falmouth, Massachusetts
Great Wolf Lodge New England	Fitchburg, Massachusetts
Cove at Yarmouth	Yarmouth, Massachusetts
Great Wolf Lodge Traverse City	Traverse City, Michigan
The Carriage House	Las Vegas, Nevada
Kingsbury of Tahoe	Stateline, Nevada
The Ridge Pointe	Stateline, Nevada
Village of Loon Mountain	Lincoln, New Hampshire
Peppertree Atlantic Beach	Atlantic Beach, North Carolina
Blue Ridge Village	Banner Elk, North Carolina
Great Wolf Lodge Charlotte-Concord	Concord, North Carolina
Great Wolf Lodge Cincinnati-Mason	Mason, Ohio
Great Wolf Lodge Sandusky	Sandusky, Ohio
Embarcadero	Newport, Oregon
The Pines at Sunriver	Sunriver, Oregon
Great Wolf Lodge Pocono Mountains	Poconos Mountains, Pennsylvania
Church Street Inn	Charleston, South Carolina
Island Links Resort	Hilton Head Island, South Carolina
Royal Dunes	Hilton Head Island, South Carolina
Ellington at Wachesaw Plantation	Murrells Inlet, South Carolina
Dunes Village Resort	Myrtle Beach, South Carolina
Peppertree Ocean Club	Myrtle Beach, South Carolina
Gatlinburg Town Square	Gatlinburg, Tennessee
Gatlinburg Town Village	Gatlinburg, Tennessee
Mountain Meadows	Pigeon Forge, Tennessee
Great Wolf Lodge Grapevine	Grapevine, Texas
Villas on Lake at Lake Conroe	Montgomery, Texas
RVC’s The Miner’s Club	Park City, Utah
Great Wolf Lodge Williamsburg	Williamsburg, Virginia
RVC’s The Sandcastle, Birch Bay	Blaine, Washington
Great Wolf Lodge Grand Mound	Grand Mound, Washington
Blackbird Lodge	Leavenworth, Washington
VI at Homestead	Lynden, Washington
Point Brown	Ocean Shores, Washington
Great Wolf Lodge Wisconsin Dells	Wisconsin Dells, Wisconsin
Mirror Lake and Tamarack Resort	Wisconsin Dells, Wisconsin
Teton Club	Jackson, Wyoming
Ricon Beach Resort*	Anasco, Puerto Rico

AFFILIATED RESORTS - MEXICO, THE CARIBBEAN, CENTRAL AND SOUTH AMERICA
Resort	Location
Occidental Grand Aruba	Palm Beach, Aruba
All Seasons Resort*	Barbados
Paradise Harbour Club	Nassau, Bahamas
Grand Palladium Imbassaí Resort & Spa	Nr Salvador, Bahia, Brazil
Occidental Grand Papagayo	Guanacste, Costa Rico
GeoHolidays at Pueblo Real	Quepos, Costa Rica
Grand Palladium Punta Cana Resort and Spa	Punta Cana, Dominican Republic
Occidental Grand Punta Cana	Punta Cana, Dominican Republic
Sirenis Tropical Suites Casino and Aquagames	Punta Cana, Dominican Republic
Grand Palladium Jamaica Resort and Spa	Lucea, Jamaica
Cabo Villas Beach Resort	Cabo San Lucas, Mexico
El Dorado Royale	Cancun, Mexico
Laguna Suites Golf and Spa	Cancun, Mexico
Ocean Spa Hotel	Cancun, Mexico
RVC’s Club Regina Cancun	Cancun, Mexico
Sunset Lagoon Resort	Cancun, Mexico
Sunset Royal Resort	Cancun, Mexico
Allegro Cozumel	Cozumel, Mexico
Occidental Grand Cozumel	Cozumel, Mexico
RVC’s Villa Vera Puerto Isla Mujeres	Isla Mujeres, Mexico
RVC’s Club Regina Los Cabos	Los Cabos, Mexico
El Cid el Moro Beach	Mazatlan, Mexico
El Cid Marina Beach	Mazatlan, Mexico
Occidental Grand Nuevo Vallarta	Nuevo Vallarta, Mexico
Hacienda Tres Rios Resort Spa and Nature Park	Playa del Carmen, Mexico
Grand Palladium Vallarta Resort and Spa	Puerto Vallarta, Mexico
RVC’s Club Regina Puerto Vallarta	Puerto Vallarta, Mexico
El Dorado Seaside	Riviera Maya, Mexico
Allegro Playacar	Riviera Maya, Mexico
Grand Palladium Kantenah Resort and Spa	Riviera Maya, Mexico
Grand Palladium Riviera Resort and Spa	Riviera Maya, Mexico
Grand Sirenis Riviera Maya Resort and Spa	Riviera Maya, Mexico
Occidental Grand Xcaret	Riviera Maya, Mexico
Royal Hideaway Playacar	Riviera Maya, Mexico
RVC’s Villa Vera Puerto Mio Zihuatanejo	Zihuatenajo, Mexico
The Atrium Resort	Simpson Bay, St. Maarten

AFFILIATED RESORTS - ASIA AND AUSTRALIA
Resort	Location
Beach House Seaside Resort	Coolangatta, Australia
Tamarind Sands	New South Wales, Australia
Vacation Village Resort	Port Macquarie, Australia
Tiki Village International Resort	Surfer's Paradise, Australia
Bellbrae Country Club	Victoria, Australia
Mt Martha Valley Resort	Victoria, Australia
Tangla Hotel Beijing*	Beijing, China
HNA Grand Hotel West Beijing*	Beijing, China
HNA Resort Yunqi Hangzhou*	Hangzhou, China
HNA Resort Huagang Hangzhou*	Hangzhou, China
Anantara Vacation Club Sanya	Sanya, China
Tangla Hotel Shenzhen*	Shenzhen, China
HNA Beach & Spa Resort Haikou*	Haikou, China
HNA Business Hotel Downtown Haikou*	Haikou, China
HNA Resort Sanya*	Sanya, China
Tangla Hotel Sanya*	Sanya, China
Tangla Hotel Tianjin*	Tianjin, China
HNA Resort Spa & Golf Xinlong Hainan*	Xinlong, China
Royal Goan Beach Club at MonteRio	Bardez, India
Royal Goan Beach Club at Royal Palms	Benaulin, India
Royal Goan Beach Club at Haathi Mahal	Salcette, India
Anantara Vacation Club Bali Seminyak	Bali, Indonesia
Royal Bali Beach Club at Candidasa	Bali, Indonesia
Royal Bali Beach Club at Jimbaran Bay	Bali, Indonesia
Anantara Vacation Club at Oaks Shores	Queenstown, New Zealand
Anantara Vacation Club at Anantara Bangkok Sathorn	Bangkok, Thailand
Royal Bella Vista Country Club at Chiang Mai	Chiang Mai, Thailand
Anantara Vacation Club Bophut Koh Samui	Koh Samui, Thailand
Royal Lighthouse Villas at Boat Lagoon	Phuket, Thailand
Anantara Vacation Club Phuket Mai Kai	Phuket, Thailand

AFFILIATED RESORTS - EUROPE AND AFRICA
Resort	Location
Holiday Club Schloesslhof	Axams, Austria
Holiday Club Siesta	Scarnitz-GieBenbach, Austria
Mondi-Holiday Hotel Bellevue	Bad Gastein, Austria
Mondi-Holiday Hotel Grundlsee	Grundlsee, Austria
Balkan Jewel Resort	Razlog, Bulgaria
Burnside Park	Bowness-on-Windermere, England
Broome Park Mansion House	Kent, England
Stouts Hill	Uley, England
Walton Apartments	Walton, England
Mondi-Holiday Hotel Oberstaufen	Oberstaufen, Germany
Holiday Club Breitenbergerhof	Meran, Italy
Mondi-Holiday Hotel Tirolensis	Prissiano, Italy
Royal Reserve Safari and Beach Club	Nr Mombasa, Kenya
Gålå Fjellgrend	Gudbrandsdalen, Norway
Pestana Miramir	Funchal, Portugal
Pestana Alvor Park	Madeira, Portugal
Pestana Grand	Madeira, Portugal
Pestana Palms	Madeira, Portugal
Pestana Village	Madeira, Portugal
Pestana Porches Praia	Porches, Portugal
The Peninsula	Cape Town, South Africa
Breakers Resort	KwaZulu-Natal, South Africa
Champagne Sports Resorts	KwaZulu-Natal, South Africa
Avalon Springs	Montagu, Garden Route, South Africa
Jackalberry Ridge	Mpumalanga, South Africa
Wilderness Dunes	Wilderness, Garden Route, South Africa

HOTEL AFFILIATES
Resort	Location
Treasury Hotel and Casino*	Brisbane, Australia
Jupiters Hotel and Casino*	Gold Coast, Australia
Astral Towers*	Sydney, Australia
Astral Residences*	Sydney, Australia
Darling Hotel*	Sydney, Australia
Dorsett Grand Chengdu	Chengdu, China
Cosmo Hotel Mongkok	Hong Kong, China
Cosmopolitan Hotel Hong Kong	Hong Kong, China
Cosmo Hotel Hong Kong	Hong Kong, China
Dorsett Kwun Tong, Hong Kong	Hong Kong, China
Dorsett Tsuen Wan	Hong Kong, China
Lan Kwai Fong Hotel	Hong Kong, China
Silka Far East, Hong Kong	Hong Kong, China

Resort	Location
Silka Seaview, Hong Kong	Hong Kong, China
Silka West Kowloon Hotel	Hong Kong, China
Lushan Resort	Jiangxi, China
Dorsett Shanghai	Shanghai, China
Dorsett Wuhan	Wuhan, China
Basingstoke Country Hotel	Basingstoke, England
Combe Grove Manor	Bath, England
The Imperial Blackpool	Blackpool, England
The Old Ship Hotel	Brighton, England
The Lygon Arms	Broadway, England
The Palace Hotel	Buxton, England
Cheltenham Park Hotel	Cheltenham, England
Redworth Hall Hotel	County Durham, England
Daventry Court Hotel	Daventry, England
The Majestic Hotel Harrogate	Harrogate, England
Hinckley Island Hotel	Hinckley, England
Dorsett Shephers Bush	London, England
The Oxford Hotel	Oxford, England
Shrigley Hall Hotel Golf & Country Club	Shrigley, England
Billesley Manor Hotel	Stratford, England
The Imperial Hotel Torquay	Torquay, England
Walton Hall	Walton, England
Walton Hotel	Walton, England
AGORA Fukuoka Hilltop Hotel and Spa	Fukuoka, Japan
Imaiso Hotel and Hot Springs	Kawazu, Japan
Nanzanso Hotel and Hot Springs	Nagaoka, Japan
Hotel Agora Regency Sakai	Osaka, Japan
Hotel Agora Osaka Moriguchi	Osaka, Japan
Oncri Hotel and Hot Springs	Saga City, Japan
Nojiriko Hotel EL Bosco	Shinano-Machi, Japan
Agora Place Asakusa	Toyko, Japan
Silka Johor Bahru	Johor Bahru, Malaysia
Damas Suites & Residences	Kuala Lumpur, Malaysia
Dorsett Regency Kuala Lumpur	Kuala Lumpur, Malaysia
Regalia Residence	Kuala Lumpur, Malaysia
Silka Cheras	Kuala Lumpur, Malaysia
Silka Maytower Hotel & Serviced Residences	Kuala Lumpur, Malaysia
Dorsett Grand Labuan	Lubuan, Malaysia
Dorsett Grand Subang	Subang Jaya, Malaysia
The Carlton Hotel	Edinburgh, Scotland
Stirling Highland Hotel	Stirling, Scotland
The Marine Hotel	Troon, Scotland
Dorsett Singapore	Singapore, Singapore
The Angel Hotel	Cardiff, Wales

CRUISES
Cruise	Location
Norwegian Cruise Lines	Alaska
Alaskan Glacier Bay Cruise
Norwegian Cruise Lines	Baltic Capitals
Baltic Capitals Cruise
Norwegian Cruise Lines	Caribbean
Eastern Caribbean Cruise
Norwegian Cruise Lines	Mediterranean
Western Mediterranean Cruise

* Denotes a resort, hotel or cruise itinerary with which we have recently entered into an affiliation arrangement, but which had not yet been integrated into our network, and therefore was not available to our members, as of December 31, 2014.
Diamond Luxury Selection
In addition to our managed resorts and affiliated resorts, since October 2013 we have offered members with large point ownership, as an additional Club benefit, the ability to use their points to rent from a collection of approximately 2,500 private luxury properties, including villas, resorts, boutique hotels and yachts, through participation in The Diamond Luxury Selection. In general, a qualifying member is able to rent these private luxury properties by depositing a designated number of points with us, and we are then required to pay to the owners of these private luxury properties, on behalf of our members, a rental fee. This rental fee determines the number of points required to be used by our members for any particular rental. We also have the option of using these properties for marketing or rental purposes. Similar to our affiliated resorts, we do not manage these luxury properties, they do not carry our brand name and they are not part of any of our Diamond Collections or our resort network.
Our Flexible Points-Based Vacation Ownership System and the Clubs
Our Points-Based System. Our customers become members of our vacation ownership system by purchasing points, which act as an annual currency that is exchangeable for occupancy rights in accommodations at the managed and affiliated resorts in our network. In 2014, the average cost to purchase points equivalent to an annual one-week vacation at one of the U.S. resorts in our network was $27,434. Purchasers of points do not acquire a direct ownership interest in the resort properties in our network. Rather, our customers acquire a membership in one of the eight Diamond Collections. Legal title to the interests in our resort properties in a Diamond Collection, other than the Latin America Collection, is held by the trustee or the Collection Association for that Diamond Collection for the benefit of the members and, with respect to resorts in which interests are not wholly owned by a Diamond Collection, by unaffiliated third parties that also hold interests in the applicable resort.
The principal advantage of our points-based system is the flexibility it gives to members with respect to the use of their points versus the use of traditional intervals. With traditional intervals, an owner has the “fixed” use of a specific accommodation type for a one-week time period at a specific resort or has the “floating” use of a specific type of accommodation for a week to be selected for a particular season at that same resort. An owner may alter his or her vacation usage by exchanging the interval through an external VOI exchange program with which the resort is affiliated, such as Interval International or RCI, for which a fee is charged by the exchange company. Unlike interval owners, points holders can redeem their points for one or more vacation stays in the resorts included in our network (subject to membership type limitations, availability and having the number of points required in their account) without having to use an external exchange company and without having to pay any exchange transaction fees. Because points function as currency within our network, our members have flexibility to choose the location, season, duration and size of accommodation for their vacation based on their annual points allocation, limited only by the range of accommodations within our network and subject to availability. Our members may also “save” their points from prior years, “borrow” points from future years, or pay cash for additional one-time points usage for additional flexibility with respect to reserving vacations at peak times, in larger accommodations, for longer periods of time or for vacationing more often throughout the year.
We evaluate and allocate a points value for each of the resorts in our network. Points values are determined by unit type for each resort and are based on season, demand, location, amenities and facilities. We make a points directory available to our customers online, which allows them to evaluate how they may allocate their available points and select dates and locations for stays at resorts within our network, subject to certain rules and restrictions. For example, customers are subject to forfeiture of points if they cancel reservations within certain time periods prior to their scheduled arrival. Members must also save unused points for use in the subsequent year within a specified deadline each year or else such points will no longer be valid for use. Unlike owners of traditional deeded intervals, owners of our points may book stays of varying durations at the resorts in our network and may purchase additional points to increase their vacation options within our network.
We operate both in-house and outsourced call centers globally for customers to make reservations. We expect to discontinue the outsourced call center in late 2015 and bring all call center services in-house at that time. In addition, we offer a comprehensive online booking service which members can use to reserve stays at the resorts in our network, manage their purchased points and pay fees. We also manage an in-house concierge service for our members with large point ownership at a higher loyalty tier of Club membership, offering services 24/7 globally.
In January 2013, our European subsidiary introduced a new product (the “European Term Product”) available to purchasers in Europe. Purchasers of the European Term Product receive an allocation of points which represents an assignment of a specific week or weeks in a specific unit (without specific occupancy rights), at certain of our European resort properties, as well as use rights to any of the resort properties within our European Collection, for a period of 15 years. At the end of the 15-year period, the trustee of the European Collection will attempt to sell the unit and the net proceeds will be distributed to the then current owners of the unit, which may, or may not, include us. The current trustee of the European Collection also provides trust services relating to the European Term Product. The owners of the European Term Product pay annual maintenance fees at substantially the same rate as owners of points in our European Collection and are also members of THE Club and pay Club fees as part of their maintenance fees. The majority of VOI sales in Europe for the year ended December 31, 2014 were in the European Term Product, and a large majority of the sales of the European Term Product have been to existing owners of points in the European Collection. While we intend to focus on VOI sales in the form of points, we continue to offer the European Term Product to our customers.
The Clubs. Through the Clubs, we operate VOI exchange programs that enable our members to use their points, or points equivalent in the case of intervals, at resorts within our resort network, subject to certain rules and restrictions. The Clubs continue to provide services to a segment of the membership base who historically purchased intervals at some of our managed properties. Purchasers of points are automatically enrolled in THE Club, except for purchasers in Florida and Mexico who must affirmatively elect to join THE Club. THE Club provides members with access to all resorts in our network and offers the full range of member services. In certain circumstances, we offer a restricted version of THE Club for a lower annual fee for certain of our members, which allows members to stay at a limited selection of resorts within our network and provides members with a more limited offering of Club benefits. For example, following the ILX Acquisition and the PMR Acquisition, we offered all members of the Premiere Vacation Collection and the Monarch Grand Collection, respectively, the opportunity to purchase a limited Club offering, which entitled them to use their points at a range of selected resorts in our system.
In addition to the exchange programs, the Clubs offer a global array of other member benefits, discounts, offers and promotions that allow members to exchange points for a wide variety of products and travel services, including airfare, cruises and guided excursions. Most members of the Clubs, irrespective of ownership of points or intervals, have access to an external VOI exchange program for vacation stays at resorts outside of the Clubs' resort network if they desire, as the annual membership fee generally also includes annual membership in the Interval International external exchange program. For our more limited Club offerings, exchanges through the Interval International external exchange program typically require payment to Interval International of an additional membership fee.
Generally, members of the Clubs do not have the right to terminate their membership. However, due to regulatory requirements, members who purchase points in Arizona, California, Florida, Hawaii and Mexico may terminate their membership in the Clubs under specific circumstances. To date, only a minimal number of purchasers of points have opted out of the Clubs. Following the ILX Acquisition and the PMR Acquisition, we also offered the existing members of the Premiere Vacation Collection and the Monarch Grand Collection the option to opt out of our limited Club offerings that were granted following the respective acquisitions.
In addition to annual dues associated with the Clubs, we have also earned revenue associated with legacy owners of deeded intervals at resorts that we acquired in our strategic acquisitions exchanging the use of their intervals for membership in the Clubs, which requires these owners to pay the annual fees associated with Club membership. Furthermore, we also earn reservation protection plan revenue, which is an optional fee paid by customers when making a reservation to protect their points should they need to cancel their reservation, and through our provision of travel-related services and other affinity programs. In the past, we also earned revenue associated with customer conversions into THE Club, which involved the payment of a one-time fee by interval owners who wished to retain their intervals but also participate in THE Club. Expenses associated with our operation of the Clubs include costs incurred for in-house and outsourced call centers, member benefits, annual membership fees paid to a third-party exchange company, where applicable, and administrative expenses.

Operation and Management of the Diamond Collections
Purchasers of points acquire interests in one of the eight Diamond Collections. For each Diamond Collection for which a trustee holds legal title to the deeded fee simple real estate interests or the functional equivalent, or, in some cases, leasehold real estate interests for the benefit of the respective Diamond Collection's association members in accordance with the applicable agreements, we have entered into a trust agreement with the trustee. Neither the Premiere Vacation Collection nor the Monarch Grand Vacation Collection has a separate trustee, but fee simple title to the real estate interests in such Diamond Collection is held in trust by a Collection Association. Under the trust agreements, points are established as the currency to be used by members for the use and occupancy of accommodations held in trust. For the Latin America Collection, the Cabo Azul developer is entitled to use and occupancy rights with respect to unsold accommodations at the Cabo Azul resort under the terms of a Mexican land trust and the cabo declaration. We use the same trustee for each of the U.S. Collection, California Collection and Hawaii Collection. The trustee is an institution independent of us and has trust powers. Parallel trust agreements for the resorts in Europe are in place with another independent trustee. The Diamond Collections generally have members’ associations, which are organizations of persons who own membership points in the applicable Diamond Collection, that are managed by a board of directors. The associations act as agents for all of the members in collecting assessments and paying taxes, utility costs and other costs incurred by the trust on behalf of members. Generally, the term of each trust, except the European trusts, is perpetual (or in the case of the cabo trust, may be renewed or reconstituted and thus is practically perpetual) and may only be terminated with a unanimous vote of the board of directors and approval by a significant majority of the voting power of members. The European Collection trusts, including customer use rights, expire in approximately 40 years. The Mediterranean Collection trusts, including customer use rights, expire between the end of December 2029 and the end of December 2043.
In accordance with the trust agreements, the boards of these trusts have entered into management agreements with us pursuant to which the board’s management powers are delegated to us. The management agreements generally have three to ten year terms and automatically renew for additional three to ten year terms unless terminated by the applicable members’ association. Through THE Club, members with full membership access may use their points for accommodations at any of the 93 resorts that we manage, at any of our 236 affiliated resorts and hotels or on four cruise itineraries, and, through our limited Club offerings, members may use their points, or points equivalent in the case of intervals, to stay at specified groups of resorts in our network. Members of a particular Diamond Collection have the ability to make reservations at resorts within that Diamond Collection before those resorts are open for bookings by members of other Diamond Collections.
Title to the VOIs included in our U.S. Collection, California Collection and Hawaii Collection has been transferred into the applicable trust in perpetuity, other than leasehold interests which are conveyed for the term of the lease. Title to the U.S. and Mexican VOIs included in the Premiere Vacation Collection and the Monarch Grand Collection is vested in the applicable Collection Association for the benefit of its members. Title to the Latin America Collection is held in a Mexican land trust, and the Cabo Azul developer owns all unsold points. For each of the Diamond Collections, pursuant to the applicable trust and related agreements, we have the right to hold as inventory for sale a significant number of unsold points. Further, in North America, we hold title (via subsidiary resort developer entities) to certain intervals which have not yet been transferred to a Diamond Collection. When these intervals are transferred to a Diamond Collection, we will receive an allocation of points. The majority of the common areas for resorts located in North America are owned by the related HOA. At certain locations, we own commercial space which we utilize for sales centers as well as other guest services, such as a gift shop, mini-market or a food and beverage facility. The amount of such commercial space represents an insignificant portion of our total facilities and no such space is used for any significant retail or commercial operations.
Legal title to substantially all of our managed resorts in our European Collection is generally held in one or more land-holding trusts which have an independent trustee for our benefit and the benefit of our interval owners, as applicable. A substantial portion of our beneficial interest in these resorts is held by the trusts for the benefit of the European Collection points owners. The trusts hold title in various ways, including as owner of a freehold interest, as the tenant under long term leases and through other contractual arrangements at various resorts. For the most part, the leases and other contractual arrangements, as well as the use rights of our interval owners, have terms that expire beginning in 2054, at which point we generally regain full use and ownership of certain of the underlying resorts. In addition, we hold leasehold interests in five of our Diamond Resorts managed European resorts. We lease units for the exclusive use of the European Collection at two of these resorts under long-term leases expiring in 2054 and 2055. Additionally, THE Club leases three other resorts in Europe for use by its members under an arrangement that expires in 2018, with two five-year renewal periods at our option. The European Collection has a board of directors that is comprised of five directors, three of whom are appointed by the developer and two of whom are appointed by the points holders. The board of directors of the European Collection is responsible for endorsing the pro rata allocation of the individual resort budgets that have been approved by their respective governing bodies. Legal title to all of the resorts acquired in connection with the Aegean Blue Acquisition is vested with third-party owners and is leased under long-term lease agreements to the Mediterranean Collection. These long-term leases have termination dates contemporaneous with the termination of the use rights of the members of the Mediterranean Collection.

Each Diamond Collection member is required to pay to the respective Diamond Collection a share of the overall cost of that Diamond Collection's operations, which includes that Diamond Collection's share of the costs of maintaining and operating the component resort units within that Diamond Collection. A specific resort property may have units that are included in more than one Diamond Collection, or have a combination of units owned by a Diamond Collection and by individual interval owners. To the extent that an entire resort property is not held completely within a specific Diamond Collection, each Diamond Collection pays only the portion of operating costs attributable to its interval ownership in that resort. With the exception of the Mediterranean Collection, each Diamond Collection member's annual maintenance fee is composed of a base fee and a per point fee based on the number of points owned by the member. The annual maintenance fee is intended to cover all applicable operating costs of the resort properties and other services, including reception, housekeeping, maintenance and repairs, real estate taxes, insurance, rental expense, accounting, legal, human resources, information technology and funding of replacement and refurbishment reserves for the underlying resorts. The annual maintenance fee for a holder of points equivalent to one week at one of the resorts in our network generally ranges between $1,411 and $1,842 per year, with an average of $1,627. Assessments may be billed if insufficient operating funds are available or if planned capital improvements exceed the amount of available replacement and refurbishment reserves. If the member does not pay annual maintenance fees or any assessment, the member's use rights may be suspended, and the Diamond Collection may enforce its lien and recover the member's points, subject to the rights of the member's lender, if any. The Diamond Collections then effectively assign their recovery rights to us through their respective inventory recovery agreements with us.
Managed Resorts Outside of Diamond Collections
VOIs for a limited number of the resorts managed by us, consisting principally of the resorts acquired in the Island One Acquisition, are not included in any of our Diamond Collections. Owner-families hold deeded VOIs in these resorts. See “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview” for the definition of the Island One Acquisition. Unsold intervals have been allocated point equivalent amounts that allow members of the Clubs to stay at these resorts.
Interval Ownership
In addition to points, we historically marketed and sold intervals. We generally discontinued selling intervals in October 2007, although several of the resorts we manage continue to have a significant number of legacy deeded interval owners. We believe that points offer our members greater choice and flexibility in planning their vacations as compared to intervals. From an operational perspective, our points-based structure enables us to efficiently manage our inventory and sales centers by selling points-based access to our global network from any sales location, rather than being limited to selling intervals at a specific resort. In addition, the recovery of points-based inventory from our members who default on their maintenance fee or loan payments is easier than the recovery of interval-based products, which are typically governed by local real estate foreclosure laws that can significantly lengthen recovery periods and increase the cost of recovery.
An interval typically entitles the owner to use a fully-furnished vacation accommodation for a one-week period, generally during each year or in alternate years, usually in perpetuity. Typically, the owner holds either a fee simple ownership interest in a specific vacation accommodation or an undivided fee simple ownership interest in an entire resort. An interval owner has the right to stay only at the specific resort from which the interval owner has purchased the interval. However, many of our interval owners in the U.S. are also members of one of the Clubs, and thereby are entitled to the points equivalent for their interval which they may use to stay at other resorts in our network.
Each interval owner is required to pay an annual maintenance fee to the related HOA to cover the owner's share of the cost of maintaining the property. The annual maintenance fee is intended to cover the owner's share of all operating costs of the resort and other related services, including reception, housekeeping, maintenance and repairs, real estate taxes, insurance, rental expense, accounting, legal, human resources and information technology. In addition, the annual maintenance fee includes an amount for the funding of replacement and refurbishment reserves for the related resort to provide for future improvements when necessary. Assessments may be billed if insufficient operating funds are available or if planned capital improvements exceed the amount of available replacement and refurbishment reserves. Annual maintenance fees for interval owners generally range between $591 and $1,589 per year for a one-week interval, with an average of $975. If the owner does not pay the annual maintenance fees or any assessment, the owner's use rights may be suspended, and the HOA may enforce its lien on the owner's intervals, subject to the rights of the owner's lender, if any. See “Recovery of VOIs.” The amount of an interval owner's annual maintenance fees and assessments is determined on a pro rata basis consistent with such person's ownership interest in the resort. For purposes of this allocation, each of the Diamond Collections is assessed annual maintenance fees and assessments based on the intervals held by such Diamond Collection.

Relationship among Points Owners, THE Club, HOAs and Diamond Collections
The following diagram depicts the relationship among our points owners that are members of THE Club, the HOAs and the Diamond Collections:
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
With respect to members who fail to pay their annual maintenance fee or any assessment, we have entered into inventory recovery agreements with a substantial majority of the Diamond Collections and HOAs for our managed resorts in North America, together with similar arrangements with the European Collection and a majority of our European managed resorts. Each agreement provides that in the event that a member fails to pay these amounts, we have the option to enforce the rights of the HOA or Diamond Collection with respect to the subject VOI, which includes preventing members from using their points or intervals and, if the delinquency continues, recovering the property in the name of the HOA or Diamond Collection. Our rights to recover VOIs for failure to pay annual maintenance fees or assessments are subject to any prior security interest encumbering such VOI, including any interest we hold as a lender on a consumer loan. We are responsible for payment of certain fees, ranging from 45% to 100% of the annual maintenance fees relating to the defaulted intervals or points. Depending upon whether the VOI in default is intervals or points, recovery is effected through a foreclosure proceeding or by contract termination. The recovery of points is more efficient than the recovery of intervals, because the recovery of intervals is governed by local real estate foreclosure laws that significantly lengthen recovery periods and increase the cost of recovery.
Under the terms of our inventory recovery agreements, we are granted full use of the inventory as a result of delinquent annual maintenance fees or assessments for rental and marketing purposes, and we are under no obligation to commence recovery proceedings. Generally, when we recover intervals, we pay from approximately one to three years' worth of annual maintenance fees on such intervals. Upon recovery, the HOA or Diamond Collection transfers title to the VOI to us, and we are responsible for all annual maintenance fees and assessments thereafter. We have written or oral agreements with most of our European HOAs that provide us similar rights with respect to recovering delinquent VOIs. After recovery, VOIs are returned to our inventory and become available for sale. Although we recover inventory in the form of intervals as well as points, all inventory recovered is sold in the form of points. Recovered intervals are transferred to one of the Diamond Collections and become part of our points-based system.
Between January 2009 and December 31, 2014, we have experienced a default rate on our financed sales ranging from 5.7% and 8.6% (as measured on an annual average). VOIs recovered through the default process are added to our existing inventory and resold at full retail value. Although the volume of points or intervals that we recover could fluctuate in the future for various reasons, we have recovered in the ordinary course of our business approximately 2% to 5% of the total outstanding VOIs in each of the past six years. Recovered VOI inventory may be sold by us in the form of points to new customers or existing members.
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
In our Vacation Interest Sales and Financing business, we compete for prospects, sales leads and sales personnel from established, highly visible vacation ownership resort operators, as well as a fragmented array of smaller operators and owners. In marketing and selling VOIs, we compete against not only vacation ownership companies, but also the vacation ownership divisions of other hospitality companies. Our competitors include Bluegreen Corporation, Hilton Hotels Corporation, Marriott Vacations Worldwide Corporation, Starwood Hotels and Resorts Worldwide, Inc. and Wyndham Worldwide Corporation. In addition, in certain markets, we compete with many established companies focused primarily on vacation ownership, and it is possible that other potential competitors may develop properties near our current resort locations and thus compete with us in the future. We also compete with other vacation options such as cruises, as well as alternative lodging companies such as HomeAway and Airbnb, which operate websites that market available furnished, privately-owned residential properties in locations throughout the world, including homes and condominiums, that can be rented on a nightly, weekly or monthly basis, and particularly in Europe, low-cost tour operators. We believe that the vacation ownership industry will continue to consolidate in the future. In our rental of VOIs, we compete not only with all of the foregoing companies, but also with traditional hospitality providers such as hotels and resorts. In our consumer financing business, we compete with numerous subsets of financial institutions, including mortgage companies, credit card issuers and other providers of direct-to-consumer financing. These providers permit purchasers to utilize a home equity line of credit, mortgage, credit card or other instrument to finance their VOI purchase.
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
In addition, the majority of states and jurisdictions where the resorts in our network are located extensively regulate the creation and management of vacation ownership resorts, the marketing and sale of VOIs, the escrow of purchaser funds and other property prior to the completion of construction and closing, the content and use of advertising materials and promotional offers, the delivery of an offering memorandum describing the sale of VOIs and the creation and operation of exchange programs and the multi-site vacation interest plan reservation system. Many other states and certain foreign jurisdictions have adopted similar legislation and regulations affecting the marketing and sale of VOIs to persons located in those jurisdictions. In addition, the laws of most states in which we sell VOIs grant the purchaser of the interest the right to rescind a purchase contract during the specified rescission period provided by law. Rescission periods vary by jurisdiction in which we operate, but typically are five to 15 days from the date of sale.

The Diamond Collections are required to register pursuant to applicable statutory requirements for the sale of VOI plans in an increasing number of jurisdictions. For example, our subsidiary that serves as the developer of the U.S. Collection is required to register pursuant to the Florida Vacation Plan and Timesharing Act. Such registrations, or any formal exemption determinations, for the Diamond Collections confirm the substantial compliance with the filing and disclosure requirements of the respective timeshare statutes by the applicable Diamond Collection. They do not constitute the endorsement of the creation, sale, promotion or operation of the Diamond Collections by the regulatory body, nor relieve us or our affiliates of any duty or responsibility under other statutes or any other applicable laws. Registration under a respective timeshare act is not a guarantee or assurance of compliance with applicable law nor an assurance or guarantee of how any judicial body may interpret the Diamond Collections' compliance therewith.
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
A number of the U.S. federal, state and local laws, including the Fair Housing Amendments Act of 1988 and the Americans with Disabilities Act, impose requirements related to access to and use by disabled persons of a variety of public accommodations and facilities. A determination that we are subject to and that we are not in compliance with these accessibility laws could result in a judicial order requiring compliance, imposition of fines or an award of damages to private litigants. If an HOA at a resort was required to make significant improvements as a result of non-compliance with these accessibility laws, assessments might be needed to fund such improvements, which additional costs might cause owners of VOIs to default on their mortgages or cease making required HOA assessment payments. In addition, the HOA under these circumstances may pursue the resort developer to recover the cost of any corrective measures. Any new legislation may impose further burdens or restrictions on property owners with respect to access by disabled persons. To the extent that we hold interests in a particular resort (directly or indirectly through our interests in a Diamond Collection), we would be responsible for our pro rata share of the costs of improvements resulting from non-compliance with accessibility laws.
The marketing and sale of our points-based VOIs and our other operations in Europe are subject to national regulation and legislation. Directive 2008/122/EC of the European Parliament (the “Directive”) regulates vacation ownership activities within the European Union (which includes the majority of the European countries in which we conduct our operations). The Directive required transposition into domestic legislation by the members of the European Union no later than February 23, 2011 and replaced the previous regulatory framework introduced by EC Directive 94/47/EC. Most of our purchasers in Europe are residents of the United Kingdom, where the Directive has been implemented under The Timeshare, Holiday Products, Resale and Exchange Contracts Regulations 2010. The Directive has now been implemented in all other member states, as well as in Norway, which, although not a member of the European Union, is a member of the European Economic Area. The Directive (i) requires delivery of specified disclosure in the potential purchaser's native language (some of which must be provided in a specified format); (ii) requires a “cooling off” rescission period of 14 calendar days after they return to their resident country and (iii) prohibits any advance payments in all member states.
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
We are also subject to the laws and regulations of Mexico, including regulations applicable to developers and providers of timeshare services throughout Mexico, with respect to our operations of the Cabo Azul Resort, located in Baja California Sur, Mexico, and the Sea of Cortez Beach Club located in Sonora, Mexico. In addition to specific timeshare rules and regulations, we are also subject to the constitution and other laws and regulations of Mexico, including limitations with respect to ownership of land near Mexico's borders and beaches by Mexican citizens and companies (including Mexican subsidiaries of foreign companies); provided, however, that the federal government may grant the same right to foreign parties if they agree to consider themselves Mexican nationals with respect to such property and bind themselves not to invoke the protection of their governments in matters relating thereto and take title through a Mexican trust.
All of the countries in which we operate have consumer protection and other laws that regulate our activities in those countries.
We believe that we are in compliance with all applicable governmental regulations, except where non-compliance would not reasonably be expected to have a material adverse effect on us.
Seasonality
Historically, our fiscal quarter ended March 31 has produced the weakest operating results primarily due to the effects of reduced leisure travel. The next three quarters have historically produced the strongest operating results because they coincide with the typical summer vacation season and winter holidays, which result in a greater number of families vacationing as compared to the first fiscal quarter. Generally, a greater number of vacationers at the resorts in our network results in higher tour flow through our sales centers and increased VOI sales.
Insurance
We generally carry commercial general liability insurance. With respect to resort locations that we manage and for corporate offices, we and the HOAs carry all-risk property insurance policies with fire, flood, windstorm and earthquake coverage as well as additional coverage for business interruption arising from insured perils. Further, we carry pollution insurance on all Diamond Resorts managed resort and administrative locations, which covers multiple perils, including exposure to Legionnaire's Disease. We believe that the insurance policy specifications, insured limits and deductibles are similar to those carried by other resort owners and operators. There are certain types of losses, such as losses arising from acts of war or terrorism, which are not generally insured because they are either uninsurable or not economically insurable.
Intellectual Property
We own and control a number of trade secrets, trademarks, service marks, trade names, copyrights and other intellectual property rights, including Diamond Resorts International®, THE Club®, Polo Towers & Design®, Relaxation . . . simplified®, Diamond Resorts®, DRIVENSM, The Meaning of Yes®, We Love to Say YesTM, Vacations for Life®, Affordable Luxury. Priceless MemoriesTM and Stay VacationedTM, which, in the aggregate, are of material importance to our business. We are licensed to use technology and other intellectual property rights owned and controlled by others, and we license other companies to use technology and other intellectual property rights owned and controlled by us. In addition, we have developed certain proprietary software applications that provide functionality to manage lead acquisition, marketing, tours, gifting, sales, contracts, member profiles, maintenance fee billing, property management, inventory management, yield management and reservations.
Environmental Matters
The resort properties that we manage are subject to federal, state and local laws and regulations relating to the protection of the environment, natural resources and worker health and safety, including laws and regulations governing and creating liability relating to the management, storage and disposal of hazardous substances and other regulated materials and the cleanup of contaminated sites. The resorts are also subject to various environmental laws and regulations that govern certain aspects of their ongoing operations. These laws and regulations control such things as the nature and volume of wastewater discharges, quality of water supply and waste management practices. The costs of complying with these requirements are generally covered by the HOAs that operate the affected resort property, and the majority of the HOAs maintain insurance policies to insure against such costs and potential environmental liabilities. To the extent that we hold interests in a particular resort (directly or indirectly through our interests in a Diamond Collection), we would be responsible for our pro rata share of losses sustained by such resort as a result of a violation of any such laws and regulations.
Employees
As of December 31, 2014, we had approximately 7,100 full and part-time employees. Our employees are not represented by a labor union, with the exception of 137 employees in St. Maarten, 126 employees in Mexico, 273 employees in Hawaii and 25 employees in Nevada. Certain of our employees in Europe are also represented by unions. We are not aware of any union organizational efforts with respect to our employees at any other locations. We believe we have a good relationship with the members of our workforce.
Company History
Diamond Resorts Corporation ("DRC"), formerly Sunterra Corporation, was incorporated under the name KGK Resorts, Inc. in May 1996, completed an initial public offering in August 1996 and became known as Sunterra Corporation in 1998. Sunterra Corporation sought protection under Chapter 11 of the Bankruptcy Code in May 2000 as a result of defaults on its senior unsecured notes and its secured credit facilities. Sunterra Corporation fulfilled the conditions to the effectiveness of its plan of reorganization and emerged from Chapter 11 in July 2002.
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
In April 2007, Diamond Resorts Parent, LLC ("DRP"), through a wholly-owned subsidiary, acquired Sunterra Corporation by merger. Sunterra Corporation's existing equity was canceled and it became a wholly-owned indirect subsidiary of DRP. The Diamond management team assumed leadership of DRP in connection with the merger. In addition, Sunterra Corporation changed its name to Diamond Resorts Corporation.
On July 24, 2013, Diamond Resorts International, Inc. ("DRII") closed the initial public offering of an aggregate of 17,825,000 shares of its common stock at the IPO price of $14.00 per share (the "IPO"). In the IPO, DRII sold 16,100,000 shares of common stock, and Cloobeck Diamond Parent, LLC ("CDP"), in its capacity as a selling stockholder, sold 1,725,000 shares of common stock. Prior to the consummation of the IPO, DRII was a newly-formed Delaware corporation, incorporated in January 2013, that had not conducted any activities other than those incident to its formation and the preparation of filings with the SEC in connection with the IPO. DRII was formed for the purpose of changing the organizational structure of DRP from a limited liability company to a corporation. Immediately prior to the consummation of the IPO, DRP was the sole stockholder of DRII. In connection with, and immediately prior to the completion of the IPO, each member of DRP contributed all of its equity interests in DRP to DRII in return for shares of common stock of DRII. Following this contribution, DRII redeemed the shares of common stock held by DRP and DRP was merged with and into DRII. As a result, DRII is now a holding company, and its principal asset is the direct and indirect ownership of equity interests in its subsidiaries, including DRC. We refer to these and other related transactions entered into substantially concurrently with the IPO as the "Reorganization Transactions."
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

ITEM 1A.    RISK FACTORS
Our business, financial condition and results of operations are subject to various risks, including those described below, which in turn may affect the value of our securities. In addition, other risks not presently known to us or that we currently believe to be immaterial may also adversely affect our business, financial condition and results of operations, perhaps materially. The risks discussed below also include forward-looking statements, and actual results and events may differ substantially from those discussed or highlighted in these forward-looking statements. Before making an investment decision with respect to any of our securities, you should carefully consider the following risks and uncertainties described below and elsewhere in this annual report. See also “Cautionary Statement Regarding Forward-Looking Statements.”

Risks Related to Our Business
Unfavorable general economic conditions have adversely affected our business and potential deterioration in conditions in the U.S. and globally could result in decreased demand for VOIs and our ability to obtain future financing.
There have been periods, including from 2008 through 2010, in which our business has been materially adversely affected by unfavorable general economic conditions, including effects of weak domestic and world economies resulting, in part, from the instability of global financial markets and regional economies caused by the recent European debt crisis, high unemployment, a decrease in discretionary spending, a decline in housing and real estate values, limited availability of financing and geopolitical conflicts. Future volatility and disruption in worldwide capital and credit markets and any declines in economic conditions in the U.S., Europe and in other parts of the world could adversely impact our business and results of operations, particularly if the availability of financing for us or for our customers is limited, or if general economic conditions adversely affect our customers' ability to pay amounts owed under our loans to them or for maintenance fees or assessments. If the HOAs and Collection Associations are unable to collect maintenance fees or assessments from our customers, not only would our management fee revenue be adversely affected, but the resorts we manage could fall into disrepair and fail to comply with the quality standards associated with the Diamond Resorts brand, which could decrease customer satisfaction, tarnish our reputation and impair our ability to sell our VOIs.
Our revenues are highly dependent on the travel industry and declines in or disruptions to the travel industry, such as those caused by adverse economic conditions, terrorism and man-made disasters may adversely affect us.
A substantial amount of our VOI sales activities occur at the managed resort locations in our network, and the volume of our sales correlates directly with the number of prospective customers who visit these resorts each year. The number of visitors to these resorts depends upon travel industry conditions, on an overall basis and in the specific geographic areas in which our resorts are located. Such conditions may be adversely affected by a variety of factors, such as weather conditions, general travel patterns and the potential impact of natural disasters and crises.

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
More generally, the travel industry has been hurt by various events occurring in prior years, including the effects of weak domestic and global economies. A sustained downturn in travel patterns, including as a result of increases in travel expenses such as higher airfares or gasoline prices, could cause a reduction in the number of potential customers who visit the managed resorts in our network. If we experience a substantial decline in visitors to these resorts, our VOI sales would likely decline.
Our future success depends on our ability to market VOIs successfully and efficiently, including sales to new members, as well as sales of additional points to our existing ownership base.
We compete for customers with hotel and resort properties and with other vacation ownership resorts and other vacation options such as cruises. The identification of sales prospects and leads, and the marketing of our products to those leads, are essential to our success. We have incurred and will continue to incur significant expenses associated with marketing programs in advance of closing sales to the leads that we identify. If our lead identification and marketing efforts do not yield enough leads or we are unable to successfully convert sales leads to a sufficient number of sales, our growth, including from our efforts to expand Club revenue, and our overall financial performance may be adversely affected. Recently, we have expanded our use of hospitality-focused marketing methods, such as enhanced mini-vacation packages focused on small groups of potential customers. These marketing methods are more expensive and require a greater commitment of resources than traditional marketing activities, and there can be no assurance that we will be successful in continuing to expand these efforts.
In addition, a significant portion of our sales are additional points purchased by existing members who previously purchased points from us, and our results of operations depend in part on our ability to continue making sales to these members. Our recent rate of sales of additional points to existing owners who previously purchased points from us may not be sustainable in future periods. Furthermore, we do not receive all of the same benefits from sales of additional points to these existing members as we do from sales of points to new members, such as new Club members paying the associated fees and to whom we can offer services, activities and upgrade opportunities and an expanded ownership base to which we can potentially sell additional points.
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
If we experience a significant decline in our inventory of points available for sale, we may be required to expend more capital to acquire or build inventory.
We have entered into inventory recovery agreements with substantially all of the Diamond Collections and HOAs for our managed resorts in North America, together with similar arrangements with the European Collections and a majority of our European managed resorts. Pursuant to these agreements and arrangements, we have the option to recapture VOIs either in the form of points or intervals, and bring them into our inventory for sale to customers. During each of the past six years, approximately 2% to 5% of the outstanding points or intervals were recovered by us pursuant to these agreements. We need to maintain such level of recovery to provide us with our relatively low-cost inventory of VOIs for sales to our customers. However, the volume of points or intervals recovered by us could decline in the future for a variety of reasons, including as a result of termination or non-renewal of our inventory recovery agreements. In addition, if a viable VOI resale market were to develop in the future, our members may choose to resell their interests to third parties. Further, in the event applicable state law makes it more difficult to recover points or intervals, it could extend the time required to consummate a recovery or otherwise make it more difficult to consummate such recoveries. An increased level of VOI sales would also reduce our inventory available for sale. If our inventory available for sale were to decline significantly, generally or in a particular Diamond Collection, we may need to make significant capital expenditures to replenish our inventory by purchasing points or intervals or building or acquiring new inventory at existing resorts, including through arrangements with financial sponsors. Alternatively, we would need to substantially reduce the volume of our VOI sales.
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
Our recent strategic acquisitions have provided us with additional VOI inventory, and potential future acquisitions may include additional inventory. Further, as part of some of our recent acquisitions, we have incurred additional obligations to repurchase defaulted inventory (either by taking back defaulted consumer loans or repurchasing the inventory that collateralizes such loans). We incur carrying costs associated with our VOI inventory, as we are obligated to pay annual maintenance fees and assessments on any VOIs held in inventory, and higher-than-desired VOI inventory levels would result in increases in these carrying costs. If our inventory available for sale were to increase significantly, we may need to sell some of this excess inventory at significantly discounted prices. In addition, the inventory recovery agreements we enter into with the HOAs and Diamond Collections are subject to annual renewal, and as a result, we may not always repurchase VOI inventory from customers in default. If we do not repurchase such inventory, the annual maintenance fees and assessments are allocated among the remaining non-defaulting owners of units in the HOA and the Diamond Collection, increasing the amounts paid by each of those owners (including us, to the extent we hold units in inventory). This increases the risk that owners of such other units may be unwilling or unable to pay such increased fees and may default as well. The increased per-unit costs could also make units in the HOA and the Diamond Collection less attractive to prospective purchasers.
A substantial portion of our business is dependent upon contracts with HOAs to manage resort properties and with the Diamond Collections. The expiration, termination or renegotiation of these management contracts could adversely affect our business and results of operations.
We are party to management contracts relating to 93 properties and the eight Diamond Collections, under which we receive fees for providing management services. We derive a substantial amount of revenue from these contracts, and our hospitality and management services business accounts for a greater percentage of our Adjusted EBITDA than of our total consolidated revenue. Each of the Diamond Resorts managed resorts, other than certain resorts in our European Collection and the Latin America Collection, is typically operated through an HOA, and each of the Diamond Collections is typically operated through a Collection Association. Each of the HOAs and Collection Associations is administered by a board of directors. The boards of directors of the HOAs and Collection Associations are responsible for authorizing these management contracts, and negotiate and enforce the terms of these agreements as fiduciaries of their respective resort properties and Diamond Collections. Furthermore, some state regulations impose limitations on the amount of fees that we may charge the HOAs and Diamond Collections for our hospitality management services and the terms of our management contracts. Our management contracts generally have three to ten year terms and are automatically renewable, but provide for early termination rights in certain circumstances. Any of these management contracts may expire at the end of its then-current term (following notice by a party of non-renewal) or be terminated, or the contract terms may be renegotiated in a manner adverse to us. In addition, our growth strategy contemplates leveraging these existing management contracts to add services provided to our members under our management contracts and increase the management fees to cover those new services. There are no guarantees that this strategy will be successful. We believe there are limits to how much we can increase management fees before the HOAs and Diamond Collections are unwilling or unable to pay such increased fees, and, if such fees are perceived as being too high by prospective customers, our VOI sales may be adversely affected.
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
Under our inventory recovery agreements, we are required to pay owners' past due maintenance and assessment fees to the HOAs and Diamond Collections. See "Item 1. Business—Recovery of VOIs." In order to offset these expenses, we rent the available units, in which case we are also obligated to pay to the HOAs and Diamond Collections cleaning fees for room stays incurred by our guests who stay with us on a per-night or per-week basis. In 2014, 2013 and 2012, our net vacation interest carrying costs, consisting of carrying costs related to the VOIs that we owned in each of these periods, less amounts generated from rental of these VOIs in these periods were $35.5 million, $41.3 million and $36.4 million, respectively. Additionally, participating members can rent private luxury properties, book high-profile sporting events and take customized international guided excursions by depositing a designated number of points with us. In turn, we pay a usage fee to third parties on behalf of our members. See "Item 1. Business—Our Resort Network—Diamond Luxury Selection." Similarly, under arrangements that we have with certain of our affiliated resorts, holders of our points or intervals who desire to stay at any such affiliated resort deposit points with us and, in exchange, we pay our affiliated resort the funds required to allow such holder access to the desired unit. In order to offset these payments to the third parties or the affiliated resorts, as applicable, we rent available units at our managed resorts. Our ability to rent units is subject to a variety of risks common to the hospitality industry, including competition from large and well-established hotels, changes in the number and occupancy and room rates for hotel rooms, seasonality and changes in the desirability of geographic regions of the resorts in our network. In addition, we experience strong competition in the rental market and are at a disadvantage when competing against larger and better-established hotel and resort chains that focus on the rental market, have more experience in and greater resources devoted to such market, and can offer rental customers additional benefits such as loyalty points related to rentals and a significantly larger pool of potentially available rental options.
We have incurred net losses in the past and may not experience positive net income in the future.
We have incurred net losses in the past and we may incur net losses in the future. As of December 31, 2014, our accumulated deficit was $180.5 million. Excluding a non-recurring gain on bargain purchase from business combination of $2.9 million and $20.6 million for the years ended December 31, 2013 and 2012, our net losses for such periods were $5.4 million and $7.0 million, respectively. Any failure by us to obtain or sustain profitability, or to continue our revenue growth, could cause the price of our common stock to decline significantly.
We utilize external exchange program affiliations as important sources of sales prospects and leads, and any failure to maintain such affiliations could reduce these prospects.
We have an affiliation agreement for an external exchange program with Interval International, which was renegotiated in April 2014 and complements our own vacation ownership exchange programs. As a result of this affiliation, members of THE Club may use their points to reserve the use of a vacation accommodation at more than 2,900 resorts worldwide that participate in Interval International. In addition, interval owners at our managed resorts may join either Interval International or RCI, as their HOA constitutions dictate. Such interval owners may then deposit their deeded intervals in exchange for an alternative vacation destination. When our points and intervals are exchanged through Interval International or RCI, this inventory is made available to owners from other resorts, who are potential customers for our VOI sales. If we do not maintain our external exchange program affiliations, the number of individuals exchanging interests through these programs to stay at our managed resorts may decline substantially.

We are dependent on the managers of our affiliated resorts to ensure that those properties meet our customers' expectations.
The members of the Clubs have access to all or a portion of the 236 affiliated resorts and hotels and four cruise itineraries in our network. We do not manage, own or operate these resorts, hotels or cruises, and we have limited or no ability to control their management and operations. If the managers of a significant number of those properties were to fail to maintain them in a manner consistent with our standards of quality, we may be subject to customer complaints and our reputation and brand could be damaged. In addition, our affiliation agreements with these resorts may expire, be terminated or not be renewed, or may be renegotiated in a manner adverse to us, and we may be unable to enter into new agreements that provide members of the Clubs with equivalent access to additional resorts.
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
Some of these risks may be more significant in connection with the properties for which we recently acquired management agreements, particularly those management agreements which were acquired from operators in financial distress. For additional risks related to our acquired businesses, see “Our strategic transactions may not be successful and may divert our management's attention and consume significant resources.” If an uninsured loss or a loss in excess of insured limits occurs as a result of any of the foregoing, we or the HOAs or Diamond Collections may be subject to significant costs. See “The properties included in our resort network may experience damages that are not covered by insurance.”
Additionally, a number of U.S. federal, state and local laws, including the Fair Housing Amendments Act of 1988 and the Americans with Disabilities Act, impose requirements related to access to and use by disabled persons of a variety of public accommodations and facilities. A determination that our managed resorts are subject to, and that they are not in compliance with, these accessibility laws could result in a judicial order requiring compliance, imposition of fines or an award of damages to private litigants. If an HOA at one of our managed resorts was required to make significant improvements as a result of non-compliance with these accessibility laws, assessments might be needed to fund such improvements, which additional costs may cause our VOI owners to default on their consumer loans from us or cease making required HOA maintenance fee or assessment payments. Also, to the extent that we hold interests in a particular resort (directly or indirectly through our interests in a Diamond Collection), we would be responsible for our pro rata share of the costs of such improvements. In addition, any new legislation may impose further burdens or restrictions on property owners with respect to access by disabled persons.
The resort properties that we manage are subject to federal, state and local laws and regulations relating to the protection of the environment, natural resources and worker health and safety, including laws and regulations governing and creating liability relating to the management, storage and disposal of hazardous substances and other regulated materials and the cleanup of contaminated sites. The resorts are also subject to various environmental laws and regulations that govern certain aspects of their ongoing operations. These laws and regulations control such things as the nature and volume of wastewater discharges, quality of water supply and waste management practices. To the extent that we hold interests in a particular resort (directly or indirectly through our interests in a Diamond Collection), we would be responsible for our pro rata share of losses sustained by such resort as a result of a violation of any such laws and regulations.
The properties included in our resort network may experience damages that are not covered by insurance.
Our managed resorts are covered by all-risk property insurance policies with fire, flood, windstorm and earthquake coverage, as well as additional coverage for business interruption arising from insured perils. However, market forces beyond our control may limit the scope of the insurance coverage that we obtain or our ability to obtain coverage at reasonable rates. Specifically, certain types of losses, such as losses arising from acts of war or terrorism, are generally not insured because they are either uninsurable or not economically feasible to insure. Accordingly, our insurance may not be adequate to cover all losses in every circumstance. In the event of an uninsured loss, including a loss in excess of insured limits, at any of the resorts in our network, such resorts may not be adequately repaired in a timely manner or at all and we may lose some or all of the future revenues anticipated to be derived from such resorts.
Furthermore, if an HOA or Diamond Collection is subject to any such loss, we will also be responsible for a portion of such loss to the extent of our ownership of VOIs in the resort or Diamond Collection, and any substantial assessments charged by the HOAs or Diamond Collections as a result of any of these items could cause customer dissatisfaction and harm our business and reputation. For example, in October 2011, the HOA of one of our managed resorts levied an assessment to the owner-families of that resort for water intrusion damage. The original amount of the assessment was $65.8 million, but, in connection with the settlement of a class action, the assessment was reduced to $60.9 million. For deeded inventory or Diamond Collection points held by us at the time of the assessment, we owed $9.7 million of the original assessment; however, as a result of the settlement, this was subsequently reduced by $1.2 million. This assessment is payable in annual installments over five years. In addition, pursuant to the related class action settlement, we agreed to pay any amount of assessments defaulted on by owners in return for our recovery of the related VOIs. See "Item 3. Legal Proceedings."
We generally renew our insurance policies on an annual basis. If the cost of coverage becomes too high, we may need to reduce our policy limits, increase the deductibles or agree to certain exclusions from our coverage in order to reduce the premiums to an acceptable amount. Natural disasters and other catastrophic events could materially and adversely affect our ability to obtain adequate future insurance coverage at commercially reasonable rates.
Our international operations are subject to risks not generally applicable to our North American operations, including risks related to difficult economic conditions in certain parts of Europe.
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
In addition, Europe and certain European Union countries in particular, continue to experience high levels of unemployment and other difficult economic conditions. These conditions have had and may continue to have, a negative effect on the global economy as a whole and on our managed resorts and sales and marketing operations located in Europe. In addition, we now provide special termination rights to purchasers of points in our European Collection who meet specified conditions.

We are also subject to the laws and regulations of the European Union and countries in which we operate resorts. See “Item 1. Business -- Governmental Regulation.” Our international business operations are also subject to various anti-corruption laws and regulations, including restrictions imposed by the Foreign Corrupt Practices Act (“FCPA”). The FCPA and similar anti-corruption laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or generating business. We cannot provide assurance that our internal controls and procedures will always protect us from the reckless or criminal acts that may be committed by our employees or third parties with whom we work. If we are found to be liable for violations of the FCPA or similar anti-corruption laws in international jurisdictions, criminal or civil penalties could be imposed on us.

We are exploring growth opportunities in new international markets in which we have limited experience, including developing markets in Asia and Latin America, which are challenging.
We are exploring growth opportunities in geographic markets such as Asia (including China) and Latin America. We currently have affiliation agreements in place with a number of resorts in Asia and a few resorts in Latin America, and may explore additional co-branding opportunities with existing resorts, joint ventures or other strategic alliances with local or regional operators in those markets. For example, we have entered into a joint venture to create, market, sell and service vacation packages and associated benefits (including vacation ownership) to customers in Asia.
We may also expand our footprint in these and other international markets by pursuing acquisitions, similar to those we have completed recently, where we would acquire resort businesses consisting of management contracts, unsold VOI inventory and an existing membership base. If we expand into new international markets, we will have only limited experience in marketing and selling our products and services in those markets. Expansion into new and developing international markets is challenging, requires significant management attention and financial resources and may require us to attract, retain and manage local offices or personnel in such markets. It also requires us to tailor our services and marketing to local markets and adapt to local cultures, languages, regulations and standards. To the extent we are unable to adapt, or to the extent that we are unable to find suitable acquisition targets or potential affiliates in such markets or to the extent that any such acquisition or existing or future relationships with affiliates in such markets are not as beneficial to us as we expect, our expansion may not be successful. In some of these markets, including China, the concept of vacation ownership is relatively novel. As a result, in these markets there is limited infrastructure and government support for the vacation ownership industry and the industry may lack sufficient mechanisms for consumer protection. There is also currently not a large supply of vacation ownership products and resorts in those markets, which may limit opportunities and increase competition for those limited opportunities.
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
There are also risks related to entering into joint ventures or strategic alliances with local or regional operators, including the joint venture with respect to operations in Asia noted above, such as the possibility that these operators might become bankrupt or fail to otherwise meet their obligations to us. We may not have, and specifically as a minority investor in the venture with respect to operations in Asia, we do not have, control over the joint venture's business or the decisions of the venture, and the other parties to the joint venture may have economic or other business interests or goals that are inconsistent with our business interests or goals and may be in a position to take actions contrary to our policies or objectives. Disputes between us and our partners may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business. In addition, we may, in some circumstances, be liable for the actions of our partners. Furthermore, if we do enter into joint ventures or other affiliations with local or regional operators and a significant number of such operators fail to maintain their properties or provide services in a manner consistent with our standards of quality, we may be subject to customer complaints and our reputation and brand could be damaged. To the extent we expand into new international markets, our exposure to the risks described above in “Our international operations are subject to risks not generally applicable to our domestic operations” will also increase.
Our industry is highly competitive and we may not be able to compete effectively.
The vacation ownership industry is highly competitive. We compete against not only vacation ownership companies, but also vacation ownership divisions of other hospitality companies, including various high profile and well-established operators, some of which have substantially greater liquidity and financial resources than we do. Some of these operators also have substantially greater experience and familiarity with emerging international markets, such as Latin America and Asia, in which we intend to explore or may continue to explore, opportunities. Many of the world's most recognized lodging, hospitality and entertainment companies develop and sell VOIs in resort properties. Our competitors include Bluegreen Corporation, Hilton Hotels Corporation, Marriott Vacations Worldwide Corporation, Starwood Hotels and Resorts Worldwide, Inc. and Wyndham Worldwide Corporation. We also compete with numerous other smaller owners and operators of vacation ownership resorts, as well as alternative lodging companies, such as HomeAway and Airbnb, which operate websites that market available furnished, privately-owned residential properties in locations throughout the world, including homes and condominiums, that can be rented on a nightly, weekly or monthly basis. Additionally, due to the recent economic climate, many competitors have had difficulty maintaining their highly-leveraged, development-focused business models and have begun to increase their focus on sales of VOIs and provision of management services. Furthermore, a number of our competitors, including companies with well-known brand names in the hospitality industry, have adopted strategies and product offerings comparable to ours, such as offering points-based VOI systems, thereby reducing our competitive advantage. Our competitors could also seek to compete against us based on the pricing terms of our current hospitality management contracts or in our efforts to expand our fee based income streams by pursuing new management contracts for resorts that are not currently part of our network. We may not be able to compete successfully for customers, and increased competition could result in price reductions and reduced margins, as well as adversely affect our efforts to maintain and increase our market share.
Our existing indebtedness or indebtedness that we may incur in the future could adversely affect us, and the terms of our debt covenants could limit how we conduct our business and our ability to raise additional funds.
As of December 31, 2014, we had $442.8 million in principal amount outstanding under the Senior Credit Facility, $509.4 million of non-recourse indebtedness in securitization notes and borrowings of our subsidiaries and $4.6 million of other recourse indebtedness, for total principal indebtedness of $956.8 million (excluding original issue discounts). See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for additional information. Our ability to maintain a level of cash flow from operating activities to make scheduled payments, including excess cash flow payments as required under our Senior Credit Facility, or to refinance our debt obligations depends on our future financial and operating performance, which is subject to prevailing economic and competitive conditions and to various financial, business, regulatory and other factors, some of which are beyond our control. If we are unable to fund our debt service obligations, we may be forced to reduce or delay capital expenditures or sell assets, seek additional capital or seek to restructure or refinance our indebtedness. Further, our indebtedness may impair our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, restructuring, acquisitions or general corporate purposes, or such financing may not be available on terms favorable to us. We may also incur substantial additional indebtedness in the future. If new debt or other liabilities are added to our current debt levels, the related risks that we and our subsidiaries now face, as described above, could intensify.

In addition, the Senior Credit Facility and the agreements governing other debt obligations contain, and the agreements that govern our future indebtedness may contain, covenants that restrict our ability and the ability of our subsidiaries to:

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
We generally offer financing of up to 90% of the purchase price to qualified customers who purchase VOIs through our U.S., Mexican and St. Maarten sales centers, and a significant portion of customers choose to take advantage of this opportunity. For example, from January 1, 2012 through December 31, 2014, we financed approximately 75.7% of the total amount of our VOI sales. Our ability to borrow against or sell our consumer loans has been an important element of our continued liquidity, and our inability to do so in the future could have a material adverse effect on our liquidity and cash flow. Furthermore, our ability to generate sales of VOIs to customers who require or desire financing may be impaired to the extent we are unable to borrow against such loans on acceptable terms.
In the past, we have sold or securitized a substantial portion of the consumer loans we originated from our customers. If we are unable to continue to participate in securitization transactions or generate liquidity and create capacity on our Funding Facilities, on acceptable terms, our liquidity and cash flows will be materially and adversely affected. Moreover, if we cannot offer financing to our customers who purchase VOIs through our U.S., Mexican and St. Maarten sales centers, our sales will be adversely affected.
Additionally, we have historically relied on our Funding Facilities to provide working capital for our operations. The Funding Facilities are asset-backed commercial finance facilities either secured by, or funded through the sale of, our consumer loans. The initial maturities of our consumer loans are typically 10 years, as compared to the one-to-two-year term of a typical conduit facility, which provides us with greater liquidity. Our conduit facility originally entered into on November 3, 2008 (as amended and extended, including most recently in February 2015, the “Conduit Facility”) that expires on April 10, 2017 and is renewable upon maturity for 364-day terms at the election of the lenders. Our loan sale facility with Quorum Federal Credit Union (“Quorum”) that became effective on April 30, 2010 (as amended and restated, the “Quorum Facility”) has a funding term ending on December 31, 2015, which may be extended by Quorum for additional one-year periods. If we are unable to extend or refinance our Funding Facilities by securitizing our consumer loan receivables or entering into new Funding Facilities, our ability to access sufficient working capital to fund our operations may be materially adversely affected and we may be required to curtail our sales, marketing and consumer finance operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" for additional information.
To the extent that our Conduit Facility, Quorum Facility, Senior Credit Facility and operating cash flow are not sufficient to meet our working capital requirements, our ability to sustain our existing operations will be impaired.
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
We generally offer financing of up to 90% of the purchase price to qualified purchasers of VOIs sold through our U.S., Mexican and St. Maarten sales centers. There is no assurance that the credit underwriting system we utilize as part of our domestic consumer finance activities will result in acceptable default rates or otherwise ensure the continued performance of our consumer loan portfolio. The default rate on our consumer loan portfolio was 6.3% (as a percentage of our outstanding originated portfolios) for 2014, and ranged from 5.7% to 8.6% on an annual basis from 2009 through 2014. As of December 31, 2014, approximately 5.3% (based on loan balance) of our VOI consumer loans that we held, or which third parties held under sales transactions, and that were not in default (which we define as having occurred upon the earlier of (i) the completion of cancellation or foreclosure proceedings or (ii) the customer’s account becoming over 180 days delinquent) were more than 30 days past due. Although in many cases we may have personal recourse against a buyer for the unpaid purchase price, certain states have laws that limit our ability to recover personal judgments against customers who have defaulted on their loans. Even where permitted, attempting to recover a personal judgment may not be advisable due to the associated legal costs and the potential adverse publicity. Historically, we have generally not pursued personal recourse against our customers, even when available. If we are unable to collect the defaulted amount due, we traditionally have foreclosed on the customer's VOI or terminated the underlying contract and remarketed the recovered VOI. Irrespective of our remedy in the event of a default, we cannot recover the often significant marketing, selling and administrative costs associated with the original sale, and we will have to incur a portion of such costs again to resell the VOI. See “The resale market for VOIs could adversely affect our business” for additional risks related to the resale of VOIs.
Currently, portions of our consumer loan portfolio are concentrated in certain geographic regions within the U.S. As of December 31, 2014, our loans to California, Arizona and Florida residents constituted 32.4%, 8.6% and 5.7% of our consumer loan portfolio, respectively. No other state or foreign country concentration accounted for in excess of 5.0% of our consumer loan portfolio. Some of these states have been particularly negatively impacted during the economic downturn in recent years, for example, the real estate market in Florida continues to experience one of the highest rates of foreclosure filings in the U.S., and unemployment rates in California remain high as compared to the U.S. generally. Any deterioration of the economic condition and financial well-being of the regions in which we have significant loan concentration could adversely affect our consumer loan portfolio.
We could incur material losses if there is a significant increase in the delinquency rate applicable to our portfolio of consumer loans. An increased level of delinquencies could result from changes in economic or market conditions, increases in interest rates, adverse employment conditions and other factors beyond our control. Increased delinquencies could also result from our inability to evaluate accurately the credit worthiness of the customers to whom we extend financing or our inability to maintain the hospitality level that our customers have come to expect. If default rates for our borrowers were to increase, we may be required to increase our provision for loan losses. In addition, increased delinquency rates may cause buyers of, or lenders whose loans are secured by, our consumer loans to reduce the amount of availability under our Funding Facilities, or to increase the interest costs associated with such facilities. In such an event, our cost of financing would increase, and we may not be able to secure financing on terms acceptable to us, if at all.
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
Fluctuations in foreign currency exchange rates may affect our reported results of operations.
In addition to our operations in the U.S., we conduct operations in international markets from which we receive, at least in part, revenues in foreign currencies. For example, we receive Euros and British Pound Sterling in connection with our European managed resorts and European VOI sales and Mexican Pesos in connection with our operations in Mexico. Because our financial results are reported in U.S. dollars, fluctuations in the value of the Euro and British Pound Sterling against the U.S. dollar have had and will continue to have an effect, which may be significant, on our reported financial results. Exchange rates have been volatile in recent years, due in part to the recent European debt crisis and European central banks taking actions to support their financial system and such volatility may persist due to economic and political circumstances in individual Euro zone countries. A decline in the value of any of the foreign currencies in which we receive revenues, including the Euro, British Pound Sterling or Mexican Peso, against the U.S. dollar will tend to reduce our reported revenues and expenses, while an increase in the value of any such foreign currencies against the U.S. dollar will tend to increase our reported revenues and expenses. Variations in exchange rates can significantly affect the comparability of our financial results between financial periods.
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
As discussed above, our marketing and sale of VOIs and our other operations are subject to extensive regulation by the federal government and state timeshare laws and, in some cases, by the foreign jurisdictions where our VOIs are located, marketed and sold. For a list of certain U.S. federal legislation that is or may be applicable to the sale, marketing and financing of our VOIs, see "Item 1. Business -- Governmental Regulation." In addition, the majority of states and jurisdictions where the resorts in our network are located extensively regulate numerous aspects of our industry, and many other states and certain foreign jurisdictions have adopted similar legislation and regulations affecting the marketing and sale of VOIs to persons located in those jurisdictions. Furthermore, most states have other laws not specific to our industry that apply to our activities, and all of the countries in which we operate have consumer protection and other laws that regulate our activities in those countries.
As discussed above, a number of U.S. federal, state and local laws, including the Fair Housing Amendments Act of 1988 and the Americans with Disabilities Act, impose requirements and create certain risks related to access to and use by disabled persons of a variety of public accommodations and facilities. See "We are subject to certain risks associated with our management of resort properties."
A determination that specific provisions or operations of the Diamond Collections do not comply with relevant timeshare acts or applicable law may have a material adverse effect on us, the trustees of the Diamond Collections, the Collection Associations or the related consumer loans. Such noncompliance could also adversely affect the operation of the Diamond Collections or the sale of points within the existing format of the Diamond Collections, which would likely increase costs of operations or the risk of losses resulting from defaulted consumer loans.
Moreover, from time to time potential buyers of VOIs assert claims with applicable regulatory agencies against our vacation interest salespersons for unlawful sales practices. These claims could have adverse implications for us that could result in negative public relations, potential litigation and regulatory sanctions.
We currently sell VOIs in the U.S. solely through our employees, and in Europe, we currently sell VOIs through employees and third-party sales agents. In the event the federal, state or local taxing authorities in the U.S. or in foreign jurisdictions were to successfully classify such independent contractors or sales agents as our employees, rather than as independent contractors, we could be liable for back payroll taxes, termination indemnities and potential claims related to employee benefits, as required by local law. See "Item 1. Business--Governmental Regulation."
We are also subject to the laws and regulations of Mexico with respect to our operations of resorts located in Mexico. As discussed above, for purposes of ownership of land in Mexico foreign parties may acquire property located near Mexico's beaches and borders if they (i) agree not to invoke the protection of their governments in matters relating thereto and (ii) take title through a Mexican trust or subsidiary. Noncompliance with such agreement by a foreign party, however, would result in forfeiture of the property to the country of Mexico. See "Item 1. Business--Governmental Regulation."
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
In connection with our business, we collect and retain significant volumes of personally identifiable information, including credit card and social security numbers of our customers and other personally identifiable information of our customers and employees. The continued occurrence of high-profile data breaches provides evidence of the serious threats to information security. Our customers and employees expect that we will adequately protect their personal information, and the regulatory environment surrounding information security and privacy is increasingly demanding, both in the U.S. and other jurisdictions in which we operate. Protecting against security breaches, including cyber-security attacks, is an increasing challenge, and penetrated or compromised data systems or the intentional, inadvertent or negligent release or disclosure of data could result in theft, loss, fraudulent or unlawful use of customer, employee or company data. It is possible that our security controls over personally identifiable information, our training of employees on data security and other practices we follow may not prevent the improper disclosure of personally identifiable information that we store and manage. A significant theft, loss or fraudulent use of customer or employee information could adversely impact our reputation and could result in significant costs, fines and litigation.
Our reputation and financial condition may be harmed by system failures and computer viruses.
We maintain a proprietary hospitality management reservation and sales system. The performance and reliability of this system and our technology is critical to our reputation and ability to attract, retain and service our customers. Any system error or failure may significantly delay response times or even cause our system to fail, resulting in the unavailability of our services. Any disruption in our ability to provide the use of our reservation system to the purchasers of our VOIs, including as a result of software or hardware issues related to the reservation system, could result in customer dissatisfaction and harm our reputation and business. In addition, a significant portion of our reservations are made through the online reservation system that we operate on behalf of the Diamond Collections and the Clubs as opposed to over the phone, and our costs are significantly lower in connection with bookings through the online reservation system. As a result, if our online reservation system is unavailable for any reason, our costs will increase and the resale value and the marketability of our VOIs may decline, and our members may choose to withhold payments or default on their VOI loans. Our system and operations are vulnerable to interruption or malfunction due to certain events beyond our control, including natural disasters, such as earthquakes, fire and flood, power loss, telecommunication failures, data and other security breaches, break-ins, sabotage, computer viruses, intentional acts of vandalism and similar events. Any interruption, delay or system failure could result in financial losses, customer claims and litigation and damage to our reputation.
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
Our accounting policies are critical to the manner in which we present our results of operations and financial condition. Many of these policies, including with respect to the recognition of revenue and determination of vacation interest cost of sales under Accounting Standards Codification (“ASC”) 978, “Real Estate-Time-Sharing Activities" ("ASC 978") and Accounting Standard Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09") that was issued in May 2014, are highly complex and involve many subjective assumptions, estimates and judgments. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates" and "Item7. Management's Discussion and Analysis of Financial Condition and Results of Operations—New Accounting Pronouncements" for further detail. We are required to review these estimates regularly and revise them when necessary. Our actual results of operations vary from period to period based on revisions to these estimates. In addition, the regulatory bodies that establish accounting and reporting standards, including the SEC, the Financial Accounting Standards Board and the American Institute of CPAs, periodically revise or issue new financial accounting and reporting standards that govern the preparation of our consolidated financial statements. Changes to these standards or their interpretation could significantly impact our reported results in future periods.
Our directors and executive officers may have interests that could conflict with those of our stockholders.
There are relationships and transactions between our company and entities associated with our executive officers and directors. These relationships and transactions, and the financial interests of our executive officers and directors in the entities party to these relationships and transactions, may create, or may create the appearance of, conflicts of interest, when these executive officers and directors are faced with decisions involving those other entities. See "Note 6— Transactions with Related Parties" of our consolidated financial statements included elsewhere in this annual report for further detail on these relationships and transactions.
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
Acquisitions involve numerous additional risks, including: (i) difficulty in integrating the operations and personnel of an acquired business; (ii) potential disruption of our ongoing business and the distraction of management from our day-to-day operations; (iii) difficulty entering markets in which we have limited or no prior experience and in which competitors have a stronger market position; (iv) difficulty maintaining the quality of services that we have historically provided across new acquisitions; (v) potential legal and financial responsibility for liabilities of acquired businesses; (vi) overpayment for the acquired company or assets; (vii) increased expenses associated with completing an acquisition and amortizing any acquired intangible assets and (viii) challenges in implementing uniform standards, controls, procedures and policies throughout an acquired business.
Most of our acquisitions have focused on acquiring management contracts and related businesses of operators in financial distress or in bankruptcy at the time of such acquisition. If we continue to pursue similar acquisitions, we will be subject to additional risks, including risks and uncertainties associated with bankruptcy proceedings, the risk that such properties will be in disrepair and require significant investment in order to bring them up to our quality standards, potential exposure to adverse developments in the receivable portfolios that we acquire or agree to manage and limitations on our ability to finance such transactions. Furthermore, the number and quality of opportunities to acquire management contracts and related businesses of operators in financial distress or in bankruptcy may be more limited than they had been in the past. We cannot assure you that our growth strategy will be successful, and our failure to manage and successfully integrate acquired businesses could harm our business.
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

Of the outstanding shares of common stock, members of management and our Board of Directors and related entities, together hold approximately 31.2% of our outstanding common stock. In particular, entities controlled by Stephen J. Cloobeck, our founder and Chairman, hold approximately 22.7% of our outstanding common stock, entities controlled by Lowell D. Kraff, our Vice Chairman, hold approximately 2.5% of our outstanding common stock, and entities controlled by David F. Palmer, our President, Chief Executive Officer and a member of our Board of Directors, hold approximately 5.2% of our outstanding common stock. In addition, certain members of management and our Board of Directors and other stockholders, which collectively hold approximately 46.1% of our outstanding common stock, are parties to a Stockholders’ Agreement (the “Stockholders Agreement”) with us, pursuant to which such parties have agreed, subject to the terms of the Stockholders Agreement, in any election of members of our Board of Directors, to vote their shares of our common stock in favor of our Chief Executive Officer, and individuals designated by DRP Holdco, LLC, one of our significant investors (the "Guggenheim Investor"), as well as an entity controlled by our founder and Chairman, pursuant to a director designation agreement (the “Director Designation Agreement”) among us and certain stockholders party to the Stockholders Agreement.

As a result of their collective ownership of a substantial amount of our outstanding capital stock, members of management and our Board of Directors, including Messrs. Cloobeck, Kraff and Palmer, and related entities have significant influence over matters requiring stockholder approval, including amendment of our certificate of incorporation, approval of significant corporate transactions and the election of our Board of Directors. This influence could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions practically impossible without the support of such individuals and entities.

We incur significant costs and demands upon management and accounting and finance resources as a result of complying with the laws and regulations affecting public companies; if we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, our ability to operate our business and our reputation.
As a SEC reporting company, we are required to, among other things, maintain a system of effective internal control over financial reporting, which requires annual management and, now that we no longer qualify as an "emerging growth company," as defined in the JOBS Act, independent registered public accounting firm assessments of the effectiveness of our internal controls. Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Over the past few years, we have dedicated a significant amount of time and resources to implement our internal financial and accounting controls and procedures, and have had to retain additional finance and accounting personnel with the skill sets that we need as a SEC reporting company. Substantial work may continue to be required to further implement, document, assess, test and remediate our system of internal controls. We may also need to retain additional finance and accounting personnel in the future.
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
Furthermore, the affirmative vote of the holders of at least two-thirds of our shares of capital stock entitled to vote is necessary to amend or repeal the above provisions of our amended and restated certificate of incorporation. In addition, absent approval of our Board of Directors, our amended and restated bylaws may only be amended or repealed by the affirmative vote of the holders of at least two-thirds of our shares of capital stock entitled to vote.
Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for some litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.
Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternate forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of breach of fiduciary duty owed by any director or officer to us or our stockholders or creditors; (iii) any action asserting a claim against us or any director or officer pursuant to the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws or (iv) any action asserting a claim against us or any director or officer governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions described above. This forum selection provision may limit our stockholders’ ability to obtain a judicial forum that they find favorable for disputes with us or our directors, officers, employees or other stockholders.

Our stock price may be volatile or may decline regardless of our operating performance.

The market price for our common stock may be highly volatile. In addition, the market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including:

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES
Except for unsold VOI inventory, we generally do not have any ownership interest in the resorts in our network other than the ownership of various common areas and amenities at certain resorts and a small number of units in European resorts. We believe our properties are in generally good physical condition with the need for only routine repairs and maintenance and periodic capital improvements. In addition, we lease our global corporate headquarters, located in Las Vegas, Nevada, which consists of approximately 133,000 square feet of space. We also lease our European headquarters, located in Lancaster, United Kingdom, and lease 11 sales and marketing and administrative offices, both domestically and internationally.
We also own certain real estate, the majority of which is held for sale or future development, including 2.1 acres of vacant land located on the Costa del Sol, Spain, 2.8 acres of vacant land located in Scottsdale, Arizona, 19.4 acres of vacant land located in Orlando, Florida and 1.8 acres of land located in Kona, Hawaii.

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
In January 2010, following a jury trial, a Washington state court entered a judgment against FLRX, awarding plaintiffs damages of $30.0 million plus post-judgment interest at a rate of 12% per annum and attorney’s fees of approximately $1.5 million plus accrued interest, and ordered specific performance of certain ongoing contractual obligations pursuant to the breach of contract claim (the "FLRX Judgment"). FLRX's appeal and petition for review of the verdict were denied.
In April 2012, the plaintiffs in the FLRX case filed a lawsuit against DRP and DRC (the "Alter Ego Suit"). The complaint, which alleged two claims for alter ego and fraudulent conveyance, sought to hold DRP and DRC liable for the judgment entered against FLRX. DRP was subsequently dismissed as a defendant.

On November 15, 2013, the parties to the Alter Ego Suit executed a settlement agreement which provided for (i) the dismissal of the Alter Ego Suit, with prejudice; (ii) the payment by DRC of $5.0 million in cash to the plaintiffs; (iii) the transfer of shares of a subsidiary of DRC, the only assets of which were, at the time of transfer, majority interests in two undeveloped real estate parcels in Mexico with a carrying value of $5.3 million and an appraised value of $6.7 million and (iv) the release of DRC and all of its affiliates (other than FLRX) from any liability in connection with the FLRX Judgment or matters relating to that judgment. Such actions were completed in December 2013 and January 2014. As a result of the settlement, we recorded a pre-tax charge to earnings of $10.5 million during the fourth quarter of 2013. The Alter Ego case was dismissed by the United States District Court for the Western District of Washington on June 24, 2014.
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
St. Maarten Litigation
In December 2004 and January 2005, two separate cases were filed in the Joint Court of Justice of the Netherlands Antilles against AKGI St. Maarten NV or AKGI, one of our subsidiaries, challenging AKGI's title to seven whole ownership units at the Royal Palm Resort, and alleging the breach of certain agreements that existed prior to AKGI's acquisition of the resort. AKGI purchased the resort at auction in 1995. Each claimant alleges that, between 1989 and 1991, he purchased certain units from the prior owner of Royal Palm Resort, and that he holds in perpetuity, legal title to, or a leasehold interest in, these respective units and is entitled to a refund of the purchase price and an annual 12% return on the purchase price (which totaled $1.2 million in one case and $1.3 million in the other case). Due to the nature of the AKGI purchase and the underlying St. Maarten laws, we believe that the obligations to the claimants would only be enforceable if the agreement between the claimant and AKGI's predecessor was either a timeshare agreement or a lease agreement. AKGI has answered that the claimants' agreements were, in fact, investment contracts, and are therefore not enforceable under St. Maarten law. In February 2011, the case that was pending in the highest and final court of appeal was dismissed as to all claims, with our having no obligations, financial or otherwise, to claimant. The other case that was pending in the intermediate court of appeal was decided in favor of AKGI on September 29, 2014. No appeal was filed by the claimant of that case, which is now closed as well.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Price of Common Stock

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “DRII.” As of February 20, 2015, there were 53 holders of record of our common stock.

The following table sets forth the quarterly high and low sales prices per share of our common stock as reported by the NYSE since the inception of the trading of our common stock in July 2013 in connection with the IPO.

	Stock Price
Fiscal Year Ended December 31, 2014	High	Low
First Quarter of 2014	$20.69	$16.51
Second Quarter of 2014	$23.83	$16.89
Third Quarter of 2014	$26.33	$21.82
Fourth Quarter of 2014	$28.50	$19.59

Fiscal Year Ended December 31, 2013	High	Low
Third Quarter of 2013 (beginning July 19, 2013)	$19.42	$14.18
Fourth Quarter of 2013	$19.25	$16.45

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. Our current policy, which is subject to regular review by our Board of Directors, is to retain any earnings to finance the development and expansion of our business. Any future determination to declare cash dividends will be made at the discretion of our Board of Directors, subject to applicable laws, and will depend on our financial condition, results of operations, contractual restrictions, capital requirements, general business conditions and other then-existing factors that our Board of Directors may deem relevant. The Senior Credit Facility also restricts our ability to pay dividends, subject to specified exceptions based upon our excess cash flow determined in accordance with the Senior Credit Facility. See "Note 16—Borrowings" of our consolidated financial statements included elsewhere in this annual report for further details.

Issuer Purchases of Equity Securities
On October 28, 2014, our Board of Directors authorized a stock repurchase program allowing for the expenditure of up to $100.0 million for the repurchase of our common stock, subject to the terms, conditions and limitations in the Senior Credit Facility. For the period from inception of the program through December 22, 2014, the Senior Credit Facility restricted our expenditures under the program to approximately $25 million. On December 22, 2014, we entered into an amendment to the Senior Credit Facility, allowing us to make restricted payments of at least $75 million, including purchases under the stock repurchase program. For further detail regarding the stock repurchase program and the amendment to the Senior Credit Facility, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources-Overview.”
The following is a summary of common stock repurchased by us by month during the fourth quarter of 2014 under our stock repurchase program:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program
October 1 to 31	—	—	—	$—
November 1 to 30	275,200	$24.64	275,200	$93,220,000
December 1 to 31	367,700	$25.22	367,700	$83,946,000
Total	642,900	$24.97	642,900

Stock Performance Graph

The following line graph compares the performance of our common stock against the S&P MidCap 400 Index, S&P SmallCap 600 Index and the S&P Composite 1500 Hotels, Resorts & Cruise Lines Index, from July 19, 2013 (the date our common stock commenced trading on the NYSE) through December 31, 2014. The graph tracks the performance of a $100 investment at the market close on July 19, 2013 in our Common Stock and in the S&P SmallCap 600 Index and the S&P Composite 1500 Hotels, Resorts & Cruise Lines Index (with the reinvestment of all dividends and other distributions). Since our Common Stock began trading on the NYSE, we have not declared any dividends to be paid to our stockholders. The stock price performance reflected below is based on historical results and is not necessarily indicative of future stock price performance.

For the year ended December 31, 2014, we determined it is more appropriate to use the S&P MidCap 400 Index as the broad equity market index, as compared to the S&P SmallCap 600 Index used for the year ended December 31, 2013. Our market capitalization exceeded $2 billion at December 31, 2014, which exceeded the maximum market capitalization for an entity included in the S&P SmallCap 600 Index. The line graph below includes both the S&P MidCap 400 Index and the S&P SmallCap 600 Index for comparative purposes.

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

The financial and operating data set forth below (i) through July 24, 2013 is that of DRP and its subsidiaries, after giving retroactive effect to the Reorganization Transactions and (ii) after July 24, 2013 is that of DRII and its subsidiaries. Our historical results are not necessarily indicative of the results that may be expected in any future period. The selected consolidated statement of operations data for years ended December 31, 2014, 2013 and 2012, and the selected consolidated balance sheet data as of December 31, 2014 and 2013 have been derived from our audited consolidated financial statements included elsewhere in this annual report. The selected consolidated statement of operations data for the years ended December 31, 2011 and 2010 and the selected historical consolidated balance sheet data as of December 31, 2012, 2011 and 2010 have been derived from our audited consolidated statements of operations for the years ended December 31, 2011 and 2010 and our audited consolidated balance sheets as of December 31, 2012, 2011 and 2010 which are not included in this annual report.
The selected consolidated financial and operating data set forth below should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited consolidated financial statements included elsewhere in this annual report.

	Year ended December 31,
	2014	2013	2012	2011	2010
	($ in thousands, except as otherwise noted)
Statement of Operations Data:
Total revenues	$844,566	$729,788	$523,668	$391,021	$370,825
Total costs and expenses	734,875	726,536	524,335	390,235	391,258
Income (loss) before provision (benefit) for income taxes and discontinued operations	109,691	3,252	(667)	786	(20,433)
Provision (benefit) for income taxes	50,234	5,777	(14,310)	(9,517)	(1,274)
Net income (loss)	$59,457	$(2,525)	$13,643	$10,303	$(19,159)
Other Financial Data (Unaudited):
Capital expenditures	$17,950	$15,150	$14,329	$6,276	$5,553
Net cash provided by (used in):
Operating activities	$118,058	$2,743	$24,637	$9,233	$66,001
Investing activities	$(17,100)	$(58,065)	$(69,355)	$(109,743)	$(37,399)
Financing activities	$106,750	$70,033	$45,520	$93,037	$(18,271)
Operating Data:
Branded resorts(1)	93	93	79	71	70
Affiliated resorts(1)	236	210	180	144	109
Cruise itineraries(1)	4	4	4	4	—
Total destinations	333	307	263	219	179
Total number of tours(2)	220,708	207,075	180,981	146,261	130,801
Closing percentage(3)	14.4%	14.5%	14.8%	14.4%	17.4%
Total number of VOI sale transactions(4)	31,759	29,955	26,734	21,093	22,719
Average VOI sale price per transaction(5)	$18,988	$16,771	$12,510	$10,490	$9,526
Volume per guest(6)	$2,732	$2,426	$1,848	$1,513	$1,655

	As of December 31,
	2014	2013	2012	2011	2010
	($ in thousands)
Balance Sheet Data:
Cash and cash equivalents	$242,486	$35,945	$21,061	$19,897	$27,329
Mortgages and contracts receivable, net	498,662	405,454	312,932	283,302	245,287
Unsold Vacation Interests, net	262,172	298,110	315,867	256,805	190,564
Total assets:	1,577,776	1,301,195	993,008	833,219	680,751
Senior Credit Facility, net of unamortized original issue discount	440,720	—	—	—	—
Securitization Notes and Funding Facilities, net	509,208	391,267	256,302	250,895	186,843
Senior Secured Notes, net of unamortized original issue discount	—	367,892	416,491	415,546	414,722
Notes payable	4,612	23,150	137,906	71,514	23,273
Total liabilities	$1,310,427	$1,093,382	$1,091,607	$950,421	$807,998

(1)	As of the end of each period.

(2)	Represents the number of sales presentations at our sales centers during the period presented.

(3)	Represents the percentage of VOI sales closed relative to the total number of sales presentations at our sales centers during the period presented.

(4)	Represents the number of VOI sale transactions during the period presented.

(5)	Represents the average purchase price (not in thousands) of VOIs sold during the period presented.

(6)	Represents VOI sales (not in thousands) divided by the total number of tours during the period presented.

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

Overview
We are a global leader in the hospitality and vacation ownership industry, with a worldwide network of 333 destinations located in 34 countries, throughout the world, including the continental U.S., Hawaii, Canada, Mexico, the Caribbean, Central America, South America, Europe, Asia, Australia, New Zealand and Africa. Our resort network includes 93 resort properties with approximately 11,000 units that we manage and 236 affiliated resorts and four cruise itineraries (as of December 31, 2014), which we do not manage and do not carry our brand, but are a part of our network and are available for our members to use as vacation destinations. For financial reporting purposes, our business consists of two segments: (i) Hospitality and Management Services, which is comprised of our hospitality and management services operations, including our operations related to the management of our resort properties, the eight Diamond Collections and the Clubs and (ii) Vacation Interest Sales and Financing, which is comprised of our marketing and sales of VOIs and the consumer financing of purchases of VOIs. Our Clubs include THE Club, which provides members with access to all resorts in our network and offers the full range of member services, as well as other Clubs that enable their members to use their points to stay at specified resorts in our network and provide their members with a more limited offering of benefits. We refer to THE Club and other Club offerings as “the Clubs.”
We are led by an experienced management team that has delivered strong operating results through disciplined execution. Our management team has taken a number of significant steps to refine our strategic focus, build our brand recognition and streamline our operations, including (i) maximizing revenue from our hospitality and management services business; (ii) driving innovation throughout our business, most significantly by infusing our hospitality focus into our customer interactions and (iii) adding resorts to our network and owners to our owner base through complementary strategic acquisitions and efficiently integrating businesses acquired. Management has also implemented growth strategies to increase our revenues while remaining consistent with our capital-efficient business model.
Our Strategic Acquisitions
 We have historically entered into strategic acquisitions of ongoing businesses under which we added locations to our network of available resorts, additional management contracts, new members to our owner base and additional VOI inventory that we may sell to existing members and potential customers. The following discusses the strategic acquisitions we have entered into during the prior three years.
On May 21, 2012, we acquired from Pacific Monarch Resorts, Inc. and its affiliates four management contracts, unsold VOIs and the rights to recover and resell such interests, a portfolio of consumer loans and certain real property and other assets (the "PMR Acquisition"), which added nine locations to our resort network.
On October 5, 2012, we acquired all of the issued and outstanding shares of Aegean Blue Holdings Limited, thereby acquiring management contracts, unsold VOIs and the rights to recover and resell such interests and certain other assets (the “Aegean Blue Acquisition”), which added five resorts located on the Greek Islands of Rhodes and Crete to our resort network.
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
On July 24, 2013, concurrent with the closing of the IPO, we acquired management agreements for certain resorts from Monarch Owner Services, LLC, Resort Services Group, LLC and Monarch Grand Vacations Management, LLC, each of which provided various management services to the resorts and the Diamond Collection added to our network through the PMR Acquisition (the “PMR Service Companies”), for $47.4 million in cash (the “PMR Service Companies Acquisition”). See "Note 24—Business Combinations" of our consolidated financial statements included elsewhere in this annual report for further detail on the PMR Service Companies Acquisition.
IPO and Related Transactions
On July 24, 2013, we closed the IPO of an aggregate of 17,825,000 shares of our common stock at the IPO price of $14.00 per share. In the IPO, we sold 16,100,000 shares of our common stock and CDP, in its capacity as a selling stockholder, sold 1,725,000 shares of our common stock. The net proceeds to us were $204.3 million after deducting all offering expenses.
On July 24, 2013, using proceeds from the IPO, (i) we repaid all outstanding indebtedness under the Tempus Acquisition Loan in the amount of $46.7 million, along with $0.6 million in accrued interest and $2.7 million in exit fees and other fees, and (ii) we repaid all outstanding indebtedness under the PMR Acquisition Loan in the amount of $58.3 million, along with $0.8 million in accrued interest and $3.1 million in exit fees and other fees. See "Liquidity and Capital Resources" for the definition of and more detail regarding these borrowings.
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
On September 27, 2013, we paid approximately $10.3 million to repurchase warrants to purchase shares of common stock of DRC, and, substantially concurrently therewith, we borrowed approximately $15.0 million under the 2013 Revolving Credit Facility. On October 25, 2013, we repaid in full the $15.0 million then-outstanding principal balance under the 2013 Revolving Credit Facility using the proceeds from borrowings under the Conduit Facility.
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

On December 22, 2014, we entered into an amendment to the Senior Credit Facility Agreement. See “Liquidity and Capital Resources—Indebtedness" for applicable definitions of, and further detail on, these transactions, including the amendment to the Senior Credit Facility.

Recent Developments
Pursuant to the Homeowner Association Oversight, Consulting and Executive Management Services Agreement that we entered into with Hospitality Management and Consulting Service, LLC ("HM&C"), a Nevada limited liability company (the “HM&C Agreement”), HM&C provides certain services to us, including the services of certain executive officers, including David F. Palmer, President and Chief Executive Officer, C. Alan Bentley, Executive Vice President and Chief Financial Officer, Howard S. Lanznar, Executive Vice President and Chief Administrative Officer, and approximately 55 other employees and, through December 31, 2014, Stephen J. Cloobeck, our founder and Chairman.
On January 6, 2015, we entered into a Master Agreement with Mr. Cloobeck, HM&C, JHJM Nevada I, LLC (“JHJM”) and other entities controlled by Mr. Cloobeck or his immediate family members (the “Master Agreement”). Pursuant to the Master Agreement, the parties made certain covenants to and agreements with the other parties, including: (i) our acquisition from an entity controlled by Mr. Cloobeck and an entity controlled by Mr. Palmer (which entities owned 95% and 5% of the outstanding membership interests of HM&C, respectively), all of the outstanding membership interests in HM&C; (ii) the termination, effective as of January 1, 2015, of the services agreement between JHJM and HM&C; (iii) the conveyance to us of exclusive rights to market timeshare and vacation ownership properties from a prime location adjacent to Polo Towers on the “Las Vegas Strip”; (iv) Mr. Cloobeck’s agreement to various restrictive covenants, including non-competition, non-solicitation and non-interference covenants; (v) Mr. Cloobeck’s grant to us of a license to use Mr. Cloobeck’s persona, including his name, likeness and voice and (vi) our payment to Mr. Cloobeck or his designees of an aggregate of $16.5 million.
In addition, in light of the termination of the services agreement between JHJM and HM&C, we agreed in the Master Agreement that, at least through December 31, 2017, so long as Mr. Cloobeck is serving as a member of our board of directors, he will continue to be the Chairman of the Board, and in such capacity will receive annual compensation equal to two times the compensation paid generally to other non-employee directors, and he and his spouse and children will receive medical insurance coverage.
In accordance with its charter and our policy regarding related party transactions, the Audit Committee of the board of directors approved, and recommended that the board of directors approve, the Master Agreement and the related transaction documents and the consummation of the transactions contemplated thereby. The Board, acting upon the recommendation of the Audit Committee, by unanimous vote of all of the directors (other than Messrs. Cloobeck and Palmer, the only two directors with an economic or other interest in the transactions and each of whom abstained from such vote and the related deliberations of the Board), then approved the Master Agreement and the other transaction documents and the consummation of the transactions. See "Note 6—Transactions with Related Parties" for further detail regarding these transactions.
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
Vacation Interest Sales Revenue Recognition
With respect to our recognition of revenue from VOI sales, we follow the guidelines included in ASC 978. Under ASC 978, Vacation Interest sales revenue is divided into separate components that include the revenue earned on the sale of the VOI and the revenue earned on the sales incentives given to the customer as motivation to purchase the VOI. Each component is treated as a separate transaction, but both are recorded in Vacation Interest sales line of our statement of operations and comprehensive income (loss). In order to recognize revenue on the sale of VOIs, ASC 978 requires a demonstration of a buyer's commitment (generally a cash payment of 10% of the purchase price plus the value of any sales incentives provided). A buyer's down payment and subsequent mortgage payments are adequate to demonstrate a commitment to pay for the VOI once 10% of the purchase price plus the value of the incentives provided to consummate a VOI transaction has been covered. We recognize sales of VOIs on an accrual basis after (i) a binding sales contract has been executed; (ii) the buyer has adequately demonstrated a commitment to pay for the VOI; (iii) the rescission period required under applicable law has expired; (iv) collectability of the receivable representing the remainder of the sales price is reasonably assured and (v) we have completed substantially all of our obligations with respect to any development related to the real estate sold (i.e., construction has been substantially completed and certain minimum project sales levels have been met). If the buyer's commitment has not met ASC 978 guidelines, the VOI sales revenue and related Vacation Interest cost of sales and direct selling costs are deferred and recognized under the installment method until the buyer's commitment is satisfied, at which time the remaining amount of the Vacation Interest sale revenue is recognized. The net deferred revenue is recorded as a reduction to mortgages and contracts receivable on our balance sheet. Under ASC 978, the provision for uncollectible Vacation Interest sales revenue is recorded as a reduction of Vacation Interest sales revenue.
Vacation Interest Cost of Sales
We record Vacation Interest cost of sales using the relative sales value method in accordance with ASC 978. This method, which was originally designed more for developers of timeshare resorts, requires us to make a number of projections and estimates which are subject to significant uncertainty. In order to determine the amounts that must be expensed for each dollar of Vacation Interest sales with respect to a particular project, we are required to prepare a forecast of sales and certain costs for the entire project's life cycle. These forecasts require us to estimate, among other things, the costs to acquire (or, if applicable, build) additional VOIs, the total revenues expected to be earned on the project (including estimations of sales price per point and the aggregate number of points to be sold), the proper provision for uncollectible Vacation Interest sales revenue, sales incentives, and the projected future cost and volume of recoveries of VOIs. Then, these costs as a percentage of Vacation Interest sales revenue are determined and that percentage is applied retroactively to all prior sales and is applied to sales within the current period and future periods with respect to a particular project. These projections are reviewed on a regular basis, and the relevant estimates used in the projections are revised (if necessary) based upon historical results and management's new estimates. We require a seasoning of pricing strategy changes before such changes fully affect the projection, which generally occurs over a six month period. If any estimates are revised, we are required to adjust our Vacation Interest cost of sales using the revised estimates, and the entire adjustment required to correct Vacation Interest cost of sales over the life of the project to date is taken in the period in which the estimates are revised. Accordingly, small changes in any of the numerous estimates in the model can have a significant financial statement impact, both positively and negatively, because of the retroactive adjustment required by ASC 978. See “Unsold Vacation Interests, net” below for further detail, and see “Liquidity and Capital Resources—Indebtedness—Senior Credit Facility” for a discussion of the potential effects of such retroactive adjustments.
Mortgages and Contracts Receivable and Allowance for Loan and Contract Losses
We account for mortgages (for the financing of previously sold intervals) and contracts receivable (for the financing of points) under ASC 310, "Receivables" ("ASC 310"). From January 1, 2012 through December 31, 2014, we financed approximately 75.7% of the total amount of our VOI sales, of which 20% was received in down payments.
Mortgages and contracts receivable that we originate or acquire are recorded net of (i) deferred loan and contract costs;(ii) the discount or premium on the acquired mortgage pool and (iii) the related allowance for loan and contract losses. Loan and contract origination costs incurred in connection with providing financing for VOIs are capitalized and amortized over the term of the related mortgages or contracts receivable as an adjustment to interest revenue using the effective interest method. Because we currently sell VOIs only in the form of points, we originate contracts receivables and are not currently originating any new mortgages. We record a sales provision for estimated mortgage and contracts receivable losses as a reduction to Vacation Interest sales revenue. This provision is calculated as projected gross losses for originated mortgages and contracts receivable, taking into account estimated VOI recoveries. If actual mortgage and contracts receivable losses differ materially from these estimates, our future results of operations may be adversely impacted.
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
We charge off mortgages and contracts receivable upon the earliest of (i) the completion of cancellation or foreclosure proceedings or (ii) the customer's account becoming over 180 days delinquent. Once a customer has made six timely payments and brought the account current following the event leading to the charge-off, the charge-off is reversed. A default in a customer's initial payment results in a rescission of the sale. All collection and foreclosure costs are expensed as incurred.
The mortgages and contracts receivable we acquired in connection with our strategic acquisitions are each accounted for separately as an acquired pool of loans. Any discount or premium associated with each pool of loans is amortized using an amortization method that approximates the effective interest method.
Unsold Vacation Interests, Net
Unsold VOIs are valued at the lower of cost or fair market value. The cost of unsold VOIs includes acquisition costs, hard and soft construction costs (which are comprised of architectural and engineering costs incurred during construction), the cost incurred to recover inventory and other carrying costs (including interest, real estate taxes and other costs incurred during the construction period). The costs capitalized for recovered intervals differ based on a variety of factors, including the method of recovery and the timing of the original sale or loan origination. Costs are expensed to Vacation Interest cost of sales under the relative sales value method described above. In accordance with ASC 978, under the relative sales value method, cost of sales is calculated as a percentage of Vacation Interest sales revenue using a cost-of-sales percentage ratio of total estimated development costs to total estimated Vacation Interest sales revenue, including estimated future revenue and incorporating factors such as changes in prices and the recovery of VOIs (generally as a result of maintenance fee and contracts receivable defaults). In accordance with ASC 978, the selling, marketing and administrative costs associated with any sale, whether the original sale or subsequent resale of recovered inventory, are expensed as incurred, except for direct selling costs that are deferred and recognized under the installment method until the buyer's commitment is satisfied, at which time the remaining amount of the Vacation Interest sales revenue is recognized.
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

In North America, we capitalize all maintenance fees and assessments paid to the HOAs and the Diamond Collections related to the inventory recovery agreements into unsold Vacation Interests, net for the first two years of a member's maintenance fee delinquency. Following this two-year period, all assessments and maintenance fees paid under these agreements are expensed in Vacation Interest carrying cost, net until such time that the inventory is recovered. No entry is recorded upon the recovery of the delinquent inventory.

In Europe, we enter into informal inventory recovery arrangements similar to those in North America with the majority of the HOAs and the European Collection. Accordingly, we capitalize all maintenance fees and assessments paid to the HOAs and the European Collection related to the inventory recovery arrangements into due from related parties-net for the first two years of a member's maintenance fee delinquency. Following the two-year period, all assessments and maintenance fees paid under these arrangements are expensed in Vacation Interest carrying cost, net until such time that the inventory is recovered. Once the delinquent inventory is recovered, we reclassify the amounts capitalized in due from related parties, net to unsold Vacation Interests, net.
We capitalized amounts to Unsold Vacation Interests, net, of approximately $30.6 million, $35.0 million and $48.1 million during the years ended December 31, 2014, 2013 and 2012, respectively, related to our inventory recovery agreements and arrangements, as well as, consumer loan defaults. These amounts are inclusive of capitalized legal costs of $5.6 million, $1.9 million and $2.2 million, respectively. See "Note 2—Summary of Significant Accounting Policies" of our consolidated financial statements included elsewhere in this annual report for discussions on unsold Vacation Interests.
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

We recorded a deferred tax asset for our net operating losses, a portion of which the use is subject to limitations. As a result of uncertainties regarding our ability to utilize such net operating loss ("NOLs") carry forwards, we maintain a valuation allowance against the deferred tax assets attributable to these NOLs.
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
Stock-based Compensation Expense
We account for the stock-based compensation issued to our employees in accordance with ASC 718, "Compensation - Stock Compensation" ("ASC 718"). For a stock-based award with service-only vesting conditions, we measure compensation expense at fair value on the grant date and recognize this expense in the statements of operations and comprehensive income (loss) over the expected term during which our grantees provide service in exchange for the award.
Through December 31, 2014 and prior to our acquisition of HM&C in January 2015, we accounted for stock-based compensation issued to employees and independent contractors of HM&C in accordance with ASC 505-50, "Equity-Based Payments to Non-Employees" ("ASC 505"). In addition, we also account for stock-based compensation issued to Mr. Kraff in accordance with ASC 505.
Through December 31, 2014, HM&C also provided the services of Mr. Cloobeck to us. Effective January 1, 2015, in accordance with the Master Agreement, we acquired all of the outstanding membership interests in HM&C, which became one of our wholly-owned subsidiaries, and the services agreement between HM&C and JHJM, under which Mr. Cloobeck provided services to HM&C, was terminated. See "Overview" above for further detail on these transactions. All stock options issued to employees of HM&C were converted to employee grants on January 1, 2015 and, thereafter, will be accounted for as employee grants in accordance with ASC 718, as opposed to ASC 505.
Prior to 2015, the fair value of the stock-based compensation issued to employees and independent contractors of HM&C was, and the stock-based compensation issued to Mr. Kraff is, measured by using the stock price and other measurement assumptions as of the date of the earlier of: (i) a commitment for performance by the grantees has been reached or (ii) the performance by the grantees has been completed. Accordingly, these grants were, or are, re-measured at each balance sheet date as additional services were, or are, performed, as applicable.
Significant estimates were used by us to estimate compensation expense related to stock options issued by us to our employees, employees and independent contractors of HM&C and Mr. Kraff under the Diamond Resorts International, Inc. 2013 Incentive Compensation Plan. We utilize the Black-Scholes option-pricing model to estimate the fair value of the stock options granted. Some of the assumptions that require significant estimates are: (i) expected volatility, which was calculated based on the historical volatility of the stock prices for a group of identified peer companies for the expected term of the stock options granted (which is significantly greater than the volatility of the S&P 500® index as a whole during the same period) due to our lack of historical stock trading prices; (ii) average expected option life, which represents the period of time the stock options are expected to be outstanding at the issuance date based on management’s estimate and (iii) annual forfeiture rate, which represents a portion of the grants expected to expire prior to vesting due to employee terminations.
In accordance with SEC Staff Accounting Bulletins Topic 14, we record stock-based compensation expense to the same line item on the statement of operations and comprehensive income (loss) as the grantees' cash compensation. In addition, we record stock-based compensation expense to the same business segment on the statement of operations and comprehensive income (loss) as the grantees' cash compensation for segment reporting purposes in accordance with ASC 280, "Segment Reporting."

Segment Reporting
For financial reporting purposes, we present our results of operations and financial condition in two business segments. The first business segment is Hospitality and Management Services, which includes our operations related to the management of resort properties and Diamond Collections, revenue from our operation of the Clubs and the provision of other services. The second business segment, Vacation Interest Sales and Financing, includes our operations relating to the marketing and sales of our VOIs, as well as our consumer financing activities related to such sales. While certain line items reflected on our statement of operations and comprehensive income (loss) fall completely into one of these business segments, other line items relate to revenues or expenses which are applicable to both segments. For line items that are applicable to both segments, revenues or expenses are allocated by management as described under “Key Revenue and Expense Items,” which involves significant estimates. Certain expense items (principally corporate interest expense, depreciation and amortization and provision for income taxes) are not, in management's view, allocable to either of these business segments as they apply to the entire Company. In addition, general and administrative expenses are not allocated to either of our business segments because historically management has not allocated these expenses (which excludes Hospitality and Management Services related overhead that is allocated to the HOAs and Diamond Collections) for purposes of evaluating our different operational divisions. Accordingly, these expenses are presented under Corporate and Other.
Management believes that it is impracticable to allocate specific assets and liabilities related to each business segment. In addition, management does not review balance sheets by business segment as part of its evaluation of operating segment performances. Consequently, no balance sheet segment reports have been presented.
We also provide financial information for our geographic segments based on the geographic locations of our subsidiaries in “Information Regarding Geographic Areas of Operation.”

Key Revenue and Expense Items
Management and Member Services Revenue
Management and member services revenue includes resort management fees charged to the HOAs and Diamond Collections, as well as revenues from our operation of the Clubs. These revenues are recorded and recognized as follows:

•
Management fee revenues are recognized in accordance with the terms of our management contracts. Under our management agreements, we collect management fees from the HOAs and Diamond Collections, which are recognized as revenue ratably throughout the year as earned. All of these revenues are allocated to our Hospitality and Management Services business segment. The management fees we earn are included in HOAs' and Diamond Collections' operating budgets which, in turn, are used to establish the annual maintenance fees owed by each owner of VOIs.

•
We charge an annual fee for membership in each of the Clubs. In addition to annual dues associated with the Clubs, we have also earned revenue associated with the legacy owners of deeded intervals at resorts that we acquired in our strategic acquisitions exchanging the use of their intervals for membership in the Clubs, which requires these owners to pay the annual fees associated with Club membership, and we generally encourage holders of these deeded intervals to exchange the use of their intervals for memberships in the Clubs. We also earn reservation protection plan revenue, which is an optional fee paid by customers when making a reservation to protect their points should they need to cancel their reservation, and through our provision of other travel and discount related benefits, as well as, call center services provided to the Diamond Collections and HOAs. In the past, we also earned revenue associated with customer conversions into THE Club, which involved the payment of a one-time fee by interval owners who wished to retain their intervals but also participate in THE Club.

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
Consolidated Resort Operations Revenue
Consolidated resort operations revenue consists of the following:

•
We functioned as an HOA for our properties located in St. Maarten through December 31, 2014. Consolidated resort operations revenue included the maintenance fees billed to owners and the Diamond Collections in connection with the St. Maarten resorts, which were recognized ratably over the year. In addition, the owners were billed for capital project assessments to repair and replace the amenities of these resorts, as well as assessments to reserve the potential out-of-pocket deductibles for hurricanes and other natural disasters. These assessments were deferred until the refurbishment activity occurred, at which time the amounts collected were recognized as consolidated resort operations revenue, with offsetting expense recorded under consolidated resort operations expense. See “Consolidated Resort Operations Expense” below for further detail. All operating revenues and expenses associated with these properties were consolidated within our financial statements, except for intercompany transactions, such as maintenance fees for our owned inventory as well as management fees for our owned inventory, which were eliminated. Our revenue associated with these properties historically constituted a majority of our Consolidated Resort Operations Revenue. Effective January 1, 2015, however, we assigned our rights and obligations to two newly-created stand-alone HOAs and ceased functioning as the HOA for such resorts. Accordingly, effective January 1, 2015 these activities related to the St. Maarten resorts are no longer consolidated within our financial statements in accordance with an agreement that we entered into with the title company that holds the title to these two resorts. We will continue to provide management services to these resorts under our customary cost-plus management agreements. See "Note 31—Subsequent Events" of our consolidated financial statements included elsewhere in this annual report for further detail on this transaction;
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
Interest Revenue
Our interest revenue consists primarily of interest earned on consumer loans. Interest earned on consumer loans is accrued based on the contractual provisions of the loan documents. Interest accruals on consumer loans are suspended at the earliest of (i) the completion of cancellation or foreclosure proceedings or (ii) the customer's account becoming over 180 days delinquent. If payments are received while a consumer loan is considered delinquent, interest is recognized on a cash basis. Interest accrual resumes once a customer has made six timely payments on the loan and brought the account current. All interest revenue is allocated to our Vacation Interest Sales and Financing business segment, with the exception of interest revenue earned on bank account balances, which is reported in Corporate and Other.
Other Revenue
Other revenue includes (i) collection fees paid by owners when they bring their maintenance fee accounts current after collection efforts have been made by us on behalf of the HOAs and Diamond Collections; (ii) closing costs paid by purchasers on sales of VOIs; (iii) revenue associated with certain sales incentives given to customers as motivation to purchase VOIs (in an amount equal to the expense associated with such sales incentives), which is recorded upon recognition of the related VOI sales revenue; (iv) late/impound fees assessed on consumer loans; (v) loan servicing fees earned for servicing third-party portfolios; (vi) commission revenue earned from certain third-party lenders that provide consumer financing for sales of our VOIs in Europe and (vii) liquidation damage revenue recognized when customers' non-refundable deposits are forfeited upon the customers' failure to close on VOI transactions. Revenues associated with item (i) above are allocated to our Hospitality and Management Services business segment. Revenues associated with the remaining items above are allocated to our Vacation Interest Sales and Financing business segment.
Management and Member Services Expense
Substantially all direct expenses related to the provision of services to the HOAs (other than through December 31, 2014 for our St. Maarten resorts, for which we functioned as the HOA) and the Diamond Collections are recovered through our management agreements, and consequently are not recorded as expenses. We pass through to the HOAs and the Diamond Collections certain overhead charges incurred to manage the resorts. In accordance with guidance included in ASC 605-45,

“Revenue Recognition-Principal Agent Considerations,” reimbursements from the HOAs and the Diamond Collections relating to pass-through costs are recorded net of the related expenses. All expenses mentioned above are allocated to our Hospitality and Management Services business segment.
Expenses associated with our operation of the Clubs include costs incurred for in-house and outsourced call centers, member benefits, annual membership fees paid to a third-party exchange company on behalf of each member of the Clubs and administrative expenses. These expenses are allocated to our Hospitality and Management Services business segment. From July 2011 until the closing of the Island One Acquisition in July 2013, management and member services expenses also included costs incurred under the fee-for-service agreements with Island One, Inc. These agreements were terminated in conjunction with the Island One Acquisition. These expenses are allocated to our Hospitality and Management Services business segment.
Consolidated Resort Operations Expense
Through December 31, 2014, with respect to our St. Maarten resorts, we recorded expenses associated with housekeeping, front desk, maintenance, landscaping and other similar activities, which were recovered by the maintenance fees recorded in consolidated resort operations revenue. In addition, for our properties located in St. Maarten, we also billed the owners for capital project assessments to repair and replace the amenities of these resorts, as well as assessments to reserve for the potential out-of-pocket deductibles for hurricanes and other natural disasters. These assessments were deferred until the refurbishment activity occurs, at which time the amounts collected were recognized as consolidated resort operations revenue, with offsetting expense recorded under consolidated resort operations expense. Our expense associated with the St. Maarten properties historically constituted a majority of our Consolidated Resort Operations expense. Furthermore, consolidated resort operations expense includes the costs related to food and beverage operations at certain resorts whose restaurants we operate directly. Similarly, the expenses of operating the golf courses (through December 31, 2013), spas and retail and gift shops are included in consolidated resort operations expense. These expenses are allocated to our Hospitality and Management Services business segment. Effective January 1, 2015, however, we assigned our rights and obligations to two newly-created stand-alone HOAs and ceased functioning as the HOA for such resorts. Accordingly, effective January 1, 2015 these activities related to the operations of the St. Maarten resorts are no longer consolidated within our financial statements in accordance with an agreement that we entered into with the title company that holds the title to these two resorts. We will continue to provide management services to these resorts under our customary cost-plus management agreements, under which the costs of operations are borne by the HOAs. See "Note 31—Subsequent Events" of our consolidated financial statements included elsewhere in this annual report for further detail on this transaction;
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
Vacation Interest Carrying Cost, Net
We are responsible for paying annual maintenance fees and reserves to the HOAs and the Diamond Collections on our unsold VOIs. Vacation Interest carrying cost, net, includes amounts paid for delinquent maintenance fees related to VOIs acquired pursuant to our inventory recovery agreements, except for amounts that are capitalized to unsold Vacation Interests, net. See "Unsold Vacation Interests, Net" above for further detail on capitalization criteria.
To offset our gross Vacation Interest carrying cost, we rent VOIs controlled by us to third parties on a short-term basis. We also generate revenue on sales of sampler programs and mini-vacations ("Sampler Packages"), which allow prospective owners to stay at a resort property on a trial basis. This revenue and the associated expenses are deferred until the vacation is used by the customer or the expiration date, whichever is earlier. Revenue from resort rentals and Sampler Packages is recognized as a reduction to Vacation Interest carrying cost, with the exception of revenue from our European sampler product and a U.S. term points product, with a duration of three years, which is treated as Vacation Interest sales revenue. In addition, we provide rental services on behalf of certain of our affiliated resorts for a commission and revenue from such services is recognized when earned. Vacation Interest carrying cost, net, is allocated to our Vacation Interest Sales and Financing business segment.
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
General and Administrative Expense
General and administrative expense includes payroll and benefits, legal, audit and other professional services, costs related to mergers and acquisitions, travel costs, technology-related costs and corporate facility expense. These expenses are not allocated to our business segments, but rather are reported under Corporate and Other.
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

Results of Operations
In comparing our results of operations between two periods, we sometimes refer to "same-store" results. When referring to same-store results of our Hospitality and Management Services segment, we are referring to the results relating to management contracts with resorts in effect during the entirety of the two applicable periods. When referring to same-store results of our Vacation Interest Sales and Financing segment, we are referring to the results relating to sales centers open during the entirety of both of the applicable periods.

Comparison of the Year Ended December 31, 2014 to the Year Ended December 31, 2013

	Year ended December 31, 2014				Year ended December 31, 2013
	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total
	(In thousands)
Revenues:
Management and member services	$152,201	$—	$—	$152,201	$131,238	$—	$—	$131,238
Consolidated resort operations	38,406	—	—	38,406	35,512	—	—	35,512
Vacation Interest sales, net of provision $0, $57,202, $0, $57,202, $0, $44,670, $0 and $44,670, respectively	—	532,006	—	532,006	—	464,613	—	464,613
Interest	—	66,849	1,549	68,398	—	55,601	1,443	57,044
Other	8,691	44,864	—	53,555	8,673	32,708	—	41,381
Total revenues	199,298	643,719	1,549	844,566	175,423	552,922	1,443	729,788
Costs and Expenses:
Management and member services	33,184	—	—	33,184	37,907	—	—	37,907
Consolidated resort operations	35,409	—	—	35,409	34,333	—	—	34,333
Vacation Interest cost of sales	—	63,499	—	63,499	—	56,695	—	56,695
Advertising, sales and marketing	—	297,095	—	297,095	—	258,451	—	258,451
Vacation Interest carrying cost, net	—	35,495	—	35,495	—	41,347	—	41,347
Loan portfolio	1,303	7,508	—	8,811	1,111	8,520	—	9,631
Other operating	—	22,135	—	22,135	—	12,106	—	12,106
General and administrative	—	—	102,993	102,993	—	—	145,925	145,925
Depreciation and amortization	—	—	32,529	32,529	—	—	28,185	28,185
Interest expense	—	15,072	41,871	56,943	—	16,411	72,215	88,626
Loss on extinguishment of debt	—	—	46,807	46,807	—	—	15,604	15,604
Impairments and other write-offs	—	—	240	240	—	—	1,587	1,587
Gain on disposal of assets	—	—	(265)	(265)	—	—	(982)	(982)
Gain on bargain purchase from business combinations	—	—	—	—	—	—	(2,879)	(2,879)
Total costs and expenses	69,896	440,804	224,175	734,875	73,351	393,530	259,655	726,536
Income (loss) before provision for income taxes	129,402	202,915	(222,626)	109,691	102,072	159,392	(258,212)	3,252
Provision for income taxes	—	—	50,234	50,234	—	—	5,777	5,777
Net income (loss)	$129,402	$202,915	$(272,860)	$59,457	$102,072	$159,392	$(263,989)	$(2,525)

Revenues
Total revenues increased $114.8 million, or 15.7%, to $844.6 million for the year ended December 31, 2014 from $729.8 million for the year ended December 31, 2013. Total revenues in our Hospitality and Management Services segment increased by $23.9 million, or 13.6%, to $199.3 million for the year ended December 31, 2014 from $175.4 million for the year ended December 31, 2013. Total revenues in our Vacation Interest Sales and Financing segment increased $90.8 million, or 16.4%, to $643.7 million for the year ended December 31, 2014 from $552.9 million for the year ended December 31, 2013. Revenues in our Corporate and Other segment were $1.5 million for the year ended December 31, 2014 and $1.4 million for the year ended December 31, 2013.
Management and Member Services. Total management and member services revenue, which is recorded in our Hospitality and Management Services segment, increased $21.0 million, or 16.0%, to $152.2 million for the year ended December 31, 2014 from $131.2 million for the year ended December 31, 2013. Management fees increased as a result of the inclusion of the managed resorts from the Island One Acquisition and the PMR Service Companies Acquisition for the entirety of the year ended December 31, 2014, as compared to only a portion of the year ended December 31, 2013, and increases in operating costs at the resort level, which generated higher management fee revenue on a same-store basis from 91 cost-plus management agreements. We also experienced higher revenue from our Club operations in the year ended December 31, 2014, as compared to the year ended December 31, 2013, due to additional members acquired as a result of the Island One Acquisition, as well as higher membership dues. The increases in management fee revenue and revenue from the Clubs were partially offset by the elimination of commissions earned on the fee-for-service management agreements with Island One, Inc., which were terminated in conjunction with the Island One Acquisition on July 24, 2013.
Consolidated Resort Operations. Consolidated resort operations revenue, which is recorded in our Hospitality and Management Services segment, increased $2.9 million, or 8.1%, to $38.4 million for the year ended December 31, 2014 from $35.5 million for the year ended December 31, 2013. The increase was primarily due to higher owner maintenance fee and assessment revenue recorded by our two resorts in St. Maarten, higher food and beverage revenues at certain restaurants that we own and manage and higher revenue from retail ticket sales operations acquired in the Island One Acquisition. These increases were partially offset by lower revenue as a result of the leasing of certain golf courses to a third party during the second half of 2013.
Vacation Interest Sales, Net. Vacation Interest sales, net, in our Vacation Interest Sales and Financing segment increased $67.4 million, or 14.5%, to $532.0 million for the year ended December 31, 2014 from $464.6 million for the year ended December 31, 2013. The increase in Vacation Interest sales, net, was attributable to a $79.9 million increase in Vacation Interest sales revenue, partially offset by a $12.5 million increase in our provision for uncollectible Vacation Interest sales revenue.
The $79.9 million increase in Vacation Interest sales revenue during the year ended December 31, 2014 compared to the year ended December 31, 2013 was generated by sales growth on a same-store basis from 46 sales centers due to an increase in the number of sales presentations ("tours") and an increase in our volume per guest ("VPG," which represents Vacation Interest sales revenue divided by the number of tours), as well as the revenue contribution from our sales centers acquired in connection with the Island One Acquisition for the entirety of the year ended December 31, 2014, as compared to only a portion of the year ended December 31, 2013.
Our total number of tours increased to 220,708 for the year ended December 31, 2014 from 207,075 for the year ended December 31, 2013. Additionally, our VPG increased by $306, or 12.6%, to $2,732 for the year ended December 31, 2014 from $2,426 for the year ended December 31, 2013. VOI sales transactions increased to 31,759 during the year ended December 31, 2014, compared to 29,955 transactions during the year ended December 31, 2013 and VOI average transaction size increased $2,217, or 13.2%, to $18,988 for the year ended December 31, 2014 from $16,771 for the year ended December 31, 2013. Our closing percentage (which represents the percentage of VOI sales transactions closed relative to the total number of tours at our sales centers during the period presented) remained relatively flat at 14.4% for the year ended December 31, 2014, as compared to 14.5% for the year ended December 31, 2013. The increase in average sales price per transaction, while maintaining a consistent closing percentage and the resulting increase in VPG, were due principally to a change in our focus on selling larger point packages and the success of the sales and marketing initiatives implemented in association with this strategy.
Sales incentives increased $8.9 million, or 79.9%, to $20.0 million for the year ended December 31, 2014 from $11.1 million for the year ended December 31, 2013. As a percentage of gross Vacation Interest sales revenue, sales incentives were 3.4% for the year ended December 31, 2014, compared to 2.2% for the year ended December 31, 2013. The amount we record as sales incentives in each reporting period is reduced by an estimate of the amount of such sales incentives that we do not expect customers to redeem. During the first half of 2013, we completed the process of collecting adequate data regarding historical usage of our sales incentives provided under a program implemented in December 2011, and, based upon such data, the amount recorded as sales incentives for this period was reduced, and our Vacation Interest sales revenue was increased, by $3.2 million relating to the expiration, and expected future expiration, of sales incentives provided to customers prior to the six months ended June 30, 2013. No such reduction of sales incentives relating to prior periods was recorded for the year ended December 31, 2014. Due to the ongoing success of the program implemented in December 2011, usage of sales incentives has continued to trend upward, resulting in an increase in sales incentives recorded for the year ended December 31, 2014, as compared to the year ended December 31, 2013. Excluding the $3.2 million reduction for the year ended December 31, 2013, sales incentives as a percentage of gross Vacation Interest sales revenue were 3.4% for the year ended December 31, 2014 compared to 2.8% for the year ended December 31, 2013.
Provision for uncollectible Vacation Interest sales revenue increased $12.5 million, or 28.1%, to $57.2 million for the year ended December 31, 2014 from $44.7 million for the year ended December 31, 2013, primarily due to the increase in Vacation Interest sales revenue and an increase in the percentage of financed Vacation Interest sales for the year ended December 31, 2014, as compared to the year ended December 31, 2013. The allowance for mortgages and contracts receivable as a percentage of gross mortgages and contracts receivable was 21.5% as of December 31, 2014, as compared to 21.3% as of December 31, 2013.
Interest Revenue. Interest revenue increased $11.4 million, or 19.9%, to $68.4 million for the year ended December 31, 2014 from $57.0 million for the year ended December 31, 2013. The increase was attributable to our Vacation Interest Sales and Financing segment, and was comprised of a $15.6 million increase resulting from a larger average outstanding balance in the mortgages and contracts receivable portfolio during the year ended December 31, 2014, as compared to the year ended December 31, 2013. This increase was partially offset by (i) a decrease of $1.6 million attributable to a reduction in the weighted average interest rate on the portfolio and (ii) a decrease of $3.5 million associated with the amortization of deferred loan origination costs. Amortization of deferred loan origination costs increased during the year ended December 31, 2014 due to the increase in deferred loan origination costs during the last several years, primarily as a result of higher Vacation Interest sales revenue and a higher percentage of such revenue that is financed.
 Other Revenue. Other revenue increased $12.2 million, or 29.4%, to $53.6 million for the year ended December 31, 2014 from $41.4 million for the year ended December 31, 2013.
Other revenue in our Hospitality and Management Services segment was $8.7 million for each of the years ended December 31, 2014 and December 31, 2013.
Other revenue in our Vacation Interest Sales and Financing segment increased $12.2 million, or 37.2%, to $44.9 million for the year ended December 31, 2014 from $32.7 million for the year ended December 31, 2013. Non-cash incentives increased $9.2 million to $18.5 million for the year ended December 31, 2014 from $9.3 million for the year ended December 31, 2013. The increase was primarily due to higher gross Vacation Interest sales revenue for the year ended December 31, 2014, as compared to the year ended December 31, 2013 and a $3.2 million reduction of sales incentives recorded for the year ended December 31, 2013 resulting from the expiration, and expected future expiration, of sales incentives we provided to customers. Excluding the $3.2 million reduction in sales incentives for the year ended December 31, 2013, non-cash incentives as a percentage of gross Vacation Interest sales revenue were 3.1% for the year ended December 31, 2014, as compared to 2.5% for the year ended December 31, 2013. This increase was due to the ongoing success of the sales incentive program implemented in December 2011, which usage has continued to trend upward resulting in an increase in sales incentives recorded. In addition, other revenue increased for the year ended December 31, 2014, as compared to the year ended December 31, 2013, due to higher closing fee revenue resulting from the increase in the number of VOI transactions closed.

Costs and Expenses
Total costs and expenses increased $8.3 million, or 1.1%, to $734.9 million for the year ended December 31, 2014 from $726.5 million for the year ended December 31, 2013.
Total costs and expenses for the year ended December 31, 2014 included the following cash and non-cash items totaling $63.0 million: (i) a $46.8 million loss on extinguishment of debt, of which $16.6 million was non-cash and (ii) a $16.2 million non-cash stock-based compensation charge.
Total costs and expenses for the year ended December 31, 2013 included the following cash and non-cash items totaling $63.8 million: (i) a $40.5 million non-cash stock-based compensation charge, primarily attributable to immediately-vested stock options issued in connection with the consummation of the IPO during the year ended December 31, 2013 (see "Note 21—Stock-Based Compensation" of our consolidated financial statements included elsewhere in this annual report for further detail on these stock options); (ii) a $15.6 million loss on extinguishment of debt, of which $7.5 million was non-cash and (iii) a $10.5 million charge related to the final settlement of the Alter Ego Suit ($5.5 million of which was non-cash and represented the carrying value of our interest in certain Mexican land transferred to the plaintiff), partially offset by a $2.9 million gain on bargain purchase from business combinations resulting from the completion of the PMR Service Companies Acquisition on July 24, 2013.
Management and Member Services Expense. Management and member services expense, which is recorded in our Hospitality and Management Services segment, decreased $4.7 million, or 12.5%, to $33.2 million for the year ended December 31, 2014 from $37.9 million for the year ended December 31, 2013. For the years ended December 31, 2014 and 2013, management and member services expense included $1.6 million and $0.9 million, respectively, of non-cash stock-based compensation charges related to stock options issued in connection with, and since, the consummation of the IPO. Excluding these non-cash stock-based compensation charges, management and member services expense as a percentage of management and member services revenue decreased to 20.7% for the year ended December 31, 2014, compared to 28.2% for the year ended December 31, 2013. The decrease was primarily attributable to increased recovery of our expenses incurred on behalf of the HOAs and the Diamond Collections we manage, the elimination of the costs incurred under the fee-for-service agreements with Island One, Inc. that terminated in conjunction with the Island One Acquisition on July 24, 2013, and lower operating expense associated with the Clubs. In April 2014, we renegotiated the contract with Interval International, relieving us from our obligation to repay the unearned portion to Interval International under the original contract executed in 2008 and resulting in the one-time release of this deferred revenue to the statement of operations and comprehensive income (loss) as a reduction of exchange company costs and ongoing cost savings. Including the non-cash stock-based compensation charges discussed above, management and member services expense as a percentage of management and member services revenue decreased to 21.8% for the year ended December 31, 2014 from 28.9% for the year ended December 31, 2013.

Consolidated Resort Operations Expense. Consolidated resort operations expense, which is recorded in our Hospitality and Management Services segment, increased $1.1 million, or 3.1%, to $35.4 million for the year ended December 31, 2014 from $34.3 million for the year ended December 31, 2013. Consolidated resort operations expense as a percentage of consolidated resort operations revenue decreased 4.5% to 92.2% for the year ended December 31, 2014 from 96.7% for the year ended December 31, 2013. This decrease was primarily due to the leasing of certain golf courses to a third party during the second half of 2013, partially offset by higher operational expenses at our two resorts in St. Maarten, an increase in expenses associated with the retail ticket sales operations acquired in the Island One Acquisition and higher food and beverage expenses at certain restaurants that we own and manage.
Vacation Interest Cost of Sales. Vacation Interest cost of sales, which is recorded in our Vacation Interest Sales and Financing segment, increased $6.8 million, or 12.0%, to $63.5 million for the year ended December 31, 2014 from $56.7 million for the year ended December 31, 2013. This increase consisted of an $8.6 million increase related to an increase in Vacation Interest sales revenue, partially offset by a $1.8 million decrease resulting from changes in estimates under the relative sales value method. These changes related to a larger average selling price per point, partially offset by a smaller pool of low-cost inventory becoming eligible for capitalization in accordance with our inventory recovery agreements during the year ended December 31, 2014 as compared to the year ended December 31, 2013. Vacation Interest cost of sales as a percentage of Vacation Interest sales, net decreased to 11.9% for the year ended December 31, 2014 from 12.2% for the year ended December 31, 2013. See "Critical Accounting Policies and Use of Estimates—Vacation Interest Cost of Sales" for additional information regarding the relative sales value method.
Advertising, Sales and Marketing. Advertising, sales and marketing costs, which is recorded in our Vacation Interest Sales and Financing segment, increased $38.6 million, or 15.0%, to $297.1 million for the year ended December 31, 2014 from $258.5 million for the year ended December 31, 2013. For the year ended December 31, 2014 and 2013, advertising, sales and marketing costs included $2.2 million and $2.1 million, respectively, of non-cash stock-based compensation charges related to stock options issued in connection with, and since, the consummation of the IPO. Excluding these non-cash stock-based compensation charges, advertising, sales and marketing costs as a percentage of Vacation Interest sales revenue was 50.0% for the year ended December 31, 2014, compared to 50.3% for the year ended December 31, 2013. Including the non-cash stock-based compensation charges discussed above, advertising, sales and marketing costs as a percentage of Vacation Interest sales revenue was 50.4% for the year ended December 31, 2014, compared to 50.7% for the year ended December 31, 2013.
Vacation Interest Carrying Cost, Net. Vacation Interest carrying cost, net, which is recorded in our Vacation Interest Sales and Financing segment, decreased $5.8 million, or 14.2%, to $35.5 million for the year ended December 31, 2014 from $41.3 million for the year ended December 31, 2013. This decrease was primarily due to (i) an increase in revenue due to an increase in the number of, and the average price of, Sampler Packages sold, as a result of our increased focus on selling higher-priced Sampler Packages; (ii) more occupied room nights and higher average daily rates and (iii) an increase in rental revenue attributable to the inclusion of VOIs available for rent from the Island One Acquisition completed on July 24, 2013. This decrease was partially offset by (a) additional maintenance fee expense related to delinquent inventory recovered pursuant to our inventory recovery agreements no longer eligible for capitalization, during the year ended December 31, 2014, as compared to the year ended December 31, 2013; (b) higher operating expenses as a result of a rise in rental activity and (c) an increase in additional maintenance fees expense incurred related to the inventory acquired in the Island One Acquisition.
Loan Portfolio Expense. Loan portfolio expense decreased $0.8 million, or 8.5%, to $8.8 million for the year ended December 31, 2014 from $9.6 million for the year ended December 31, 2013. This decrease was primarily attributable to an increase in the amount of loan origination costs deferred pursuant to ASC 310. In accordance with ASC 310, we defer certain costs incurred in connection with consumer loan originations, which are then amortized over the life of the related consumer loans. An increase in the value of contracts receivable originated in the year ended December 31, 2014 resulted in higher loan origination costs deferred relative to the year ended December 31, 2013. The decrease was partially offset by a $0.1 million increase in non-cash stock-based compensation charges related to stock options issued in connection with, and since, the consummation of the IPO.
Other Operating Expense. Other operating expense related to our Vacation Interest Sales and Financing segment increased $10.0 million, or 82.8%, to $22.1 million for the year ended December 31, 2014 from $12.1 million for the year ended December 31, 2013. Non-cash incentives increased $9.2 million to $18.5 million for the year ended December 31, 2014 from $9.3 million for the year ended December 31, 2013. This increase was primarily due to higher gross Vacation Interest sales revenue for the year ended December 31, 2014, as compared to the year ended December 31, 2013 and a $3.2 million reduction of sales incentives recorded for the year ended December 31, 2013 resulting from the expiration, and expected future expiration, of sales incentives we provided to customers. Excluding the $3.2 million reduction in sales incentives for the year ended December 31, 2013, non-cash incentives as a percentage of gross Vacation Interest sales revenue were 3.1% for the year ended December 31, 2014 as compared to 2.5% for the year ended December 31, 2013. This increase was due to the ongoing success of the sales incentive program implemented in December 2011, which usage has continued to trend upward resulting in an increase in sales incentives recorded.

General and Administrative Expense. General and administrative expense, which is recorded under Corporate and Other, decreased $42.9 million, or 29.4%, to $103.0 million for the year ended December 31, 2014 from $145.9 million for the year ended December 31, 2013. For the years ended December 31, 2014 and 2013, general and administrative expense included $11.7 million and $37.0 million, respectively, of non-cash stock-based compensation charges related to stock options issued in connection with, and since, the consummation of the IPO. In addition, during the year ended December 31, 2013, there was a $10.5 million charge ($5.5 million of which was non-cash) related to the final settlement of the Alter Ego Suit. Excluding these non-cash and other charges, general and administrative expense decreased 7.2% for the year ended December 31, 2014, as compared to the year ended December 31, 2013, primarily due to increased recovery of our expenses incurred on behalf of the HOAs and the Diamond Collections we manage. Excluding these non-cash and other charges discussed above, general and administrative expense as a percentage of total revenue was 10.8% for the year ended December 31, 2014, as compared to 13.5% for the year ended December 31, 2013. Including the non-cash and other charges discussed above, general and administrative expense as a percentage of total revenue was 12.2% for the year ended December 31, 2014, as compared to 20.0% for the year ended December 31, 2013.
Depreciation and Amortization. Depreciation and amortization, which is recorded under Corporate and Other, increased $4.3 million, or 15.4%, to $32.5 million for the year ended December 31, 2014 from $28.2 million for the year ended December 31, 2013. This increase was primarily attributable to the addition of depreciable and amortizable assets in connection with the Island One Acquisition and the PMR Service Companies Acquisition (both completed on July 24, 2013), information technology related projects and equipment and renovation projects at certain sales centers.
Interest Expense. Interest expense, which is recorded in Corporate and Other and the Vacation Interest Sales and Financing segment, decreased $31.7 million, or 35.7%, to $56.9 million for the year ended December 31, 2014 from $88.6 million for the year ended December 31, 2013. Interest expense recorded in our Corporate and Other segment decreased $30.3 million, or 42.0%, to $41.9 million for the year ended December 31, 2014 from $72.2 million for the year ended December 31, 2013. Cash interest, debt issuance cost amortization and debt discount amortization relating to the Senior Secured Notes were $30.5 million lower for the year ended December 31, 2014 due to the consummation of the Tender Offer in August 2013 and the redemption of the Senior Secured Notes on June 9, 2014. Cash and paid-in-kind interest and debt issuance cost amortization in connection with the PMR Acquisition Loan (which we entered into on May 21, 2012 and repaid in full on July 24, 2013) were $7.4 million lower due to their inclusion in a majority of year ended December 31, 2013, whereas no such cash and paid-in-kind interest and debt issuance cost amortization was recorded in the year ended December 31, 2014. Cash and paid-in-kind interest and debt issuance cost amortization in connection with the Tempus Acquisition Loan (which we entered into on July 1, 2011 and repaid in full on July 24, 2013) were $5.8 million lower due to their inclusion in a majority of the year ended December 31, 2013, whereas no such cash and paid-in-kind interest and debt issuance cost amortization was recorded in the year ended December 31, 2014. Furthermore, cash interest and debt issuance cost amortization relating to the ILXA Inventory Loan, the Tempus Inventory Loan and the DPM Inventory Loan was $1.8 million lower due to their payoff on May 9, 2014. The above decreases were partially offset by $17.2 million of cash interest, debt issuance cost amortization and debt discount amortization relating to the Senior Credit Facility recorded since May 9, 2014, the date on which we closed the Senior Credit Facility. See "Liquidity and Capital Resources—Indebtedness” for the definition of and further detail on these transactions.
Interest expense recorded in our Vacation Interest Sales and Financing segment decreased $1.3 million, or 8.2%, to $15.1 million for the year ended December 31, 2014 from $16.4 million for the year ended December 31, 2013. The decrease was primarily attributable to our principal pay down of securitization notes and Funding Facilities bearing higher interest rates and their replacement with those bearing lower interest rates, partially offset by higher interest expense due to higher average outstanding balances under securitization notes and Funding Facilities during the year ended December 31, 2014, as compared to the year ended December 31, 2013. See "Liquidity and Capital Resources— Indebtedness" for the definition of and further detail on these borrowings.
Loss on Extinguishment of Debt. Loss on extinguishment of debt, which is recorded in Corporate and Other, was $46.8 million for the year ended December 31, 2014 and $15.6 million for the year ended December 31, 2013.

On May 9, 2014, we repaid all outstanding indebtedness under the ILXA Inventory Loan, the Tempus Inventory Loan and the DPM Inventory Loan using a portion of the proceeds from the term loan portion of the Senior Credit Facility. Unamortized debt issuance cost on the ILXA Inventory Loan and the Tempus Inventory Loan of $0.1 million was recorded as a loss on extinguishment of debt.
In addition, on May 9, 2014, we terminated the 2013 Revolving Credit Facility in conjunction with our entry into the Senior Credit Facility and recorded a $0.9 million loss on extinguishment of debt related to unamortized debt issuance costs.
On June 9, 2014, we redeemed all of the remaining outstanding principal amount under the Senior Secured Notes using a portion of the proceeds from the term loan portion of the Senior Credit Facility. As a result, $30.2 million of redemption premium, $9.4 million of unamortized debt issuance cost and $6.1 million of unamortized debt discount were recorded as a loss on extinguishment of debt. See "Note 16—Borrowings" to our consolidated financial statements included elsewhere in this annual report and "Liquidity and Capital Resources—Indebtedness" for further detail on these transactions.
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
On October 21, 2013, we redeemed all of the DROT 2009 notes originally issued on October 15, 2009 (the "DROT 2009 Notes") using proceeds from borrowings under the Conduit Facility. The unamortized debt issuance costs and debt discount totaling $2.2 million were recorded as a loss on extinguishment of debt. See "Liquidity and Capital Resources—Indebtedness Securitization Notes" for further detail on the debt redemption.
Impairments and Other Write-offs. Impairments and other write-offs, which are recorded under Corporate and Other, were $0.2 million for the year ended December 31, 2014 and $1.6 million for the year ended December 31, 2013. The impairments for the year ended December 31, 2013 were attributable to the write down of a parcel of real estate acquired in connection with the PMR Acquisition to its net realizable value based on a third-party appraisal and the write off of obsolete sales materials.
Gain on Disposal of Assets. Gain on disposal of assets, which is recorded under Corporate and Other, was $0.3 million for the year ended December 31, 2014 and $1.0 million for the year ended December 31, 2013. The gain on disposal of assets recorded for the year ended December 31, 2013 was primarily attributable to the sale of real estate at certain European locations recorded during the year ended December 31, 2013.
Gain on Bargain Purchase from Business Combinations. Gain on bargain purchase from business combinations, which is recorded under Corporate and Other, was zero for the year ended December 31, 2014, compared to $2.9 million for the year ended December 31, 2013. The gain on bargain purchase from business combinations recorded for the year ended December 31, 2013 was attributable to the fair value of the assets acquired, net of the liabilities assumed, in the PMR Service Companies Acquisition in 2013, which exceeded the purchase price due primarily to the fact that the assets were purchased as part of a distressed sale.
Income Taxes. Provision for income taxes, which is recorded under Corporate and Other, was $50.2 million for the year ended December 31, 2014, as compared to $5.8 million for the year ended December 31, 2013. The increase was due to an increase in our income before provision for income taxes. There are numerous timing differences in our reporting of income and expenses for financial reporting and income tax reporting purposes, which include, but are not limited to, the use of the installment method of accounting for reporting of VOI sales and interest income, stock based compensation expense and the utilization of our NOLs. We expect the rate at which we pay cash taxes to be substantially less than the statutory tax rate for the foreseeable future.

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
Vacation Interest Sales, Net. Vacation Interest sales, net, in our Vacation Interest Sales and Financing segment increased$171.5 million, or 58.5%, to $464.6 million for the year ended December 31, 2013 from $293.1 million for the year ended December 31, 2012. The increase in Vacation Interest sales, net, was attributable to a $190.7 million increase in Vacation Interest sales revenue, partially offset by a $19.2 million increase in our provision for uncollectible Vacation Interest sales revenue.
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
Our total number of tours increased to 207,075 for the year ended December 31, 2013 from 180,981 for the year ended December 31, 2012, primarily due to the expansion of our lead-generation and marketing programs. Additionally, VPG increased by $578, or 31.2%, to $2,426 for the year ended December 31, 2013 from $1,848 from the year ended December 31, 2012. We closed a total of 29,955 VOI sales transactions during the year ended December 31, 2013, compared to 26,734 transactions during the year ended December 31, 2012. Our closing percentage (which represents the percentage of VOI sales closed relative to the total number of sales presentations (tours) at our sales centers during the period presented) decreased slightly to 14.5% for the year ended December 31, 2013 from 14.8% for the year ended December 31, 2012 as a result of an increase in focus on sales presentations to new customers which generally result in a lower closing percentage compared to presentations to existing owners. VOI sales price per transaction increased to $16,771 for the year ended December 31, 2013 from $12,510 for the year ended December 31, 2012 due principally to a change in our selling strategy which focused on selling larger point packages and the success of the sales and marketing initiatives implemented in furtherance of this strategy.
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
Provision for uncollectible Vacation Interest sales revenue increased $19.2 million, or 75.5%, to $44.7 million for the year ended December 31, 2013 from $25.5 million for the year ended December 31, 2012, primarily due to the increase in Vacation Interest sales revenue and an increase in the percentage of financed Vacation Interest sales for the year ended December 31, 2013, as compared to the year ended December 31, 2012. Provision for uncollectible Vacation Interest sales revenue as a percentage of Vacation Interest sales revenue increased to 8.8% in the year ended December 31, 2013 from 8.0% in the year ended December 31, 2012.
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

Other revenue in our Hospitality and Management Services segment increased $4.1 million, or 88.7%, to $8.7 million for the year ended December 31, 2013 from $4.6 million for the year ended December 31, 2012. This increase was primarily attributable to $2.9 million in insurance proceeds received related to settlement agreements reached with insurance carriers during the year ended December 31, 2013. We received $1.7 million in insurance proceeds related to property damage at one of our resorts, $0.5 million in insurance proceeds related to the reimbursement of defense costs incurred in connection with the Alter Ego Suit and $0.7 million in insurance proceeds in connection with the Hawaii Water Intrusion Case. See "Item 3. Legal Proceedings" for the definition of and further detail on the Alter Ego Suit and "Liquidity and Capital Resources-Overview" for the definition of and further detail on the Hawaii Water Intrusion Case. In addition, collection fee revenue increased $0.8 million due to the inclusion of operations acquired in the PMR Acquisition for the full year ended December 31, 2013, as compared to only a portion of the year ended December 31, 2012.
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
Non-cash charges for the year ended December 31, 2012 related to stock-based compensation of $3.3 million, a gain on bargain purchase from business combinations of $20.6 million and a $5.0 million charge associated with the termination of consultants who were previously executives of an acquired company (the "Executive Termination"). These charges and adjustments totaled $12.3 million in the year ended December 31, 2012.
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
Consolidated Resort Operations Expense. Consolidated resort operations expense, which is recorded in our Hospitality and Management Services segment, increased $4.0 million, or 13.3%, to $34.3 million for the year ended December 31, 2013 from $30.3 million for the year ended December 31, 2012. Consolidated resort operations expense as a percentage of consolidated resort operations revenue increased 6.9% to 96.7% for the year ended December 31, 2013 from 89.8% for the year ended December 31, 2012. This increase was primarily due to an increase in expenses related to retail ticket sales and food and beverage operations acquired in the Island One Acquisition and higher food and beverage expenses at certain other restaurants that we own and manage. In addition, we recorded a non-cash defined benefit plan charge related to a collective labor agreement entered into with the employees of our two resorts in St. Maarten, where we functioned as the HOA through December 31, 2014. See "Note 25— Employee Benefit Plans" of our consolidated financial statements included elsewhere in this annual report.
Vacation Interest Cost of Sales. Vacation Interest cost of sales, which is recorded in our Vacation Interest Sales and Financing segment, increased $24.5 million or 76.3%, to $56.7 million for the year ended December 31, 2013 from $32.2 million for the year ended December 31, 2012. Of this increase $18.8 million was due to an increase in Vacation Interest sales revenue for the year ended December 31, 2013 as compared to the year ended December 31, 2012. The remaining increase of $5.7 million resulted from the impact on estimates under the relative sales value method of (i) the inclusion of the inventory purchased in the PMR Acquisition in 2012 and (ii) a smaller pool of low-cost inventory becoming eligible for recovery and capitalization pursuant to our inventory recovery agreements during the year end December 31, 2013, as compared to the year ended December 31, 2012. The inventory purchased in the PMR Acquisition reduced the cost of sales for the year ended December 31, 2012 as the inventory had a lower cost basis than the average cost basis across our then existing inventory. The increase to cost of sales was compounded as a smaller pool of inventory became available for recovery and capitalization pursuant to our inventory recovery agreements during the year ended December 31, 2013. Vacation Interest cost of sales as a percentage of Vacation Interest sales, net increased to 12.2% for the year ended December 31, 2013 from 10.9% for the year ended December 31, 2012. See "Critical Accounting Policies and Use of Estimates—Vacation Interest Cost of Sales" for additional information regarding the relative sales value method.
Advertising, Sales and Marketing. Advertising, sales and marketing costs, which is recorded in our Vacation Interest Sales and Financing segment, increased $80.1 million, or 44.9%, to $258.5 million for the year ended December 31, 2013 from $178.4 million for the year ended December 31, 2012. This increase was mainly attributable to the increase in Vacation Interest sales during the year ended December 31, 2013 as compared to the year ended December 31, 2012 and a charge of $2.1 million for stock-based compensation related to option grants made at the time of the IPO. See "Note 21—Stock-Based Compensation" of our consolidated financial statements included elsewhere in this annual report and "—General and Administrative Expense" below for further detail on these stock options. As a percentage of Vacation Interest sales revenue, advertising, sales and marketing costs were 50.7% for the year ended December 31, 2013, compared to 56.0% for the year ended December 31, 2012.
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
In addition, on July 18, 2013, in connection with the IPO, and on November 5, 2013, DRII issued stock options exercisable for 2.7 million and 0.2 million shares, respectively, of common stock to certain of its employees and employees of HM&C that provide services to DRII. Of the total stock-based compensation charge during the year ended December 31, 2013, $5.5 million is related to these options. These options were vested with respect to 25% of the shares of common stock on the grant date, and the options vest with respect to the remaining 75% of the shares of common stock equally on each of the next three anniversary dates. See "Note 20—Equity Transactions" and "Note 21—Stock-Based Compensation" of our consolidated financial statements included elsewhere in this annual report for additional information on the BCUs of DRP and stock options issued by DRII.
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
Interest expense recorded in our Corporate and Other segment decreased $5.2 million, or 6.7%, to $72.2 million for the year ended December 31, 2013 from $77.4 million for the year ended December 31, 2012. Cash and debt issuance cost amortization relating to the Senior Secured Notes was $1.9 million lower for the year ended December 31, 2013 due to the consummation of the Tender Offer, which resulted in the repurchase of Senior Secured Notes in an aggregate principal amount of $50.6 million on August 23, 2013. See "Liquidity and Capital Resources—Indebtedness—Senior Secured Notes" for further detail on the Tender Offer. Cash and paid-in-kind interest and debt issuance cost amortization in connection with the Tempus Acquisition Loan (which we entered into on July 1, 2011 and repaid in full on July 24, 2013) was $2.8 million lower due to its inclusion in a portion of the year ended December 31, 2013, as compared to the full year ended December 31, 2012.
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
Loss on extinguishment of Debt. Loss on extinguishment of debt, which is recorded in Corporate and Other, was $15.6 million for the year ended December 31, 2013. We did not record any loss on extinguishment of debt for the year ended December 31, 2012. On July 24, 2013, we repaid all outstanding indebtedness under the Tempus Acquisition Loan and the PMR Acquisition Loan using the proceeds from the IPO. The unamortized debt issuance costs on both the Tempus Acquisition Loan and the PMR Acquisition Loan, and the additional exit fees paid, were recorded as loss on extinguishment of debt. See "Liquidity and Capital Resources—Indebtedness—Tempus Acquisition Loan and Tempus Resorts Acquisition Financing" and "Liquidity and Capital Resources—Indebtedness—PMR Acquisition Loan and Inventory Loan" for further detail on these repayments of indebtedness.
In addition, on August 23, 2013, we completed the Tender Offer, and a pro rata portion of the unamortized debt issuance cost associated with the Senior Secured Notes and the call premium paid upon the completion of the Tender Offer were recorded as loss on extinguishment of debt. See "Liquidity and Capital Resources—Indebtedness—Senior Secured Notes" for further detail on the Tender Offer.
On October 21, 2013, we redeemed all of the DROT 2009 Notes using proceeds from borrowings under the Conduit Facility. The unamortized debt issuance costs and debt discount were recorded as a loss on extinguishment of debt. See "Liquidity and Capital Resources—Indebtedness—Securitization Notes" for further detail on the debt redemption.
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
Gain on Disposal of Assets. Gain on disposal of assets, which is recorded under Corporate and Other, was $1.0 million for the year ended December 31, 2013 and $0.6 million for the year ended December 31, 2012. Gain on disposal of assets for the year ended December 31, 2013 was primarily attributable to an increase in gain recorded during the year ended December 31, 2013 resulting from the sale of real estate at certain European locations, as compared to the year ended December 31, 2012
Gain on Bargain Purchase from Business Combinations. Gain on bargain purchase from business combinations, which is recorded under Corporate and Other, was $2.9 million for the year ended December 31, 2013, compared to $20.6 million for the year ended December 31, 2012, as the fair value of the assets acquired, net of the liabilities assumed, in the PMR Service Companies Acquisition in 2013 and the PMR Acquisition in 2012 in each case exceeded the purchase price due, primarily, to the fact that the assets were purchased as part of distressed sales.
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

Liquidity and Capital Resources
Overview. We had $242.5 million and $35.9 million in cash and cash equivalents as of December 31, 2014 and 2013, respectively. Our primary sources of liquidity have historically been cash from operations and the financings discussed below.
Historically, our business has depended on the availability of credit to finance the consumer loans we have provided to our customers for the purchase of their VOIs. Typically, these loans have required a minimum cash down payment of 10% of the purchase price at the time of sale; however, selling, marketing and administrative expenses attributable to VOI sales are primarily cash expenses and often exceed the buyer's minimum down payment requirement. Accordingly, the availability of financing facilities for the sale or pledge of these receivables to generate liquidity is a critical factor in our ability to meet our short-term and long-term cash needs. We have historically relied upon our ability to sell receivables in the securitization market in order to generate liquidity and create capacity on our Funding Facilities.
The terms of the consumer loans we seek to finance are generally longer than the terms of the Funding Facilities through which we seek to finance such loans. While the term of our consumer loans is typically ten years, the Funding Facilities typically have a term of less than three years. Although we seek to refinance conduit borrowings in the term securitization markets, we generally access the term securitization markets at least on an annual basis, and rely on the Funding Facilities to provide incremental liquidity between securitization transactions. Thus, we are required to refinance the Funding Facilities every one to two years in order to provide adequate liquidity for our consumer finance business.
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
On April 11, 2013, we entered into an amended and restated Conduit Facility agreement that extended the maturity date of the facility to April 10, 2015. The Conduit Facility provided for a 24-month facility that was annually renewable for 364-day periods at the election of the lenders, bore interest at either LIBOR or the commercial paper rate (each having a floor of 0.50%) plus 3.25% and had a non-use fee of 0.75%. The overall advance rate on loans receivable in the portfolio was limited to 85% of the aggregate face value of the eligible loans. The maximum borrowing capacity was $125.0 million on April 11, 2013 and was subsequently increased to $175.0 million on September 26, 2014, when we entered into an amendment to the amended and restated Conduit Facility agreement.
On September 20, 2013, we completed another securitization transaction of receivables we acquired in connection with the Tempus Resorts Acquisition and issued the Diamond Resorts Tempus Owner Trust 2013 Notes with a face value of $31.0 million (the "Tempus 2013 Notes"). The notes bear interest at a rate of 6.0% per annum and mature on December 20, 2023. The proceeds from the Tempus 2013 Notes were used to pay off in full the then-outstanding principal balances and accrued interest and fees under the Tempus Receivables Loan and Notes Payable—RFA fees. See "Tempus Acquisition Loan and Tempus Resorts Acquisition Financing" below for the definitions of the Tempus Resorts Acquisition, Tempus Receivables Loan and Notes Payable—RFA fees.
On November 20, 2013, we completed another securitization transaction that was comprised of AA and A+ rated notes (the "DROT 2013-2 Notes") with a face value of $225.0 million that included a $44.7 million prefunding account. The initial proceeds were used to pay off the $152.8 million then-outstanding principal balance, accrued interest and fees associated with the Conduit Facility, terminate the two interest rate swap agreements then in effect, pay certain expenses incurred in connection with the issuance of the DROT 2013-2 Notes, and fund related reserve accounts (including the prefunding account) with the remaining proceeds transferred to us for general corporate use. As of December 31, 2013, cash in escrow and restricted cash included $23.3 million related to the prefunding account, all of which was released to our unrestricted cash account in January 2014.
On November 20, 2014, we completed another securitization transaction and issued the Diamond Resorts Owner Trust 2014-1 notes with a face value of $260.0 million (the "DROT 2014-1 Notes") that included a $51.8 million prefunding account. The DROT 2014-1 Notes were comprised of $235.6 million of A+/AA- rated vacation ownership loan-backed notes and $24.4 million of A-/A+ rated vacation ownership loan-backed note. The initial proceeds were used to pay off the $141.3 million then-outstanding principal balance plus accrued interest and fees associated with the Conduit Facility, pay certain expenses incurred in connection with the issuance of the DROT 2014-1 Notes and fund related reserve accounts (including the prefunding account), with the remaining proceeds transferred to us for general corporate use. As of December 31, 2014, cash in escrow and restricted cash included $4.4 million related to the prefunding account, all of which was released to our unrestricted cash account in January 2015.

On February 5, 2015, we amended and restated the Conduit Facility agreement to provide for a $200 million facility with a maturity date of April 10, 2017. Upon maturity, the Conduit Facility is renewable for 364-day periods at the election of the lenders. The Conduit Facility bears interest at either LIBOR or the commercial paper rate (each having a floor of 0.50%) plus 2.75%, and has a non-use fee of 0.75%. The overall advance rate on loans receivable in the portfolio is limited to 88% of the aggregate face value of the eligible loans.
Although we completed these securitization and Funding Facilities transactions, we may not be successful in completing similar transactions in the future. We require access to the capital markets in order to fund our operations and may, in the implementation of our growth strategy, become more reliant on third-party financing. If we are unable to continue to participate in securitization or other third-party financing transactions or renew and/or replace our Funding Facilities on acceptable terms, our liquidity and cash flows would be materially and adversely affected and we may not be able to sustain our results of operations. As of December 31, 2014, the maximum funding availability under the Quorum Facility and the Conduit Facility was $30.8 million and $175.0 million, respectively.
On May 9, 2014, we entered into the Senior Credit Facility Agreement, which provides for a $470.0 million Senior Credit Facility (including a $445.0 million term loan with a term of seven years and a $25.0 million revolving line of credit with a term of five years). The Senior Credit Facility bears a variable interest rate, at our option, equal to LIBOR plus 450 basis points, with a one percent LIBOR floor applicable only to the term loan portion of the Senior Credit Facility, or an alternate base rate plus 350 basis points. The borrowings under the Senior Credit Facility are secured on a senior basis by substantially all of our assets. As of December 31, 2014, the availability under the revolving line of credit portion of the Senior Credit Facility was $25.0 million.
We used cash of $44.4 million and $32.8 million during the years ended December 31, 2014 and 2013, respectively, for (i) acquisitions of VOI inventory pursuant to inventory recovery agreements and in open market and bulk VOI inventory purchases (including a bulk purchase of bank owned inventory at Island One resorts for approximately $4.7 million during the year ended December 31, 2014); (ii) capitalized legal, title and trust fees and (iii) construction of VOI inventory. Of these total cash amounts (which do not reflect our acquisition of inventory in the Island One Acquisition), $1.3 million and $8.9 million during the years ended December 31, 2014 and 2013, respectively, were used for the construction of VOI inventory, primarily related to construction of units at our managed properties in Mexico and Italy.
In addition, we had increases in unsold Vacation Interests, net, that did not have an impact on our working capital during the respective periods. Specifically, we capitalized $21.7 million and $22.0 million during the years ended December 31, 2014 and 2013, respectively, related to inventory recovery agreements in the U.S., offset by an equal increase in due to related parties, net; cash will be used in future periods to settle these amounts. In addition, we transferred $3.3 million and $4.8 million during the years ended December 31, 2014 and 2013, respectively, from due from related parties, net, to unsold Vacation Interests, net, as a result of our recovery of VOI inventory pursuant to inventory recovery arrangements in Europe; cash was used in prior periods when these amounts were recorded to due from related parties, net. Furthermore, we transferred $4.3 million and $4.2 million from mortgages and contracts receivable, net, to unsold Vacation Interests, net, during the years ended December 31, 2014 and 2013, respectively, as a result of our recovery of underlying VOI inventory due to loan defaults.
In October 2011, the HOA of one of our managed resorts in Hawaii levied an assessment to the owner-families of that resort for water intrusion damage. The original amount of the assessment was $65.8 million but, in connection with the Hawaii Water Intrusion Case, the assessment was reduced to $60.9 million. For deeded inventory or Diamond Collection points held by us at the time of the assessment, we owed $9.7 million of the original assessment; however, as a result of the settlement related to a class action suit (the "Hawaii Water Intrusion Case"), the amount owed was reduced by $1.2 million. This assessment is payable in annual installments over five years beginning January 2012, and we paid the first four annual installments in January of the applicable year. In addition, pursuant to the related class action settlement, we agreed to pay any amount of assessments defaulted on by owners in return for our recovery of the related VOIs. We expect to fund any future installment payments, and payments of assessments defaulted on by owners, from operating cash flows.
On October 28, 2014, our Board of Directors authorized a stock repurchase program allowing for the expenditure of up to $100 million for the repurchase of our common stock. Under the stock repurchase program, repurchases may be made from time to time in accordance with applicable securities laws in the open market and/or in privately negotiated transactions, including repurchases pursuant to trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Through December 31, 2014, we spent $16.1 million to repurchase 642,900 shares of our common stock pursuant to the stock repurchase program. See "Item 5. Market For Registrant's Common Equity, Related Stockholder Matters and Issuer purchases of Equity Securities" for further detail regarding the stock repurchase program.
The repurchase program does not obligate us to acquire any particular amount of common stock or to acquire shares on any particular timetable and the program may be suspended at any time at our discretion. The timing and amount of share repurchases has been, and will be, determined by management based on its evaluation of market conditions, the trading price of the stock, applicable legal requirements, compliance with the provisions of the Senior Credit Facility Agreement and other factors.
Cash Flow From Operating Activities. During the year ended December 31, 2014, net cash provided by operating activities was $118.1 million and was the result of net income of $59.5 million and non-cash revenues and expenses totaling $191.3 million, offset by other changes in operating assets and liabilities that resulted in a net credit of $132.7 million. The significant non-cash revenues and expenses and non-cash and cash loss on extinguishment of debt included (i) $57.2 million in the provision for uncollectible Vacation Interest sales revenue; (ii) $46.8 million of loss on extinguishment of debt (which included $30.2 million of redemption premium paid in cash using the proceeds from the Senior Credit Facility and $16.6 million of non-cash write-off of unamortized debt issuance costs and debt discount); (iii) $32.5 million in depreciation and amortization; (iv) $24.4 million in deferred income taxes, primarily related to current favorable tax law regarding recognition of income from financed Vacation Interest sales and the utilization of our NOLs; (v) $16.2 million in stock-based compensation expense; (vi) $8.9 million in amortization of capitalized loan origination costs and portfolio discounts (net of premiums); (vii) $5.3 million in amortization of capitalized financing costs and original issue discounts; (viii) $0.2 million in impairments and other write-offs; (ix) $0.4 million loss on foreign currency exchange and (x) $0.2 million in unrealized loss on post-retirement benefit plan, offset by (a) $0.6 million in gain on mortgage repurchases and (b) $0.3 million in gain from disposal of assets.
During the year ended December 31, 2013, net cash provided by operating activities was $2.7 million and was the result of net loss of $2.5 million and non-cash revenues and expenses totaling $149.5 million, partially offset by other changes in operating assets and liabilities that resulted in a net credit of $144.3 million. The significant non-cash revenues and expenses included (i) $44.7 million in the provision for uncollectible Vacation Interest sales revenue; (ii) $40.5 million in stock-based compensation expenses; (iii) $28.2 million in depreciation and amortization; (iv) $15.6 million in loss on extinguishment of debt; (v) $7.1 million in amortization of capitalized financing costs and original issue discounts; (vi) $6.0 million in amortization of capitalized loan origination costs and portfolio discounts (net of premiums); (vii) $5.5 million in non-cash expense related to the Alter Ego Suit; (viii) $3.3 million in deferred income taxes, primarily related to the Island One Acquisition; (ix) $1.6 million in impairments and other write-offs; (x) $0.9 million in unrealized loss on post-retirement benefit plan and (xi) $0.2 million in loss on foreign currency exchange, offset by (a) $2.9 million in gain on bargain purchase from business combinations and (b) $1.0 million in gain from disposal of assets.
During the year ended December 31, 2012, net cash provided by operating activities was $24.6 million and was the result of net income of $13.6 million and non-cash revenues and expenses totaling $23.1 million, partially offset by other changes in operating assets and liabilities that resulted in a net credit of $12.1 million. The significant non-cash revenues and expenses included (i) $25.5 million in the provision for uncollectible Vacation Interest sales revenue; (ii) $18.9 million in depreciation and amortization; (iii) $6.3 million in amortization of capitalized financing costs and original issue discounts; (iv) $3.3 million in stock-based compensation expense related to the issuance of certain equity securities; (v) $2.3 million in amortization of capitalized loan origination costs and portfolio discounts (net of premiums) and (vi) $1.0 million in impairment of assets, offset by (a) $20.6 million in gain on bargain purchase from business combinations; (b) $13.0 million in reduction of deferred income tax liability related to the PMR Acquisition and (c) $0.6 million in gain from disposal of assets.
Cash Flow Used in Investing Activities. During the year ended December 31, 2014, net cash used in investing activities was $17.1 million, comprised of $18.0 million used to purchase property and equipment, primarily associated with information technology related projects and equipment and renovation projects at certain sales centers, offset by $0.9 million in proceeds from the sale of assets in our European operations.
During the year ended December 31, 2013, net cash used in investing activities was $58.1 million, comprised of (i) $47.4 million paid in connection with the PMR Service Companies Acquisition and (ii) $15.2 million used to purchase property and equipment, primarily associated with the expansion of our global headquarters, renovation projects at certain sales centers and information technology related projects and equipment, offset by (a) $3.9 million in proceeds from the sale of assets in our European operations and (b) $0.6 million in cash and cash equivalents acquired in connection with the Island One Acquisition. In addition to the $47.4 million cash consideration paid in the PMR Service Companies Acquisition, we assumed $0.5 million of liabilities in that transaction. The fair value of the assets acquired was $52.6 million based on a valuation report, resulting in a gain on bargain purchase of $2.9 million and a deferred tax liability of $1.7 million stemming from the difference between the treatment for financial reporting purposes as compared to income tax return purposes related to the intangible assets acquired. In addition to the $73.3 million fair value of DRII stock transferred as consideration in the Island One Acquisition, we assumed $21.8 million of liabilities in that transaction. The fair value of the assets acquired, excluding goodwill, was $81.9 million based on a valuation report, resulting in goodwill acquired of $30.6 million and a deferred tax liability of $17.4 million stemming from the difference between the treatment for financial reporting purposes as compared to income tax return purposes related to the intangible assets acquired.
During the year ended December 31, 2012, net cash used in investing activities was $69.4 million, comprised of (i) $14.3 million used to purchase furniture, fixtures, computer software and equipment; (ii) $51.6 million used in connection with the PMR Acquisition and (iii) $4.5 million used in connection with the Aegean Blue Acquisition (net of $2.1 million of cash acquired), offset by $1.1 million in proceeds from the sale of assets in our European operations. In addition to the $51.6 million cash consideration paid in the PMR Acquisition, we assumed $1.7 million of liabilities in that transaction. The fair value of the acquired assets was $87.0 million based on a valuation report, resulting in a gain on bargain purchase of $20.6 million and a deferred tax liability of $13.0 million stemming from the difference between the treatment for financial reporting purposes as compared to income tax return purposes related to the intangible assets acquired. In addition to the $4.5 million of cash consideration paid in the Aegean Blue Acquisition, we assumed $12.2 million of liabilities in that transaction. The fair value of the assets acquired was $16.7 million based on a valuation report prepared internally, resulting in a gain on bargain purchase of $0.1 million.
Cash Flow From Financing Activities. During the year ended December 31, 2014, net cash provided by financing activities was $106.8 million. Cash provided by financing activities consisted of (i) $466.3 million from the issuance of debt under our securitization notes and Funding Facilities; (ii) $442.8 million in proceeds from the term loan portion of the Senior Credit Facility; (iii) an $11.2 million decrease in cash in escrow and restricted cash; (iv) $3.4 million in proceeds from the exercise of stock options and (v) $1.1 million from the issuance of notes payable. These amounts were offset in part by cash used in financing activities consisting of (a) $404.7 million in connection with the redemption of our Senior Secured Notes (including $30.2 million of redemption premium paid in cash using proceeds from the Senior Credit Facility); (b) $348.5 million in repayments on our securitization notes and Funding Facilities; (c) $30.7 million in repayments on notes payable; (d) $16.1 million for the purchase of treasury stock; (e) $15.9 million of debt issuance costs and (f) $2.2 million in repayments on the term loan portion of the Senior Credit Facility.
During the year ended December 31, 2013, net cash provided by financing activities was $70.0 million. Cash provided by financing activities consisted of (i) $552.7 million from the issuance of debt under our securitization notes and Funding Facilities; (ii) $204.3 million in proceeds from the IPO, net of related costs; (iii) $15.0 million from the issuance of debt under the 2013 Revolving Credit Facility and (iv) $5.4 million from issuance of notes payable. These amounts were offset in part by cash used in financing activities consisting of (a) $427.5 million in repayments on our securitization notes and Funding Facilities; (b) $137.2 million in repayments on notes payable; (c) $56.6 million in repayments on the Senior Secured Notes, including redemption premium; (d) a $48.6 million increase in cash in escrow and restricted cash; (e) $15.0 million in repayment of borrowings under the 2013 Revolving Credit Facility; (f) $10.3 million for the repurchase of outstanding warrants to purchase shares of DRC common stock; (g) $10.0 million of debt issuance costs and (h) $2.0 million in payments related to early extinguishment of notes payable.
During the year ended December 31, 2012, net cash provided by financing activities was $45.5 million. Cash provided by financing activities consisted of (i) $119.8 million from the issuance of debt under our securitization notes and Funding Facilities and (ii) $80.7 million from issuance of notes payable. These amounts were offset by cash used in financing activities consisting of (a) $114.7 million in repayments on our securitizations and Funding Facilities; (b) $31.3 million in repayments on notes payable; (c) a $6.4 million increase in cash in escrow and restricted cash and (d) $2.6 million of debt issuance costs.

Indebtedness - The following table presents selected information on our borrowings as of the dates presented below (dollars in thousands):

	December 31, 2014							December 31, 2013
	Principal Balance	Weighted Average Interest Rate	Maturity	Gross Amount of Mortgages and Contracts as Collateral and other Collateral		Borrowing / Funding Availability		Principal Balance
Senior Credit Facility	$442,775	5.5%	5/9/2021	$—		$25,000		$—
Original Issue discount related to Senior Credit Facility	(2,055)			—		—		—
Senior Secured Notes	—	12.0%	8/15/2018	—		—		374,440
Original issue discount related to Senior Secured Notes	—			—		—		(6,548)
Notes payable-insurance policies (2)	4,286	2.9%	Various	—		—		3,130
Notes payable-other (2)	321	5.0%	Various	—		—		172
Total Corporate Indebtedness	445,327			—		25,000		371,194

ILXA Inventory Loan (1)(2)(3)	—			—		—		11,268
DPM Inventory Loan (1)(2)(3)	—							6,261
Tempus Inventory Loan (1)(2)(3)	—			—		—		2,308
Notes payable-other (1)(2)(3)	5	—%	11/18/2015	—		—		11
Total Non-Recourse Indebtedness other than Securitization Notes and Funding Facilities	5			—		—		19,848

Diamond Resorts Owner Trust Series 2014-1 (1)	247,992	2.6%	5/20/2027	258,833	(5)	—		—
Diamond Resorts Owner Trust 2013-2 (1)	131,952	2.3%	5/20/2026	143,794		—		218,235
DRI Quorum Facility and Island One Quorum Funding Facility (1)	52,315	5.5%	Various	61,536		30,779	(4)	51,660
Diamond Resorts Owner Trust Series 2013-1 (1)	42,838	2.0%	1/20/2025	47,598		—		63,059
Diamond Resorts Tempus Owner Trust 2013 (1)	17,143	6.0%	12/20/2023	22,613		—		28,950
Diamond Resorts Owner Trust Series 2011 (1)	17,124	4.0%	3/20/2023	18,026		—		24,792
Original issue discount related to Diamond Resorts Owner Trust Series 2011	(156)			—		—		(226)
ILXA Receivables Loan (1)(3)	—			—		—		4,766
Island One Conduit Facility (1)	—			—		—		31
Conduit Facility (1)	—	3.8%	4/10/2015	—		175,000	(4)	—
Total Securitization Notes and Funding Facilities	509,208			552,400		205,779		391,267
Total	$954,540			$552,400		$230,779		$782,309

(1) Non-recourse indebtedness
(2) Other notes payable
(3) Borrowings through a special-purpose subsidiary where the lenders had recourse only against such subsidiary and its assets
(4) Borrowing / funding availability is calculated as the difference between the maximum commitment amount and the outstanding principal balance; however, the actual availability is dependent on the amount of eligible loans that serve as the collateral for such borrowings.

(5) Includes prefunding receivables of $54 million to be pledged.
See "Note 16—Borrowings" of our consolidated financial statements included elsewhere in this annual report for additional information on indebtedness incurred by us.
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
Other significant terms of the Senior Credit Facility include: (i) one percent minimum annual amortization due in quarterly payments of $1.1 million; (ii) an excess cash flow sweep (as defined in the Senior Credit Facility Agreement) no later than 100 days after the end of each fiscal year commencing with the fiscal year ended December 31, 2014 (provided that for the fiscal year ended December 31, 2014, the sweep excludes excess cash flow attributable to the period ended on June 30, 2014), of a maximum of 50%, stepping down to a 25% excess cash flow sweep when the secured leverage ratio (which represents the ratio of (1) secured total debt to (2) Adjusted EBITDA for the most recent four consecutive fiscal quarters for which financial statements have been delivered) is greater than 1:1, but equal to or less than 1.5:1, and no excess cash flow sweep if the secured leverage ratio is less than or equal to 1:1 (As of December 31, 2014 the secured leverage ratio was 1.4 to 1); (iii) a soft call provision of 1.01 for the first 15 months of the Senior Credit Facility; (iv) no ongoing maintenance financial covenants for the term loan, and a financial covenant calculation required on the revolving line of credit if outstanding loans under the revolving line of credit exceed 25% of the commitment amount as of the last day of any fiscal quarter; (v) a non-committed incremental $150.0 million facility available for borrowing, plus additional amounts greater than $150.0 million, subject in the case of such additional amount subject to meeting a required secured leverage ratio and (vi) our ability to make restricted payments, including the payment of dividends or share repurchases, up to an aggregate of $25.0 million over the term of the loan (less certain investment and other debt amounts specified under the Senior Credit Facility Agreement), plus the remaining portion of the cash flow that is not used to amortize debt pursuant to the excess cash flow provision described above. Notwithstanding the restricted payments allowance under the Senior Credit Facility discussed above, following the amendment to the Senior Credit Facility Agreement on December 22, 2014, we are also permitted to make restricted payments of $75.0 million (including purchases under our stock repurchase program), by increasing our $25.0 million restricted payments allowance described above by $50.0 million, from and after December 22, 2014 through the earlier of (x) the day that is 100 days after December 31, 2014, and (y) the date on which the portion of our excess cash flow that could be utilized for restricted payments would be finally determined based on our audited financial statements for the year ended December 31, 2014.
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
As indicated above, covenants in the Senior Credit Facility Agreement requiring us to prepay outstanding amounts under the term loan using a portion of our excess cash flow, and covenants limiting our ability to incur indebtedness, to make certain investments and to pay dividends or make other equity distributions and purchase or redeem capital stock and the financial covenant compliance that is triggered by having more than 25% of the revolving credit commitment outstanding at the end of any quarter, are determined by reference to Adjusted EBITDA for us and our restricted subsidiaries. Covenants included in the Notes Indenture that governed the Senior Secured Notes were similarly determined by reference to Adjusted EBITDA for us and our restricted subsidiaries. As of December 31, 2014, all of our subsidiaries were designated as restricted subsidiaries, as defined in the Senior Credit Facility Agreement.
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

Corporate interest expense is added back because interest expense is a function of outstanding indebtedness, not operations, and can be dependent on a company’s capital structure, debt levels and credit ratings. Accordingly, corporate interest expense can vary greatly from company to company and across periods for the same company; however, in calculating Adjusted EBITDA, interest expense related to lines of credit secured by the mortgages and contracts receivable generated in the normal course of selling Vacation Interests is not added back to net income (loss) because this borrowing is necessary to support our Vacation Interest sales and finance business.
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
Pursuant to ASC 978, if we review our projections and determine that our estimated Vacation Interest cost of sales was higher (or lower) than our actual Vacation Interest cost of sales for the prior life of the project (which, for us, goes back to our acquisition of Sunterra Corporation in 2007), we apply the higher (or lower) Vacation Interest cost of sales retroactively. In such a case, our Vacation Interest cost of sales for the current period will be increased (or reduced) by the entire aggregate amount by which we underestimated (or overestimated) Vacation Interest cost of sales over such period (reflecting a cumulative adjustment extending back to the beginning of the current period). For additional information regarding how we record Vacation Interest cost of sales, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Use of Estimates—Vacation Interest Cost of Sales.”
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
Stock-based compensation expense is excluded from our Adjusted EBITDA calculation because it represents a non-cash item. We calculate our stock-based compensation expense utilizing the Black-Scholes option pricing model that is dependent on management's estimate on the expected volatility, the average expected option life, the risk-free interest rate, the expected annual dividend per share and the annual forfeiture rate. A small change in any of the estimates could have a material impact on the stock-based compensation expense. Accordingly, stock-based compensation expense can vary greatly from company to company and across periods for the same company.
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
The following tables present Adjusted EBITDA as calculated in accordance with, and for purposes of covenants contained in, the Senior Credit Facility Agreement, reconciled to each of (i) our net cash provided by operating activities and (ii) our net income (loss) for the years ended December 31, 2014, 2013 and 2012.

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Net cash provided by operating activities	$118,058	$2,743	$24,637
Provision (benefit) for income taxes	50,234	5,777	(14,310)
Provision for uncollectible Vacation Interest sales revenue(a)	(57,202)	(44,670)	(25,457)
Amortization of capitalized financing costs and original issue discounts(a)	(5,337)	(7,079)	(6,293)
Non-cash expense related to the Alter Ego Suit(a)	—	(5,508)	—
Deferred income taxes(b)	(24,424)	(3,264)	13,010
Loss on foreign currency(c)	(362)	(245)	(113)
Gain on mortgage purchase(a)	621	111	27
Unrealized loss on post-retirement benefit plan(d)	(171)	(887)	—
Corporate interest expense(e)	41,871	72,215	77,422
Change in operating assets and liabilities excluding acquisitions(f)	132,705	144,277	12,146
Vacation Interest cost of sales(g)	63,499	56,695	32,150
Adjusted EBITDA - Consolidated	$319,492	$220,165	$113,219

(a)    Represents non-cash charge or gain.

(b)
For the year ended December 31, 2014, represents the deferred income tax liability arising from differences between the treatment of income and expenses for financial reporting purposes as compared to income tax return purposes. For the years ended December 31, 2013 and 2012, represents the deferred income tax liability arising from the difference between the treatment for financial reporting purposes as compared to income tax return purposes, primarily related to the Island One Acquisition and the PMR Service Companies Acquisition in 2013 and the PMR Acquisition in 2012.

(c)
Represents net realized losses on foreign exchange transactions settled at unfavorable exchange rates and unrealized net losses resulting from the devaluation of foreign currency-denominated assets and liabilities.

(d)	Represents unrealized loss on our post-retirement benefit plan related to a collective labor agreement entered into with the employees of our two resorts in St. Maarten.

(e)	Represents corporate interest expense; does not include interest expense related to non-recourse indebtedness incurred by our special-purpose subsidiaries that was secured by our VOI consumer loans.
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

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Net income (loss)	$59,457	$(2,525)	$13,643
Plus: Corporate interest expense(a)	41,871	72,215	77,422
Provision (benefit) for income taxes	50,234	5,777	(14,310)
Depreciation and amortization(b)	32,529	28,185	18,857
Vacation Interest cost of sales(c)	63,499	56,695	32,150
Loss on extinguishment of debt(d)	46,807	15,604	—
Impairments and other non-cash write-offs(b)	240	1,587	1,009
Gain on the disposal of assets(b)	(265)	(982)	(605)
Gain on bargain purchase from business combinations(b)(e)	—	(2,879)	(20,610)
Amortization of loan origination costs(b)	8,929	5,419	3,295
Amortization of net portfolio (discounts) premium(b)	(11)	536	(953)
Stock-based compensation(f)	16,202	40,533	3,321
Adjusted EBITDA - Consolidated	$319,492	$220,165	$113,219

(a)	Corporate interest expense does not include interest expense related to non-recourse indebtedness incurred by our special-purpose vehicles that is secured by our VOI consumer loans.

(b)	These items represent non-cash charges/gains.

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

(d)
For the year ended December 31, 2014, represents (i) $30.2 million of redemption premium paid on June 9, 2014 in connection with the redemption of the outstanding Senior Secured Notes using proceeds from the term loan portion of the Senior Credit Facility and (ii) $16.6 million of unamortized debt issuance costs and debt discount written off upon the extinguishment of the Senior Secured Notes, the 2013 Revolving Credit Facility, ILXA Inventory Loan and the Tempus Inventory Loan. For the year ended December 31, 2013, represents (1) $6.1 million of redemption premium paid on August 23, 2013 in connection with the Tender Offer and $2.4 million of the unamortized debt discount and debt issuance cost associated with the Senior Secured Notes, (2) $4.9 million of the unamortized debt issuance cost on both the Tempus Acquisition Loan and the PMR Acquisition Loan on July 24, 2013 written off and the additional exit fees paid upon the extinguishment of the Tempus Acquisition Loan and the PMR Acquisition Loan on July 24, 2013 using the proceeds from the IPO and (3) $2.2 million of the unamortized debt discount and debt issuance cost written off upon the redemption of the DROT 2009 Notes on October 13, 2013 using proceeds from borrowings under the Conduit Facility.

(e)
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

Senior Secured Notes. On August 13, 2010, we completed the issuance of the $425.0 million Senior Secured Notes. The Senior Secured Notes carried an interest rate of 12.0% and were issued with an original issue discount of 2.5%, or $10.6 million. Interest payments were due in arrears on February 15 and August 15 of each year, commencing February 15, 2011. The Senior Secured Notes were scheduled to mature in August 2018 and were subject to redemption by us at any time pursuant to the terms of the Senior Secured Notes.
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
Conduit Facility. On November 3, 2008, we entered into agreements for our Conduit Facility, pursuant to which we issued secured VOI receivable-backed variable funding notes designated Diamond Resorts Issuer 2008 LLC Variable Funding Notes.
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
On April 11, 2013, we entered into another amended and restated Conduit Facility agreement that extended the maturity date of the facility to April 10, 2015. That amended and restated Conduit Facility provides for a 24-month facility that is annually renewable for 364-day periods at the election of the lenders, bears interest at either LIBOR or the commercial paper rate (each having a floor of 0.50%) plus 3.25% and has a non-use fee of 0.75%. The overall advance rate on loans receivable in the portfolio is limited to 85% of the aggregate face value of the eligible loans. The maximum borrowing capacity was $125.0 million on April 11, 2013 and was subsequently increased to $175.0 million on September 26, 2014, when we entered into an amendment to the amended and restated Conduit Facility agreement. There were no borrowings under the Conduit Facility as of December 31, 2014.
On February 5, 2015, we amended and restated our Conduit Facility agreement to provide for a $200 million facility with a maturity date of April 10, 2017. Upon maturity, the Conduit Facility is renewable for 364-day periods at the election of the lenders. The Conduit Facility bears interest at either LIBOR or the commercial paper rate (each having a floor of 0.50%) plus 2.75%, and has a non-use fee of 0.75%. The overall advance rate on loans receivable in the portfolio is limited to 88% of the aggregate face value of the eligible loans.
During 2014, we entered into a series of interest rate swap agreements (the "2014 Swap Agreements") to manage our exposure to interest rate increases. The 2014 Swap Agreements were terminated on October 20, 2014 and November 17, 2014. See "Note 3—Concentrations of Risk" of our consolidated financial statements included elsewhere in this annual report and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" below for further detail on these cap and swap agreements.
The Conduit Facility is subject to covenants, including as to the maintenance of specific financial ratios. The financial ratio covenants consist of a minimum consolidated interest coverage ratio of at least 1.5 to 1.0 as of the measurement date and a maximum consolidated leverage ratio not to exceed 5.0 to 1.0 on each measurement date. The consolidated interest coverage ratio is calculated by dividing Consolidated EBITDA (as defined in the credit agreement) by Consolidated Interest Expense (as defined in the credit agreement); both are measured on a trailing 12-month basis preceding the measurement date. As of December 31, 2014, our interest coverage ratio was 7.82x. The consolidated leverage ratio is calculated by dividing Total Funded Debt (as defined in the credit agreement) minus unrestricted cash and cash equivalents as of the measurement date by Consolidated EBITDA as measured on a trailing 12-month basis preceding the measurement date. As of December 31, 2014, our consolidated leverage ratio was 0.67x. Covenants in the Conduit Facility also include a minimum liquidity requirement. The total liquidity covenant stipulates that our aggregate unrestricted cash and cash equivalents as of the measurement date must exceed $10.0 million through the Commitment Expiration Date. As of December 31, 2014, our unrestricted cash and cash equivalents under the non-special-purpose subsidiaries was $242.5 million, which was $232.5 million higher than the minimum requirement. As of December 31, 2014, we were in compliance with all of these covenants.
Securitization Notes. On April 27, 2011, we issued the DROT 2011 Notes with a face value of $64.5 million. The DROT 2011 Notes mature on March 20, 2023 and carry an interest rate of 4.0%. The net proceeds were used to pay off in full the $36.4 million then-outstanding principal balance under our Conduit Facility, to pay down approximately $7.0 million of the Quorum Facility, to pay requisite accrued interest and fees associated with both facilities, and to pay certain expenses incurred in connection with the issuance of the DROT 2011 Notes, including the funding of a reserve account required thereby.
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
On September 20, 2013, we issued the Tempus 2013 Notes with a face value of $31.0 million from receivables we acquired in connection with the Tempus Resorts Acquisition. The Tempus 2013 Notes bear interest at a rate of 6.0% per annum and mature on December 20, 2023. The proceeds from the Tempus 2013 Notes were used to pay off in full the then-outstanding principal balances and accrued interest and fees under the Tempus Receivables Loan and Notes Payable—RFA fees (defined below).
On October 21, 2013, we redeemed all of the DROT 2009 notes at aggregate redemption prices of $24.4 million and $1.8 million, respectively, using the proceeds from borrowings under the Conduit Facility. These notes were originally issued on October 15, 2009 with an initial face value of $169.2 million.
On November 20, 2013, we issued the DROT 2013-2 Notes that included a $44.7 million prefunding account. The DROT 2013-2 Notes were comprised of $213.2 million of AA rated vacation ownership loan-backed notes and $11.8 million of A+ rated vacation ownership loan-backed notes. The initial proceeds were used to pay off the $152.8 million then-outstanding principal balance, accrued interest and fees associated with the Conduit Facility, terminate the two interest rate swap agreements then in effect, pay certain expenses incurred in connection with the issuance of the DROT 2013-2 Notes, and fund related reserve accounts (including the prefunding account) with the remaining proceeds transferred to us for general corporate use. As of December 31, 2013, cash in escrow and restricted cash included $23.3 million related to the prefunding account, all of which was released to our unrestricted cash account in January 2014.
On November 20, 2014, we issued the Diamond Resorts Owner Trust 2014-1 Notes that were comprised of $235.6 million of A+/AA- rated vacation ownership loan-backed notes and $24.4 million of A-/A+ rated vacation ownership loan-backed notes. The initial proceeds were used to pay off the $141.3 million then-outstanding principal balance plus accrued interest and fees associated with the Conduit Facility, pay certain expenses incurred in connection with the issuance of the DROT 2014-1 Notes and fund related reserve accounts (including the prefunding account) with the remaining proceeds transferred to us for general corporate use. As of December 31, 2014, cash in escrow and restricted cash included $4.4 million related to the prefunding account, all of which was released to our unrestricted cash account in January 2015.
Quorum Facility. Our subsidiary, DRI Quorum 2010, LLC (“DRI Quorum”), entered into the Quorum Facility through a Loan Sale and Servicing Agreement (the “LSSA"), dated as of April 30, 2010 with Quorum as purchaser. The LSSA and related documents originally provided for an aggregate minimum $40.0 million loan sale facility and joint marketing venture whereby DRI Quorum may sell eligible consumer loans and in-transit loans to Quorum on a nonrecourse, permanent basis, provided that the underlying consumer obligor is a Quorum credit union member. The joint marketing venture was subject to a minimum term of two years, and the LSSA provided for a purchase period of two years. The purchase price payment and the program purchase fee are each determined at the time that the loan is sold to Quorum. To the extent excess funds remain after payment of the sold loans at Quorum’s purchase price, such excess funds are required to be remitted to us as a deferred purchase price payment. The LSSA was amended on April 27, 2012 to increase the aggregate minimum committed amount of the Quorum Facility to $60.0 million, and further amended and restated effective as of December 31, 2012 to increase the aggregate minimum committed amount of the Quorum Facility to $80.0 million and to extend the term of the agreement to December 31, 2015; provided that Quorum may further extend the term for additional one-year periods by written notice.
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
Tempus Acquisition Loan and Tempus Resorts Acquisition Financing. On July 1, 2011, we completed the acquisition of certain management agreements, unsold VOIs and the rights to recover and resell such interests, the seller's consumer loan portfolio and certain real property and other assets through Mystic Dunes, LLC, a wholly-owned subsidiary of Tempus Acquisition, LLC (the "Tempus Resorts Acquisition"). In order to fund the Tempus Resorts Acquisition, Tempus Acquisition, LLC entered into a Loan and Security Agreement with Guggenheim Corporate Funding, LLC, as the administrative agent for the lenders, which included affiliates of, or funds or accounts managed or advised by, Guggenheim Partners Investment Management, LLC, which is an affiliate of DRP Holdco, LLC, one of our investors (the "Guggenheim Investor"), and Silver Rock Financial LLC, another investor in our company (the “Tempus Acquisition Loan”). The Tempus Acquisition Loan was collateralized by all assets of Tempus Acquisition, LLC. The Tempus Acquisition Loan was initially in an aggregate principal amount of $41.1 million (which included a $5.5 million revolving loan) but was subsequently amended during the year ended December 31, 2012. The Tempus Acquisition Loan bore interest at a rate of 18.0% (of which an amount equal to not less than 10.0% per annum was paid in cash on a quarterly basis and the remaining accrued amount was to be paid, at our election, in cash or in kind by adding the applicable accrued amount to principal), and was scheduled to mature on June 30, 2015. In addition, Tempus Acquisition, LLC paid a 2.0% closing fee based on the initial Tempus Acquisition Loan balance as of July 1, 2011 and was also required to make an exit fee payment for up to 10.0% of the initial Tempus Acquisition Loan balance upon the final payment-in-full of the outstanding balance under the loan. On July 1, 2011, an aggregate of $7.5 million of the Tempus Acquisition Loan was used by Tempus Acquisition, LLC to purchase a 10.0% participating interest in the Tempus Receivables Loan (defined below), and the remaining proceeds were loaned to Mystic Dunes, LLC pursuant to a Loan and Security Agreement having payment terms identical to the Tempus Acquisition Loan (the “Mystic Dunes Loan"). The Mystic Dunes Loan was collateralized by all assets of Mystic Dunes, LLC.
On July 24, 2013, we repaid all outstanding indebtedness under the Tempus Acquisition Loan in the principal amount of $46.7 million, along with $0.6 million in accrued interest and $2.7 million in exit fees and other fees, using the proceeds from the IPO. In addition, the Mystic Dunes Loan was paid off in full.
On July 1, 2011, Mystic Dunes Receivables, LLC, a subsidiary of Mystic Dunes, LLC, entered into a Loan and Security Agreement (the “Tempus Receivables Loan”) with Resort Finance America, LLC ("RFA"). The Tempus Receivables Loan was a receivables credit facility in the amount of $74.5 million, collateralized by mortgages and contracts receivable acquired in the Tempus Resorts Acquisition. The Tempus Receivables Loan bore interest at a rate that was the higher of (i) one-month LIBOR plus 7.0% or (ii) 10%, adjusted monthly, and was scheduled to mature on July 1, 2015. Furthermore, we were obligated to pay RFA an initial defaulted timeshare loans release fee over 36 months from August 2011 through July 2014 ("Notes Payable—RFA fees"). The fee was recorded at fair value as of July 1, 2011, using a discount rate of 10.0%.
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

On May 9, 2014, we repaid all outstanding indebtedness under the DPM Inventory Loan in the principal amount of $7.3 million, along with $0.1 million in accrued interest and other fees, using a portion of the proceeds from the term loan portion of the Senior Credit Facility. There was no principal balance outstanding under the DPM Inventory Loan as of
December 31, 2014; however, we have the option of borrowing additional amounts under the DPM Inventory Loan.
2013 Revolving Credit Facility. On September 11, 2013, we entered into the $25.0 million revolving credit facility with Credit Suisse AG, acting as the administrative agent for a group of lenders (the “2013 Revolving Credit Facility”). The 2013 Revolving Credit Facility provided that, subject to customary borrowing conditions, we could, from time to time prior to the fourth anniversary of the effective date of the 2013 Revolving Credit Facility, borrow, repay and re-borrow loans in an aggregate amount outstanding at any time not to exceed $25.0 million. Borrowings under the 2013 Revolving Credit Facility bore interest, at our option, at a variable rate equal to the sum of LIBOR plus 4.0% per annum or an adjusted base rate plus 3% per annum. The 2013 Revolving Credit Facility was subject to negative covenants generally consistent with the negative covenants applicable to the Senior Secured Notes. The repayment of borrowings and certain other obligations under the 2013 Revolving Credit Facility was secured on a pari passu basis by the collateral that secures the Senior Secured Notes. On May 9, 2014, we terminated the 2013 Revolving Credit Facility in conjunction with our entry into the Senior Credit Facility. There was no principal balance outstanding under the 2013 Revolving Credit Facility immediately prior to its termination.
Island One Borrowings. In connection with the Island One Acquisition completed on July 24, 2013, we assumed the loan sale agreement entered into by a subsidiary of Island One, Inc. on January 31, 2012 with Quorum that provides for an aggregate minimum $15.0 million loan sale facility (the "Island One Quorum Funding Facility"). Under the Island One Quorum Funding Facility, eligible consumer loans and in-transit loans are sold to Quorum on a non-recourse, permanent basis, provided that the underlying consumer obligor is, or becomes, a Quorum credit union member. The Island One Quorum Funding Facility provides for a purchase period of three years at a variable program fee of the published Wall Street Journal prime rate plus 6.0%, with a floor of 8.0%. The loan purchase commitment is conditional upon certain portfolio delinquency and default performance measurements. As of December 31, 2014, the weighted average purchase price payment of the Quorum Facility and the Island One Quorum Funding Facility was 85.9% of the obligor loan amount, and the weighted average program purchase fee was 5.5% of the obligor loan amount.
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
Furthermore, in the Island One Acquisition, we assumed a conduit facility that was scheduled to mature on September 30, 2016 (the "Island One Conduit Facility") until it was paid off in full on February 11, 2014 using payments remitted by our customers. The Island One Conduit Facility bore interest at a rate of 7.4% per annum and was secured by certain consumer loan portfolios and guaranteed by Island One, Inc. We were required to make mandatory monthly principal payments, based upon the aggregate remaining outstanding principal balance of the eligible underlying collateral.
In the Island One Acquisition, we also assumed a note payable in the amount of $0.7 million secured by certain real property in Orlando, Florida (the "Island One Note Payable"). The loan bore interest at 5.0% per annum and required monthly principal and interest payments, until it was repaid in full on December 31, 2013 using our general corporate funds.
Our indebtedness under the DROT 2011 Notes, the DROT 2013-1 Notes, the DROT 2013-2 Notes, the DROT 2014-1 Notes, the Conduit Facility, the Quorum Facility, the Tempus 2013 Notes, the Island One Quorum Funding Facility and the Island One Conduit Facility is non-recourse. Our securitizations represent debt that is securitized through bankruptcy-remote special-purpose entities, the creditors of which have no recourse to DRII or DRC for principal or interest. The funds received from the obligors of our consumer loans are directly used to pay the principal and interest due on the securitization notes.
Notes Payable. We finance premiums on certain insurance policies under three unsecured notes. Two of the unsecured notes matured in January 2015 and each carried an interest rate of 3.1% per annum. The third unsecured note is scheduled to mature in October 2015 and carries an interest rate of 2.8% per annum. In addition, we purchased certain software licenses during the three months ended June 30, 2014, with annual interest-free payments due for the next three years, and this obligation was recorded at fair value using a discount rate of 5.0%.
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
Deferred Taxes. As of December 31, 2014, we had available approximately $274.3 million of unused federal NOLs, $270.4 million of unused state NOLs, and $102.0 million of foreign NOLs with expiration dates from 2026 through 2033 (except for certain foreign NOLs that do not expire) that may be applied against future taxable income, subject to certain limitations.
As a result of the IPO and the resulting change in ownership, our federal NOLs are limited under Internal Revenue Code Section 382. State NOLs are subject to similar limitations in many cases.
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
In January 2010, following a jury trial, a Washington state court entered a judgment against FLRX, awarding plaintiffs damages of $30.0 million plus post-judgment interest at a rate of 12% per annum and attorney's fees of approximately $1.5 million plus accrued interest, and ordered specific performance of certain ongoing contractual obligations pursuant to the breach of contracts claim (the "FLRX Judgment"). FLRX's appeal and petition for review of the verdict were denied.
In April 2012, the plaintiffs in the FLRX case filed the Alter Ego Suit against DRP and DRC (the "Alter Ego Suit"). The complaint, which alleged two claims for alter ego and fraudulent conveyance, sought to hold DRP and DRC liable for the judgment entered against FLRX. DRP was subsequently dismissed as a defendant.
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
Off-Balance Sheet Arrangements. As of December 31, 2014, we did not have any off-balance sheet arrangements (as defined in Item 303(a)(4) of Regulation S-K).
Contractual Obligations. The following table presents obligations and commitments to make future payments under contracts and under contingent commitments as of December 31, 2014 (in thousands):

Contractual Obligations	Total	Less than 1 year		1-3 years	3-5 years	More than 5 years
Senior Credit Facility, including interest payable	$586,048	$57,309	(1)	$44,922	$44,922	$438,895
Securitization notes payable, including interest payable (2)	546,448	199,541		190,690	70,450	85,767
Notes payable, including interest payable	4,680	4,514		166	—	—
Purchase obligations	572	572		—	—	—
Operating lease obligations	37,051	11,062		16,543	7,555	1,891
Total	$1,174,799	$272,998		$252,321	$122,927	$526,553

 (1) Includes an estimated excess cash flow sweep payment as required by the Senior Credit Facility.
 (2) Assumes certain estimates for payments and cancellations on collateralized outstanding mortgage receivables.

Our accrued liabilities in the consolidated balance sheet included elsewhere in this annual report include unrecognized tax benefits. As of December 31, 2014, we had gross unrecognized tax benefits of $23.9 million. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities; therefore, such amounts are not included in the contractual obligation table above.
Information Regarding Geographic Areas of Operation. The geographic segment information presented below is based on the geographic locations of our subsidiaries. Our foreign operations include our operations in Austria, the Caribbean, England, France, Greece, Ireland, Italy, Malta, Mexico, Portugal, Scotland and Spain. No individual country represents 10% or more of our total revenues or long-term assets presented. The following table reflects our total revenue and assets by geographic area for the years ended on, or as of, the dates presented (in thousands):

	For the Year ended December 31,
	2014	2013	2012
Revenue
United States	$731,171	$610,116	$447,277
Foreign	113,395	119,672	76,391
Total Revenues	$844,566	$729,788	$523,668

	As of December 31,
	2014	2013
Mortgages and contracts receivable, net
United States	$496,691	$402,126
Foreign	1,971	3,328
Total mortgages and contracts receivable, net	$498,662	$405,454

Unsold Vacation Interests, net
United States	$198,869	$228,111
Foreign	63,303	69,999
Total unsold Vacation Interests, net	$262,172	$298,110

Property and equipment, net
United States	$59,038	$55,801
Foreign	11,833	4,595
Total property and equipment, net	$70,871	$60,396

Goodwill
United States	$30,632	$30,632
Foreign	—	—
Total goodwill	$30,632	$30,632

Other intangible assets, net
United States	$174,021	$191,648
Foreign	4,765	6,984
Total other intangible assets, net	$178,786	$198,632

Total long-term assets, net
United States	$959,251	$908,318
Foreign	81,872	84,906
Total long-term assets, net	$1,041,123	$993,224

New Accounting Pronouncements
In January 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-04, Receivables - Troubled Debt Restructurings by Creditors(Subtopic 310-40)—Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure("ASU 2014-04"). ASU 2014-04 clarifies when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate recognized. ASU 2014-04 is effective for public business entities for annual periods and interim periods within those annual periods beginning after December 15, 2014. We will adopt ASU 2014-04 as of our interim period ending March 31, 2015. We believe the adoption of this update will not have a material impact on our financial statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes most of the current revenue recognition requirements. The core principle of this guidance is that an entity is required to recognize revenue to depict the transfer of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. New disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. This guidance is effective for us in our interim period ending March 31, 2017. Early application is not permitted. Entities must adopt the new guidance using one of two retrospective application methods. We are currently evaluating the standard to determine the impact of its adoption on our financial statements.
In January 2015, the FASB issued ASU No. 2015-01, Income Statement—Extraordinary and Unusual Items, which eliminates from U.S. GAAP the concept of extraordinary items. Extraordinary items are events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence. Eliminating the extraordinary classification simplifies income statement presentation by altogether removing the concept of extraordinary items from consideration. ASU 2015-01 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. We will adopt ASU 2015-01 as of our interim period ending March 31, 2016. We believe that the adoption of this update will not have a material impact on our financial statements.

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
Interest Rate Risk. We are exposed to interest rate risk through our variable rate indebtedness, including the Conduit Facility and the Senior Credit Facility. We have attempted to manage our interest rate risk through the use of derivative financial instruments. For example, we are required to hedge 90% of the outstanding note balance under the Conduit Facility. We do not hold or issue financial instruments for trading purposes and do not enter into derivative transactions that would be considered speculative positions. To manage exposure to counterparty credit risk in interest rate swap and cap agreements, we enter into agreements with highly rated institutions that can be expected to fully perform under the terms of such agreements. At December 31, 2014, we had no derivative instruments outstanding.
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
As of December 31, 2014, 46.4% of our borrowings, or $442.8 million, bore interest at variable rates. However, all of our variable-rate borrowings require a minimal interest rate floor when LIBOR is below certain levels. Assuming the level of variable-rate borrowings outstanding at December 31, 2014, and assuming a one percentage point increase in the 2014 average interest rate payable on these borrowings, we estimate that our interest expense would have increased and net income would have decreased by approximately $0.7 million for the year ended December 31, 2014.
Foreign Currency Translation Risk. In addition to our operations throughout the U.S., we conduct operations in international markets from which we receive, at least in part, revenues in foreign currencies. For example, we receive Euros and British Pounds Sterling in connection with operations in our European managed resorts and European VOI sales and Mexican Pesos in connection with our operations in Mexico. Because our financial results are reported in U.S. dollars, fluctuations in the value of the Euro, British Pound Sterling and Mexican Peso against the U.S. dollar have had, and will continue to have, an effect, which may be significant, on our reported financial results. A decline in the value of any of the foreign currencies in which we receive revenues, including the Euro, British Pound Sterling or Mexican Peso, against the U.S. dollar will tend to reduce our reported revenues and expenses, while an increase in the value of any such foreign currencies against the U.S. dollar will tend to increase our reported revenues and expenses. Variations in exchange rates can significantly affect the comparability of our financial results between financial periods. For additional information on the potential impact of exchange rate fluctuations on our financial results, see "Item 1A. Risk Factors—Fluctuations in foreign currency exchange rates may affect our reported results of operations."

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
Management's Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this assessment, our management concluded that, as of December 31, 2014, our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by our independent registered public accounting firm, as stated in its attestation report which is included herein.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Diamond Resorts International, Inc.
Las Vegas, Nevada
We have audited Diamond Resorts International, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Diamond Resorts International, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Diamond Resorts International, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Diamond Resorts International, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2014 and our report dated February 25, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Las Vegas, Nevada
February 25, 2015

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the information to be set forth under the captions "Proposal No. 1—Election of Directors," "—Nominees," "—Other Continuing Directors," "Executive Officers," "Governance of the Company" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement in connection with our 2015 Annual Meeting of Stockholders (the "2015 Proxy Statement"), which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2014 pursuant to Regulation 14A.

ITEM 11.     EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the information to be set forth under the captions "Executive Compensation" and "Director Compensation" in the 2015 Proxy Statement.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the information to be set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2015 Proxy Statement.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

The information required by this item is incorporated by reference to the information to be set forth under the captions "Certain Relationships and Related Transactions" and "Director Independence" in the 2015 Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the information to be set forth under the caption “Proposal No. 4—Ratification of Appointment of Independent Registered Public Accounting Firm—Independent Auditor Fees” in the 2015 Proxy Statement.

#PageNum 105

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this Annual Report

1. Consolidated Financial Statements
See the consolidated financial statements required to be filed in this Form 10-K commencing on page F-1 hereof.
2. Exhibits

Exhibit	Description
2.1
Asset Purchase Agreement, dated as of October 24, 2011, among Pacific Monarch Resorts, Inc., Vacation Interval Realty, Inc., Vacation Marketing Group, Inc., MGV Cabo, LLC, Desarrollo Cabo Azul, S. de R.L. de C.V., Operadora MGVM S. de R.L. de C.V., and DPM Acquisition, LLC (incorporated by reference to Exhibit 10.1 to Diamond Resorts Corporation’s Current Report on Form 8-K filed on October 28, 2011**)

2.2
Asset Purchase Agreement, dated as of June 12, 2013, by and among DPM Acquisition, LLC, Resort Services Group, LLC, Monarch Owner Services, LLC, Monarch Grand Vacations Management, LLC and Mark Post (incorporated by reference to Exhibit 2.1 to Diamond Resorts Corporation’s Current Report on Form 8-K filed on June 18, 2013**)

2.3
Transaction Agreement, dated as of July 1, 2013, by and among Diamond Resorts International, Inc., Island One, Inc., Crescent One, LLC and Timeshare Acquisitions, LLC (incorporated by reference to Exhibit 2.1 to Diamond Resorts Corporation’s Current Report on Form 8-K filed on July 8, 2013**)

3.1
Amended and Restated Certificate of Incorporation of Diamond Resorts International, Inc. (incorporated by reference to Exhibit 3.1 to Diamond Resorts International, Inc.’s Quarterly Report on Form 10-Q filed on August 8, 2013***)

3.2
Amended and Restated Bylaws of Diamond Resorts International, Inc. (incorporated by reference to Exhibit 3.2 to Diamond Resorts International, Inc.’s Quarterly Report on Form 10-Q filed on August 8, 2013***)

4.1
Form of Common Stock Certificate of Diamond Resorts International, Inc. (incorporated by reference to Exhibit 4.1 to Diamond Resorts International, Inc.'s Amendment No. 1 to Registration Statement on Form S-1 filed on July 9, 2013****)

10.1
Purchase Agreement, dated as of April 30, 2010, by and between Diamond Resorts Finance Holding Company and DRI Quorum 2010 LLC (incorporated by reference to Exhibit 10.11 to Amendment No. 1 to Diamond Resorts Corporation’s Registration Statement on Form S-4 filed on May 2, 2011**)

10.2
Indenture, dated as of April 1, 2011, by and among Diamond Resorts Owner Trust 2011-1, Diamond Resorts Financial Services, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.7 to Diamond Resorts Corporation’s Annual Report on Form 10-K filed on March 30, 2012**)

10.3
Note Purchase Agreement, dated as of April 21, 2011, by and between Diamond Resorts Owner Trust 2011-1 and Diamond Resorts Corporation, and confirmed and accepted by Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 10.8 to Diamond Resorts Corporation’s Annual Report on Form 10-K filed on March 30, 2012**)

10.4
Second Amended and Restated Registration Rights Agreement, dated as of July 21, 2011, by and among Diamond Resorts Parent, LLC and the parties named therein (incorporated by reference to Exhibit 10.6 to Diamond Resorts Corporation’s Current Report on Form 8-K filed on July 26, 2011**)

10.5
Sixth Amended and Restated Indenture, entered into on February 5, 2015 and dated as of January 30, 2015, among Diamond Resorts Issuer 2008 LLC, as issuer, Diamond Resorts Financial Services, Inc., as servicer, Wells Fargo Bank, National Association, as trustee, as custodian and as back-up servicer, and Credit Suisse AG, New York Branch, as Administrative Agent (incorporated by reference to Exhibit 10.1 to Diamond Resorts International, Inc.’s Current Report on Form 8-K filed on February 9, 2015***)

10.6
Fifth Amended and Restated Sale Agreement, entered into on February 5, 2015 and dated as of January 30, 2015, among Diamond Resorts Depositor 2008 LLC and Diamond Resorts Issuer 2008 LLC (incorporated by reference to Exhibit 10.2 to Diamond Resorts International, Inc.’s Current Report on Form 8-K filed on February 9, 2015***)

10.7
Fifth Amended and Restated Purchase Agreement, entered into on February 5, 2015 and dated as of January 30, 2015, among Diamond Resorts Finance Holding Company and Diamond Resorts Depositor 2008 LLC (incorporated by reference to Exhibit 10.3 to Diamond Resorts International, Inc.’s Current Report on Form 8-K filed on February 9, 2015***)

#PageNum 106

10.8
Lease, dated as of January 16, 2008, by and between H/MX Health Management Solutions, Inc. and Diamond Resorts Corporation (incorporated by reference to Exhibit 10.15 to Amendment No. 1 to Diamond Resorts Corporation’s Registration Statement on Form S-4 filed on May 2, 2011**)

10.9
Terms of Engagement Agreement for Individual Independent Contractor, dated as of June 2009, by and between Praesumo Partners, LLC and Diamond Resorts Centralized Services USA, LLC, as amended by the Extension Agreement, effective as of June 1, 2010, by and between Praesumo Partners, LLC and Diamond Resorts Centralized Services Company, successor to Diamond Resorts Centralized Services USA, LLC, and the Amendment to Extension Agreement, dated as of January 1, 2011, by and between Praesumo Partners, LLC and Diamond Resorts Centralized Services Company, successor to Diamond Resorts Centralized Services USA, LLC (incorporated by reference to Exhibit 10.16 to Amendment No. 1 to Diamond Resorts Corporation’s Registration Statement on Form S-4 filed on May 2, 2011**)

10.10
Third Extension Agreement, dated as of August 20, 2014, by and between Praesumo Partners, LLC and Diamond Resorts Centralized Services Company, successor to Diamond Resorts Centralized Services USA, LLC (incorporated by reference to Exhibit 10.1 to Diamond Resorts International, Inc.’s Current Report on Form 8-K filed on August 22, 2014***)

10.11
Marketing Agreement, dated as of April 30, 2010, by and between Diamond Resorts International Marketing, Inc. and Quorum Federal Credit Union (incorporated by reference to Exhibit 10.1 to Diamond Resorts Corporation’s Quarterly Report on Form 10-Q filed May 15, 2012**)

10.12
First Amendment to Marketing Agreement, dated as of April 27, 2012, by and between Diamond Resorts International Marketing, Inc. and Quorum Federal Credit Union (incorporated by reference to Exhibit 10.2 to Diamond Resorts Corporation’s Quarterly Report on Form 10-Q filed May 15, 2012**)

10.13
Lease Agreement between 1450 Center Crossing Drive, LLC and Diamond Resorts Corporation for rental of office building (incorporated by reference to Exhibit 10.3 to Diamond Resorts Corporation’s Quarterly Report on Form 10-Q filed August 14, 2012**)

10.14
Amended and Restated Loan Sale and Servicing Agreement, dated as of December 31, 2012, by and among DRI Quorum 2010 LLC, Quorum Federal Credit Union, Diamond Resorts Financial Services, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.37 to Diamond Resorts Corporation’s Annual Report on Form 10-K filed on April 1, 2013**)

10.15
Sale Agreement, dated as of January 23, 2013, by and between Diamond Resorts Seller 2013-1, LLC and Diamond Resorts Owner Trust 2013-1. (incorporated by reference to Exhibit 10.1 to Diamond Resorts Corporation’s Current Report on Form 8-K filed on January 29, 2013**)

10.16
Indenture, dated as of January 23, 2013, by and among Diamond Resorts Owner Trust 2013-1, Diamond Resorts Financial Services, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to Diamond Resorts Corporation’s Current Report on Form 8-K filed on January 29, 2013**)

10.17
Exchange Agreement, dated as of July 17, 2013, by and among Diamond Resorts International, Inc., Diamond Resorts Parent, LLC and the members of Diamond Resorts Parent, LLC party thereto (incorporated by reference to Exhibit 10.4 to Diamond Resorts International, Inc.’s Quarterly Report on Form 10-Q filed on August 8, 2013***)

10.18
Redemption Agreement, dated as of July 17, 2013, by and between Cloobeck Diamond Parent, LLC and the members of Cloobeck Diamond Parent, LLC party thereto (incorporated by reference to Exhibit 10.5 to Diamond Resorts International, Inc.’s Quarterly Report on Form 10-Q filed on August 8, 2013***)

10.19
Director Designation Agreement, dated as of July 17, 2013, by and among Diamond Resorts International, Inc. and the stockholders party thereto (incorporated by reference to Exhibit 10.6 to Diamond Resorts International, Inc.’s Quarterly Report on Form 10-Q filed on August 8, 2013***)

10.20
Stockholders' Agreement, dated as of July 17, 2013, by and among Diamond Resorts International, Inc. and the stockholders party thereto (incorporated by reference to Exhibit 10.7 to Diamond Resorts International, Inc.’s Quarterly Report on Form 10-Q filed on August 8, 2013***)

10.21
First Amendment to Stockholders’ Agreement, dated as of August 11, 2014, by and among Diamond Resorts International, Inc. and the stockholders party thereto (incorporated by reference to Exhibit 10.1 to Diamond Resorts International, Inc.’s Current Report on Form 8-K filed on August 13, 2014***)

10.22+	Form of Directors' Indemnification Agreement (incorporated by reference to Exhibit 10.46 to Diamond Resorts International, Inc.'s Registration Statement on Form S-1 filed on June 14, 2013**** )
10.23+
Diamond Resorts International, Inc. 2013 Incentive Compensation Plan (incorporated by reference to Exhibit 10.48 to Diamond Resorts International, Inc.'s Amendment No. 1 to Registration Statement on Form S-1 filed on July 9, 2013****)

10.24+
Form of Stock Option Award Agreement (incorporated by reference to Exhibit 10.49 to Diamond Resorts International, Inc.'s Amendment No. 1 to Registration Statement on Form S-1 filed on July 9, 2013****)

#PageNum 107

10.25+
Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.50 to Diamond Resorts International, Inc.'s Amendment No. 1 to Registration Statement on Form S-1 filed on July 9, 2013**** )

10.26+
Diamond Resorts International, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.51 to Diamond Resorts International, Inc.'s Amendment No. 1 to Registration Statement on Form S-1 filed on July 9, 2013****)

10.27
Credit Agreement, dated as of September 11, 2013, by and among Diamond Resorts Corporation, as borrower, Diamond Resorts International, Inc., the lenders party thereto and Credit Suisse AG, as administrative agent, and the exhibits and schedules thereto (incorporated by reference to Exhibit 10.1 to Diamond Resorts International, Inc.'s Current Report on Form 8-K filed on September 17, 2013***)

10.28
Indenture, dated as of September 20, 2013, by and among Diamond Resorts Tempus Owner Trust 2013, as issuer, Diamond Resorts Financial Services, Inc., as Servicer, and Wells Fargo Bank, National Association, as indenture trustee and back-up servicer (incorporated by reference to Exhibit 10.1 to Diamond Resorts International, Inc.'s Current Report on Form 8-K filed on September 26, 2013***)

10.29
Sale Agreement, dated as of September 20, 2013, by and among Diamond Resorts Tempus Seller 2013, LLC, as seller, Diamond Resorts Tempus Owner Trust 2013, as issuer, and their respective permitted successors and assigns (incorporated by reference to Exhibit 10.2 to Diamond Resorts International, Inc.'s Current Report on Form 8-K filed on September 26, 2013***)

10.30
Omnibus Amendment, dated as of October 18, 2013, by and among Diamond Resorts Issuer 2008 LLC, as Issuer; Diamond Resorts Corporation, Diamond Resorts Holdings, LLC and Diamond Resorts International, Inc., as Performance Guarantors; Diamond Resorts Depositor 2008 LLC, as Depositor; Diamond Resorts Financial Services, Inc., as Servicer; Wells Fargo Bank, National Association, as Indenture Trustee, Custodian and Back-Up Servicer; Credit Suisse AG, New York Branch, as Administrative Agent and a Funding Agent; GIFS Capital Company, LLC, as Conduit; and Diamond Resorts Finance Holding Company, as Seller (incorporated by reference to Exhibit 10.1 to Diamond Resorts International, Inc.'s Current Report on Form 8-K filed on October 24, 2013***)

10.31
Omnibus Amendment No. 2, dated as of September 26, 2014, by and among Diamond Resorts Issuer 2008 LLC, as Issuer; Diamond Resorts Corporation, Diamond Resorts Holdings, LLC and Diamond Resorts International, Inc., as Performance Guarantors; Diamond Resorts Depositor 2008 LLC, as Depositor; Diamond Resorts Financial Services, Inc., as Servicer; Wells Fargo Bank, National Association, as Indenture Trustee, Custodian and Back-Up Servicer; Credit Suisse AG, New York Branch, as Administrative Agent and a Funding Agent; GIFS Capital Company, LLC, as Conduit; and Diamond Resorts Finance Holding Company, as Seller (incorporated by reference to Exhibit 10.3 to Diamond Resorts International, Inc.’s Quarterly Report on Form 10-Q filed on November 4, 2014***)

10.32
Sale Agreement, dated as of November 20, 2013, by and between Diamond Resorts Seller 2013-2, LLC, as Seller, and Diamond Resorts Owner Trust 2013-2, as Issuer, and their respective permitted successors and assigns (incorporated by reference to Exhibit 10.1 to Diamond Resorts International, Inc.’s Current Report on Form 8-K filed on November 26, 2013***)

10.33
Indenture, dated as of November 20, 2013, by and among Diamond Resorts Owner Trust 2013-2, as Issuer, Diamond Resorts Financial Services, Inc., as Servicer, and Wells Fargo Bank, National Association, as Indenture Trustee and Back-up Servicer (incorporated by reference to Exhibit 10.2 to Diamond Resorts International, Inc.’s Current Report on Form 8-K filed on November 26, 2013***)

10.34
Credit Agreement, dated as of May 9, 2014, by and among Diamond Resorts Corporation, Diamond Resorts International, Inc., the lenders party thereto and Credit Suisse AG, as administrative agent and collateral agent, including forms of Security Agreement and Guarantee Agreement and other exhibits and schedules thereto (incorporated by reference to Exhibit 10.1 to Diamond Resorts International, Inc.’s Current Report on Form 8-K filed on May 15, 2014***)

10.35
First Amendment to Credit Agreement, dated as of December 22, 2014, by and among Diamond Resorts Corporation, Diamond Resorts International, Inc., the lenders party thereto and Credit Suisse AG, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to Diamond Resorts International, Inc.’s Current Report on Form 8-K filed on December 30, 2014***)

10.36
Sale Agreement, dated as of November 20, 2014, by and between Diamond Resorts Seller 2014-1, LLC and Diamond Resorts Owner Trust 2014-1 (incorporated by reference to Exhibit 10.1 to Diamond Resorts International, Inc.’s Current Report on Form 8-K filed on November 21, 2014***)

10.37
Indenture, dated as of November 20, 2014, by and among Diamond Resorts Owner Trust 2014-1, Diamond Resorts Financial Services, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to Diamond Resorts International, Inc.’s Current Report on Form 8-K filed on November 21, 2014***)

#PageNum 108

10.38+
Master Agreement, dated as of January 6, 2015, by and among Diamond Resorts International, Inc., Diamond Resorts Corporation, Hospitality Management and Consulting Service, L.L.C., Stephen J. Cloobeck, Cloobeck Companies, LLC, JHJM Nevada I, LLC and, solely for limited purposes stated therein, Nevada Resort Properties Polo Towers Limited Partnership (incorporated by reference to Exhibit 10.1 to Diamond Resorts International, Inc.’s Current Report on Form 8-K filed on January 6, 2015***)

10.39
Membership Interest Purchase Agreement, dated as of January 6, 2015, by and among Diamond Resorts Corporation, Cloobeck Companies, LLC and Chautauqua Management, LLC (incorporated by reference to Exhibit 10.2 to Diamond Resorts International, Inc.’s Current Report on Form 8-K filed on January 6, 2015***)

10.40
Assignment and Assumption Agreement, dated as of January 6, 2015, by and among Diamond Resorts Corporation, JHJM Nevada I, LLC and Nevada Resort Properties Polo Towers Limited Partnership (incorporated by reference to Exhibit 10.3 to Diamond Resorts International, Inc.’s Current Report on Form 8-K filed on January 6, 2015***)

10.41*+	Employment Agreement, dated as of January 1, 2015, by and between Hospitality Management and Consulting Service, L.L.C. and David F. Palmer
10.42*+	Employment Agreement, dated as of January 1, 2015, by and between Hospitality Management and Consulting Service, L.L.C. and C. Alan Bentley
10.43*+	Employment Agreement, dated as of January 1, 2015, by and between Hospitality Management and Consulting Service, L.L.C. and Howard S. Lanznar
10.44*+	Employment Agreement, dated as of January 3, 2013, by and between Diamond Resorts International Marketing, Inc. and Michael A. Flaskey
10.45*+	Employment Agreement, dated as of January 1, 2015, by and between Hospitality Management and Consulting Service, L.L.C. and Steven F. Bell
21.1*	Subsidiaries of Diamond Resorts International, Inc.
23.1*	Consent of BDO USA, LLP
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act as of 1934, as amended
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
The following materials from Diamond Resorts International, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statements of Stockholder's Equity, (iv) the Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements, furnished herewith.

* Filed herewith.
+ Indicates a management contract or compensatory plan or arrangement.
** Commission file number 333-172772.
*** Commission file number 001-35967.
****Commission file number 333-189306.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

#PageNum 109

DIAMOND RESORTS INTERNATIONAL, INC.

Date:	February 25, 2015	By:	/s/ DAVID F. PALMER
David F. Palmer
President and Chief Executive Officer (Principal Executive Officer)

Date:	February 25, 2015	By:	/s/ C. ALAN BENTLEY
C. Alan Bentley
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the 25th day of February 2015.

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

#PageNum 110

INDEX TO FINANCIAL STATEMENTS

PAGE NUMBER
Audited Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Financial Statements
Consolidated Balance Sheets as of December 31, 2014 and 2013	F-3
Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2014, 2013 and 2012	F-4
Consolidated Statement of Stockholders' Equity (Deficit) for the years ended December 31, 2014, 2013 and 2012	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012	F-6

Notes to the Consolidated Financial Statements	F-9

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Diamond Resorts International, Inc.
Las Vegas, Nevada
We have audited the accompanying consolidated balance sheets of Diamond Resorts International, Inc. and Subsidiaries (the “Company”) as of December 31, 2014 and 2013 and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diamond Resorts International, Inc. and Subsidiaries at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Diamond Resorts International, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 25, 2015, expressed an unqualified opinion thereon.
/s/ BDO USA, LLP
Las Vegas, Nevada
February 25, 2015

.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2014 and 2013
(In thousands, except per share data)

	2014	2013
Assets:
Cash and cash equivalents	$242,486	$35,945
Cash in escrow and restricted cash	80,914	92,231
Mortgages and contracts receivable, net of allowance of $130,639 and $105,590, respectively	498,662	405,454
Due from related parties, net	51,651	46,262
Other receivables, net	59,821	54,588
Income tax receivable	467	25
Deferred tax asset	423	—
Prepaid expenses and other assets, net	86,439	68,258
Unsold Vacation Interests, net	262,172	298,110
Property and equipment, net	70,871	60,396
Assets held for sale	14,452	10,662
Goodwill	30,632	30,632
Other intangible assets, net	178,786	198,632
Total assets	$1,577,776	$1,301,195
Liabilities and Stockholders' Equity (Deficit):
Accounts payable	$14,084	$14,629
Due to related parties, net	34,768	44,644
Accrued liabilities	134,680	117,435
Income taxes payable	108	1,069
Deferred income taxes	47,250	22,404
Deferred revenues	124,997	110,892
Senior Credit Facility, net of unamortized original issue discount of $2,055 and $0, respectively	440,720	—
Senior Secured Notes, net of unamortized original issue discount of $0 and $6,548, respectively	—	367,892
Securitization Notes and Funding Facilities, net of unamortized original issue discount of $156 and $226, respectively	509,208	391,267
Notes payable	4,612	23,150
Total liabilities	1,310,427	1,093,382
Commitments and contingencies (see Note 18)
Stockholders' equity (deficit):
Common stock $0.01 par value per share; authorized - 250,000,000 shares; issued 75,732,088 and 75,458,402 shares, and outstanding - 75,732,088 and 75,458,402 shares	757	755
Additional paid-in capital	482,732	463,194
Accumulated deficit	(180,502)	(239,959)
Accumulated other comprehensive loss	(19,561)	(16,177)
Subtotal	283,426	207,813
Less: Treasury stock at cost; 642,900 and 0 shares, respectively	(16,077)	—
Total stockholders' equity	267,349	207,813
Total liabilities and stockholders' equity	$1,577,776	$1,301,195
The accompanying notes are an integral part of these consolidated financial statements.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the years ended December 31, 2014, 2013 and 2012
(In thousands, except per share data)

	2014	2013	2012
Revenues:
Management and member services	$152,201	$131,238	$114,937
Consolidated resort operations	38,406	35,512	33,756
Vacation Interest sales, net of provision of $57,202, $44,670 and $25,457, respectively	532,006	464,613	293,098
Interest	68,398	57,044	53,206
Other	53,555	41,381	28,671
Total revenues	844,566	729,788	523,668
Costs and Expenses:
Management and member services	33,184	37,907	35,330
Consolidated resort operations	35,409	34,333	30,311
Vacation Interest cost of sales	63,499	56,695	32,150
Advertising, sales and marketing	297,095	258,451	178,365
Vacation Interest carrying cost, net	35,495	41,347	36,363
Loan portfolio	8,811	9,631	9,486
Other operating	22,135	12,106	8,507
General and administrative	102,993	145,925	99,015
Depreciation and amortization	32,529	28,185	18,857
Interest expense	56,943	88,626	96,157
Loss on extinguishment of debt	46,807	15,604	—
Impairments and other write-offs	240	1,587	1,009
Gain on disposal of assets	(265)	(982)	(605)
Gain on bargain purchase from business combinations	—	(2,879)	(20,610)
Total costs and expenses	734,875	726,536	524,335
Income (loss) before provision (benefit) for income taxes	109,691	3,252	(667)
Provision (benefit) for income taxes	50,234	5,777	(14,310)
Net income (loss)	59,457	(2,525)	13,643
Other comprehensive income (loss):
Currency translation adjustments, net of tax of $0	(3,545)	2,543	1,632
Post-retirement benefit plan, net of tax of $0	171	(2,064)	—
Other	(10)	77	7
Total other comprehensive (loss) income, net of tax	(3,384)	556	1,639
Comprehensive income (loss)	$56,073	$(1,969)	$15,282
Net income (loss) per share:
Basic	$0.79	$(0.04)	$0.25
Diluted	$0.77	$(0.04)	$0.25
Weighted average common shares outstanding:
Basic	75,466	63,704	53,774
Diluted	76,947	63,704	53,774

The accompanying notes are an integral part of these consolidated financial statements.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the years ended December 31, 2014, 2013 and 2012
($ in thousands, except share data)

	Common Stock Shares	Common Stock Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Less: Treasury Stock at Cost	Total Stockholders' Equity (Deficit)
Balance as of December 31, 2011	53,697,402	$537	$151,710	$(251,077)	$(18,372)	$—	$(117,202)
Stock-based compensation	360,465	4	3,317	—	—	—	3,321
Net income for the year ended December 31, 2012	—	—	—	13,643	—	—	13,643
Other comprehensive income:
Currency translation adjustment, net of tax of $0	—	—	—	—	1,632	—	1,632
Other	—	—	—	—	7	—	7
Balance as of December 31, 2012	54,057,867	541	155,027	(237,434)	(16,733)	—	(98,599)
Issuance of common stock in the IPO, net of related costs	16,100,000	161	204,171	—	—	—	204,332
Issuance of common stock in the Island One Acquisition	5,236,251	52	73,255	—	—	—	73,307
Repurchase of outstanding warrants	—	—	(10,346)	—	—	—	(10,346)
Stock-based compensation	64,284	1	41,087	—	—	—	41,088
Net loss for the year ended December 31, 2013	—	—	—	(2,525)	—	—	(2,525)
Other comprehensive income (loss):
Currency translation adjustments, net of tax of $0	—	—	—	—	2,543	—	2,543
Unrealized loss on post-retirement benefit plan, net of tax of $0	—	—	—	—	(2,064)	—	(2,064)
Other	—	—	—	—	77	—	77
Balance as of December 31, 2013	75,458,402	755	463,194	(239,959)	(16,177)	—	207,813
Exercise of stock options	227,500	2	3,353	—	—	—	3,355
Stock-based compensation	46,186	—	16,185	—	—	—	16,185
Purchase of treasury stock	—	—	—	—	—	(16,077)	(16,077)
Net income for the year ended December 31, 2014	—	—	—	59,457	—	—	59,457
Other comprehensive income (loss):
Currency translation adjustments, net of tax of $0	—	—	—	—	(3,545)	—	(3,545)
Post-retirement benefit plan, net of tax of $0	—	—	—	—	171	—	171
Other	—	—	—	—	(10)	—	(10)
Balance as of December 31, 2014	75,732,088	$757	$482,732	$(180,502)	$(19,561)	$(16,077)	$267,349

The accompanying notes are an integral part of these consolidated financial statements.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2014, 2013 and 2012
(In thousands)

	2014	2013	2012
Operating activities:
Net income (loss)	$59,457	$(2,525)	$13,643
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for uncollectible Vacation Interest sales revenue	57,202	44,670	25,457
Amortization of capitalized financing costs and original issue discounts	5,337	7,079	6,293
Amortization of capitalized loan origination costs and net portfolio discount	8,918	5,955	2,342
Depreciation and amortization	32,529	28,185	18,857
Stock-based compensation	16,202	40,533	3,321
Non-cash expense related to Alter Ego Suit	—	5,508	—
Loss on extinguishment of debt	46,807	15,604	—
Impairments and other write-offs	240	1,587	1,009
Gain on disposal of assets	(265)	(982)	(605)
Gain on bargain purchase from business combinations, net of tax	—	(2,879)	(20,610)
Deferred income taxes	24,424	3,264	(13,010)
Loss on foreign currency exchange	362	245	113
Gain on mortgage repurchase	(621)	(111)	(27)
Unrealized loss on defined benefit plans	171	887	—
Changes in operating assets and liabilities excluding acquisitions:
Mortgages and contracts receivable	(158,842)	(128,803)	(51,787)
Due from related parties, net	2,580	(11,568)	1,844
Other receivables, net	(5,412)	(5,853)	(7,768)
Prepaid expenses and other assets, net	(16,823)	(6,534)	(4,240)
Unsold Vacation Interest, net	22,784	7,131	(23,750)
Accounts payable	(288)	(6,446)	(448)
Due to related parties, net	(8,413)	(20,842)	22,769
Accrued liabilities	17,628	13,119	32,176
Income taxes receivable and payable	(1,402)	1,247	(3,169)
Deferred revenues	15,483	14,272	22,227
Net cash provided by operating activities	$118,058	$2,743	$24,637

The accompanying notes are an integral part of these consolidated financial statements.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS —Continued
For the years ended December 31, 2014, 2013 and 2012
(In thousands)

	2014	2013	2012
Investing activities:
Property and equipment capital expenditures	$(17,950)	$(15,150)	$(14,329)
Purchase of assets in connection with the PMR Acquisition, net of cash acquired of $0, $0 and $0, respectively	—	—	(51,635)
Purchase of assets in connection with the PMR Service Companies Acquisition, net of cash acquired of $0, $0 and $0, respectively	—	(47,417)	—
Purchase of assets in connection with the Aegean Blue Acquisition, net of cash acquired of $0, $0 and $2,072 respectively	—	—	(4,471)
Cash acquired in connection with Island One Acquisition	—	569	—
Proceeds from sale of assets	850	3,933	1,080
Net cash used in investing activities	(17,100)	(58,065)	(69,355)
Financing activities:
Changes in cash in escrow and restricted cash	11,194	(48,637)	(6,401)
Proceeds from issuance of Senior Credit Facility	442,775	—	—
Proceeds from issuance of 2013 Revolving Credit Facility	—	15,000	—
Proceeds from issuance of securitization notes and Funding Facilities	466,325	552,677	119,807
Proceeds from issuance of note payable	1,113	5,357	80,665
Payments on Senior Credit Facility	(2,225)	—	—
Payments on 2013 Revolving Credit Facility	—	(15,000)	—
Payments on senior secured notes, including redemption premium	(404,683)	(56,628)	—
Payments on securitization notes and Funding Facilities	(348,454)	(427,472)	(114,701)
Payments on notes payable	(30,721)	(137,220)	(31,267)
Payments of debt issuance costs	(15,852)	(9,996)	(2,583)
Proceeds from issuance of common and preferred stock, net of related costs	—	204,332	—
Repurchase of outstanding warrants	—	(10,346)	—
Purchase of treasury stock	(16,077)	—	—
Payments related to early extinguishment of notes payable	—	(2,034)	—
Proceeds from exercise of stock options	3,355	—	—
Net cash provided by financing activities	106,750	70,033	45,520
Net increase in cash and cash equivalents	207,708	14,711	802
Effect of changes in exchange rates on cash and cash equivalents	(1,167)	173	362
Cash and cash equivalents, beginning of period	35,945	21,061	19,897
Cash and cash equivalents, end of period	$242,486	$35,945	$21,061

The accompanying notes are an integral part of these consolidated financial statements.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS —Continued
For the years ended December 31, 2014, 2013 and 2012
(In thousands)

	2014	2013	2012
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash interest paid on corporate indebtedness	$55,208	$62,956	$61,660
Cash interest paid on securitization notes and Funding Facilities	$15,068	$16,597	$18,707
Cash paid for taxes, net of cash tax refunds	$3,094	$1,245	$1,910
Purchase of assets in connection with the Island One Acquisition (2013), the PMR Service Companies Acquisition (2013), the PMR Acquisition (2012) and the Aegean Blue Acquisition (2012):
Fair value of assets acquired	$—	$133,835	$103,780
Gain on bargain purchase recognized	—	(2,879)	(20,741)
Goodwill acquired	—	30,632	—
Cash paid, net of cash acquired of $0, $569, and $2,072, respectively	—	(46,848)	(56,106)
DRII common stock issued	—	(73,307)	—
Deferred tax liability	—	(19,140)	(13,010)
Liabilities assumed	$—	$22,293	$13,923

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Insurance premiums financed through issuance of notes payable	$10,599	$11,480	$10,504
Unsold Vacation Interests reclassified to property and equipment	$5,995	$—	$—
Unsold Vacation Interests, net reclassified to assets held for sale	$4,254	$9,758	$422
Other receivables, net reclassified to assets held for sale	$—	$—	$53
Information technology software and support financed through issuance of notes payable	$472	$—	$—
Management contracts (intangible assets, net) reclassified to assets held for sale	$—	$—	$13

The accompanying notes are an integral part of these consolidated financial statements.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1	— Background, Business and Basis of Presentation
Business and Background
On July 24, 2013, Diamond Resorts International, Inc. ("DRII") closed the initial public offering (the "IPO") of an aggregate of 17,825,000 shares of its common stock at the IPO price of $14.00 per share. In the IPO, DRII sold 16,100,000 shares of common stock, and Cloobeck Diamond Parent, LLC ("CDP"), in its capacity as a selling stockholder, sold 1,725,000 shares of common stock. The net proceeds to DRII were $204.3 million after deducting all offering expenses. In connection with the IPO, DRII filed the Securities and Exchange Commission (the "SEC") (i) a registration statement on Form S-1, which registered the shares of common stock offered in the IPO under the Securities Act of 1933, as amended and (ii) a registration statement on Form 8-A, which registered DRII’s common stock under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), each of which became effective on July 18, 2013.
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
The Company operates in the hospitality and vacation ownership industry, with a worldwide network of 333 vacation destinations located in 34 countries throughout the world, including the continental United States ("U.S."), Hawaii, Canada, Mexico, the Caribbean, Central America, South America, Europe, Asia, Australia, New Zealand and Africa. The Company’s resort network includes 93 resort properties with approximately 11,000 units that are managed by the Company and 236 affiliated resorts and hotels and four cruise itineraries, which the Company does not manage and do not carry the Company's brand, but are a part of the Company's network and, through THE Club and other Club offerings (the "Clubs"), are available for its members to use as vacation destinations.
The Company’s operations consist of two interrelated businesses: (i) hospitality and management services and (ii) marketing and sales of Vacation Ownership Interests ("VOIs" or "Vacation Interests") and consumer financing for purchasers of the Company’s VOIs.
Basis of Presentation
Except where the context otherwise requires or where otherwise indicated, the consolidated financial statements and other historical financial data included in this annual report on Form 10-K are (i) those of DRP and its subsidiaries through July 24, 2013, after giving retroactive effect to the Reorganization Transactions and (ii) those of DRII and its subsidiaries after July 24, 2013. The weighted average common shares outstanding for the year ended December 31, 2012 are based upon the number of Class A and Class B common units of DRP outstanding for such period, as applicable, retroactively adjusted for the exchange thereof for shares of common stock of DRII pursuant to the Reorganization Transactions.
The Company’s statement of cash flows for the year ended December 31, 2013 was restated for an $8.1 million reclassification between the operating and financing sections to reflect the redemption premium paid in connection with the Tender Offer and exit fees paid in connection with the extinguishment of the Tempus Acquisition Loan and the PMR Acquisition Loan. This change increased cash flow from operating activities by $8.1 million and decreased cash flow from financing activities by the same amount; however, this change had no impact on previously-reported total cash flows, net loss, comprehensive loss, net loss per share, the balance sheet, the statement of operations or covenant compliance as of and for the

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

year ended December 31, 2013. See "Note 16—Borrowings" for the definition of and further detail on the Tender Offer, the Tempus Acquisition Loan and the PMR Acquisition Loan.

In addition to the above, certain balances in the statements of cash flows for the years ended December 31, 2013 and 2012 have been revised to adjust for immaterial foreign currency translation adjustments.
The following is a list of entities included in the accompanying consolidated financial statements for all or any portion of the periods covered thereby:

AHC Professional US Majority, LLC
AHC Professional US Minority, LLC
AKGI St. Maarten, NV ("AKGI") and subsidiaries
Citrus Insurance Company, Inc.
Crescent One, LLC
Diamond Resorts (Holdings) Limited and subsidiaries
Diamond Resorts Centralized Services Company
Diamond Resorts Corporation
Diamond Resorts Developer and Sales Holding Company and subsidiaries
Diamond Resorts Finance Holding Company and subsidiaries
Diamond Resorts Holdings, LLC
Diamond Resorts Management and Exchange Holding Company and subsidiaries
Diamond Resorts Services, LLC
DPM Holdings, LLC and subsidiaries
FLRX Inc.
George Acquisition Subsidiary, Inc.
Island One, Inc. and subsidiaries
ILX Acquisition, Inc. ("ILXA") and subsidiaries
Tempus Holdings, LLC and subsidiaries
Some of the above entities, which include corporations, limited liability companies and partnerships, have several subsidiaries.
Strategic Acquisitions
The Company has historically expanded its business operations by pursuing acquisitions of ongoing businesses in which the Company added locations to its network of available resorts, additional management contracts, new members to its owner base and additional unsold VOIs that the Company may sell to existing members and potential customers.
On May 21, 2012, the Company acquired from Pacific Monarch Resorts, Inc. and its affiliates certain management contracts, unsold VOIs and the rights to recover and resell such interests, a portfolio of consumer loans and certain real property, additional owner-families and other assets for approximately $51.6 million in cash, plus the assumption of specified liabilities related to the acquired assets (the "PMR Acquisition"). The PMR Acquisition added nine resorts to the Company's resort network. In order to fund the PMR Acquisition, DPM Acquisition, LLC, a wholly-owned subsidiary of the Company, and its subsidiaries (collectively, "DPMA") entered into the PMR Acquisition Loan, which was collateralized by substantially all of the assets of DPMA. See "Note 16—Borrowings" for further detail on this borrowing.
On October 5, 2012, the Company acquired all of the issued and outstanding shares of Aegean Blue Holdings Limited, (the "Aegean Blue Acquisition") through Diamond Resorts AB Acquisition Ltd, a wholly-owned special-purpose subsidiary of Diamond Resorts (Holdings) Limited. Pursuant to the Aegean Blue Acquisition, AB Acquisition Company, Ltd acquired certain management contracts, unsold VOIs and the rights to recover and resell such interests, additional owner-families and certain other assets for approximately $6.5 million in cash, amounts that may become payable pursuant to an earn-out clause (which the Company recorded as a contingent liability) and the Company's assumption of specified liabilities related to the acquired assets. The Aegean Blue Acquisition added five resorts located on the Greek Islands of Rhodes and Crete to the Company's resort network. Tempus Acquisition LLC borrowed $6.6 million under the term loan portion of the Tempus Acquisition Loan to fund the Aegean Blue Acquisition. See "Note 16— Borrowings" for further detail on this borrowing.
On July 24, 2013, concurrent with the closing of the IPO, the Company acquired all of the equity interests of Island One, Inc. and Crescent One, LLC (together, the “Island One Companies”) in exchange for 5,236,251 shares of common stock. These shares represented an aggregate purchase price of $73.3 million based on the IPO price of $14.00 per share. In this transaction, the Company acquired management contracts, unsold VOIs, a portfolio of consumer loans and other assets owned by the Island

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

One Companies, adding eight additional managed resorts in Florida to the Company's resort network and more owner-families to its ownership base (the “Island One Acquisition”). Prior to the closing of the Island One Acquisition, the Company had provided sales and marketing services and HOA management oversight services to Island One, Inc. See "Note 24—Business Combinations" for further detail on the Island One Acquisition.
On July 24, 2013, concurrent with the closing of the IPO, the Company acquired management agreements for certain resorts from Monarch Owner Services, LLC, Resort Services Group, LLC and Monarch Grand Vacations Management, LLC, each of which provided various management services to the resorts and the collection that were added to the Company's network through the PMR Acquisition (the "PMR Service Companies"), for $47.4 million in cash (the “PMR Service Companies Acquisition"). See "Note 24—Business Combinations" for further detail on the PMR Service Companies Acquisition.

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
          Use of Estimates—The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("U.S. GAAP") requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, the Company evaluates its estimates and assumptions, including those related to revenue, bad debts, unsold Vacation Interests, net, Vacation Interest cost of sales, stock-based compensation expense and income taxes. These estimates are based on historical experience and on various other assumptions that management believes are reasonable under the circumstances. The results of the Company's analyses form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and the impact of such differences may be material to the Company's consolidated financial statements.
Significant estimates are also used by the Company to record a provision for contracts receivable losses. This provision is calculated as projected gross losses for originated contracts receivable, taking into account estimated VOI recoveries. The Company applies its historical default percentages based on credit scores of the individual customers to its mortgage and contracts receivable population and evaluates other factors such as economic conditions, industry trends, defaults and past due agings to analyze the adequacy of the allowance. If actual mortgage and contracts receivable losses differ materially from these estimates, the Company's future results of operations may be adversely impacted.
Significant estimates were used by the Company to estimate the fair value of the assets acquired and liabilities assumed in the acquisition of certain assets from ILX Resorts Incorporated in August 2010 (the "ILX Acquisition"), the acquisition of certain assets from Tempus Resorts International, Ltd. and its subsidiaries (the "Tempus Resorts Acquisition"), the PMR Acquisition, the Aegean Blue Acquisition, the Island One Acquisition and the PMR Service Companies Acquisition. These estimates included projections of future cash flows derived from sales of VOIs, mortgages and contracts receivable, member relationship lists, management services revenue and rental income. Additionally, the Company made significant estimates of costs associated with such projected revenues including but not limited to loan defaults, recoveries and discount rates. The Company also made significant estimates which include: (i) allowance for loan and contract losses and provision for uncollectible Vacation Interest sales revenue; (ii) estimated useful lives of property and equipment; (iii) estimated useful lives of intangible assets acquired; (iv) estimated costs to build or acquire any additional Vacation Interests, estimated total revenues expected to be earned on a project, related estimated provision for uncollectible Vacation Interest sales revenue and sales incentives, estimated projected future cost and volume of recoveries of VOIs, estimated sales price per point and estimated number of points sold used to allocate certain unsold Vacation Interests to Vacation Interest cost of sales under the relative sales value method (See "Vacation Interest Cost of Sales" below for further detail on this method) and (v) the valuation allowance recorded against deferred tax assets. It is at least reasonably possible that a material change in one or more of these estimates may occur in the near term and that such change may materially affect actual results.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

In addition, significant estimates are used by the Company to estimate compensation expense related to employee and non-employee stock options issued by the Company under the Diamond Resorts International, Inc. 2013 Incentive Compensation Plan (the "2013 Plan"). The Company utilizes the Black-Scholes option-pricing model to estimate the fair value of the stock options granted. Some of the assumptions that require significant estimates are: (i) expected volatility, which was calculated based on the historical volatility of the stock prices for a group of identified peer companies for the expected term of the stock options granted (which is significantly greater than the volatility of the S&P 500® index as a whole during the same period) due to the lack of historical stock trading prices of the Company; (ii) average expected option life, which represents the period of time the stock options are expected to be outstanding at the issuance date based on management’s estimate using the contractual term for non-employee grants and the simplified method prescribed under SEC Staff Accounting Bulletins Topic 14 Share-Based Payment ("SAB 14") for employee grants and (iii) annual forfeiture rate, which represents a portion of the grants expected to expire prior to vesting due to employee terminations. See "Note 21—Stock-Based Compensation" for further detail on the Company's stock options issued under the 2013 Plan.

Management and Member Services Revenue Recognition—Management and member services revenue includes resort management fees charged to the HOAs and eight multi-resort trusts (the "Diamond Collections"), as well as revenues from the Company's operation of the Clubs. These revenues are recorded and recognized as follows:

•	Management fee revenues are recognized in accordance with the terms of the Company's management contracts.
Under the Company's management agreements, the Company collects management fees from the HOAs and Diamond Collections, which are recognized as revenue ratably throughout the year as earned. The management fees the Company earns are included in the HOAs' and Diamond Collections' operating budgets which, in turn, are used to establish the annual maintenance fees owed by each owner of VOIs.

•
The Company charges an annual fee for membership in each of the Clubs. In addition to annual dues associated with the Clubs, the Company also earns revenue associated with the legacy owners of deeded intervals at resorts that the Company acquired in its strategic acquisitions exchanging the use of their intervals for membership in the Clubs, which requires these owners to pay the annual fees associated with Club membership, and the Company generally encourages holders of these deeded intervals to exchange the use of their intervals for memberships in the Clubs. The Company also earns reservation protection plan revenue, which is an optional fee paid by customers when making a reservation to protect their points should they need to cancel their reservation, and through the Company's provision of other travel and discount related benefits as well as call center services provided to the Diamond Collections and HOAs. In the past, the Company earned revenue associated with customer conversions into THE Club, which involved the payment of a one-time fee by interval owners who wished to retain their intervals but also participate in THE Club.

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
Consolidated Resort Operations Revenue Recognition—Consolidated resort operations revenue consists of the following:

•
The Company functioned as an HOA for its properties located in St. Maarten through December 31, 2014. Consolidated resort operations revenue included the maintenance fees billed to owners and the Diamond Collections in connection with the St. Maarten resorts, which were recognized ratably over the year. In addition, the owners were billed for capital project assessments to repair and replace the amenities of these resorts, as well as assessments to reserve the potential out-of-pocket deductibles for hurricanes and other natural disasters. These assessments were deferred until the refurbishment activity occurred, at which time the amounts collected were recognized as consolidated resort operations revenue with offsetting expense recorded under consolidated resort operations expense. See “Consolidated Resort Operations Expenses” below for further detail. All operating revenues and expenses associated with these properties were consolidated within the Company's financial statements, except for intercompany transactions, such as maintenance fees for the Company's owned inventory and management fees for the owned inventory, which were eliminated. Revenue associated with these properties has historically constituted a majority of the Company's consolidated resort operations revenue. Effective January 1, 2015, however, the Company assigned its rights and obligations to two newly-created stand-alone HOAs, ceased functioning as the HOA for such resorts, and now provides management services to these resorts pursuant to the Company's customary management agreements. Accordingly, effective January 1, 2015, these activities related to the operations of St. Maarten resorts are no longer consolidated within the financial

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

statements of the Company in accordance with an agreement that the Company entered into with the title company that holds the title to these two resorts. See "Note 31—Subsequent Events" for further detail on this transaction;

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
Vacation Interest Sales Revenue Recognition—With respect to the Company's recognition of revenue from Vacation Interest sales, the Company follows the guidelines included in Accounting Standard Codification ("ASC") 978, “Real Estate-Time-Sharing Activities” ("ASC 978"). Under ASC 978, Vacation Interest sales revenue is divided into separate components that include the revenue earned on the sale of the VOI and the revenue earned on the sales incentive given to the customer as motivation to purchase the VOI. Each component is treated as a separate transaction but both are recorded in Vacation Interest sales line of the Company's statement of operations and comprehensive income (loss). In order to recognize revenue on the sale of VOIs, ASC 978 requires a demonstration of a buyer's commitment (generally a cash payment of 10% of the purchase price plus the value of any sales incentives provided). A buyer's down payment and subsequent mortgage payments are adequate to demonstrate a commitment to pay for the VOI once 10% of the purchase price plus the value of the incentives provided to consummate a VOI transaction has been covered. The Company recognizes sales of VOIs on an accrual basis after (i) a binding sales contract has been executed; (ii) the buyer has adequately demonstrated a commitment to pay for the VOI; (iii) the rescission period required under applicable law has expired; (iv) collectibility of the receivable representing the remainder of the sales price is reasonably assured and (v) the Company has completed substantially all of its obligations with respect to any development related to the real estate sold (i.e., construction has been substantially completed and certain minimum project sales levels have been met). If the buyer's commitment has not met ASC 978 guidelines, the Vacation Interest sales revenue and related Vacation Interest cost of sales and direct selling costs are deferred and recognized under the installment method until the buyer's commitment is satisfied, at which time the remaining amount of the sale is recognized. The net deferred revenue is recorded as a reduction to mortgages and contracts receivable on the Company's balance sheet. Under ASC 978, the provision for uncollectible Vacation Interest sales revenue is recorded as a reduction of Vacation Interest sales revenue.
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
Vacation Interest sales, net of provision, consists of the following for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Year Ended December 31,
	2014	2013	2012
Vacation Interest Sales	$589,208	$509,283	$318,555
Provision for uncollectible Vacation Interest sales revenue	(57,202)	(44,670)	(25,457)
Vacation Interest sales, net of provision	$532,006	$464,613	$293,098

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Interest Revenue—The Company's interest revenue consists primarily of interest earned on consumer loans. Interest earned on consumer loans is accrued based on the contractual provisions of the loan documents. Interest accruals on consumer loans are suspended at the earliest of (i) the completion of cancellation or foreclosure proceedings or (ii) the customer's account becoming over 180 days delinquent. If payments are received while a consumer loan is considered delinquent, interest is recognized on a cash basis. Interest accrual resumes once a customer has made six timely payments on the loan and brought the account current. All interest revenue is allocated to the Vacation Interest Sales and Financing business segment, with the exception of interest revenue earned on bank account balances, which is reported in Corporate and Other.
Other Revenue—Other revenue includes (i) collection fees paid by owners when they bring their maintenance fee accounts current after collection efforts have been made by the Company on behalf of the HOAs and Diamond Collections; (ii) closing costs paid by purchasers on sales of VOIs; (iii) revenue associated with certain sales incentives given to customers as motivation to purchase a VOI (in an amount equal to the expense associated with such sales incentives), which is recorded upon recognition of the related VOI sales revenue; (iv) late/impound fees assessed on consumer loans; (v) loan servicing fees earned for servicing third-party portfolios; (vi) commission revenue earned from certain third-party lenders that provide consumer financing for sales of the Company's VOIs in Europe and (vii) liquidation damage revenue recognized when customers' non-refundable deposits are forfeited upon the customers' failure to close on VOI transactions. Revenues associated with item (i) above are allocated to the Company's Hospitality and Management Services business segment. Revenues associated with the remaining items above are allocated to the Company's Vacation Interest Sales and Financing business segment.
Management and Member Services Expense—Substantially all direct expenses related to the provision of services to the HOAs (other than for the Company's St. Maarten resorts, for which the Company functioned as the HOA through December 31, 2014) and the Diamond Collections are recovered through the Company's management agreements and, consequently, are not recorded as expenses. The Company passes through to the HOAs and the Diamond Collections certain overhead charges incurred to manage the resorts. In accordance with guidance included in ASC 605-45, “Revenue Recognition - Principal Agent Considerations," reimbursements from the HOAs and the Diamond Collections relating to pass-through costs are recorded net of the related expenses. These expenses are allocated to the Hospitality and Management Services business segment.
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
Consolidated Resort Operations Expense—Through December 31, 2014, with respect to the two resorts located in St. Maarten, the Company recorded expenses associated with housekeeping, front desk, maintenance, landscaping and other similar activities, which were recovered by the maintenance fees recorded in consolidated resort operations revenue. In addition, for these two properties, the Company also billed the owners for capital project assessments to repair and replace the amenities of these resorts, as well as assessments to reserve the potential out-of-pocket deductibles for hurricanes and other natural disasters. These assessments were deferred until the refurbishment activity occurred, at which time the amounts collected were recognized as consolidated resort operations revenue with offsetting expense recorded under consolidated resort operations expense. The Company's expense associated with the St. Maarten properties has historically constituted a majority of the Company's consolidated resort operations expense. Effective January 1, 2015, these activities related to the operations of the St. Maarten resorts are no longer consolidated within the Company's financial statements in accordance with an agreement that the Company entered into with the title company that holds the title to these two resorts. The Company will continue to provide management services to these resorts under its customary cost-plus management agreements, under which the costs of operations are borne by the HOAs. See "Note 31—Subsequent Events" for further detail on this transaction. Furthermore, consolidated resort operations expense includes the costs related to food and beverage operations at certain resorts whose restaurants the Company operates directly. Similarly, the expenses of operating the golf courses, spas and retail and gift shops are included in consolidated resort operations expense. These expenses are allocated to the Hospitality and Management Services business segment.
Through December 31, 2013, consolidated resort operations expense also included costs at certain golf courses owned and operated by the Company at certain resorts prior to outsourcing the management of these golf courses.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Vacation Interest Cost of Sales—At the time the Company records Vacation Interest sales revenue, it records the related Vacation Interest cost of sales. The Company records Vacation Interest cost of sales using the relative sales value method in accordance with ASC 978. This method, which was originally designed more for developers of timeshare resorts, requires the Company to make a number of projections and estimates which are subject to significant uncertainty. In order to determine the amounts that must be expensed for each dollar of Vacation Interest sales with respect to a particular project, the Company is required to prepare a forecast of sales and certain costs for the entire project's life cycle. These forecasts require the Company to estimate, among other things, the costs to acquire (or if applicable, build) additional VOIs, the total revenues expected to be earned on the project (including estimations of sales price per point and the aggregate number of points to be sold), the proper provision for uncollectible Vacation Interest sales revenue, sales incentives, and the projected future cost and volume of recoveries of VOIs. Then, these costs as a percentage of Vacation Interest sales are determined and that percentage is applied retroactively to all prior sales and is applied to sales within the current period and future periods with respect to a particular project. These projections are reviewed on a regular basis, and the relevant estimates used in the projections are revised (if necessary) based upon historical results and management's new estimates. The Company requires a seasoning of pricing strategy changes before such changes fully affect the projection, which generally occurs over a six-month period. If any estimates are revised, the Company is required to adjust its Vacation Interest cost of sales using the revised estimates, and the entire adjustment required to correct Vacation Interest cost of sales over the life of the project to date is taken in the period in which the estimates are revised. Accordingly, small changes in any of the numerous estimates in the model can have a significant financial statement impact, both positively and negatively, because of the retroactive adjustment required by ASC 978. See “Unsold Vacation Interests, net” below for further detail. All of these costs are allocated to the Vacation Interest Sales and Financing business segment.
Advertising, Sales and Marketing Costs—Advertising, sales and marketing costs are expensed as incurred, except for costs directly related to VOI sales that are not eligible for revenue recognition under ASC 978, as described in "—Vacation Interest Sales Revenue Recognition” above, which are deferred along with related revenue until the buyer's commitment requirements are satisfied. Advertising, sales and marketing costs are allocated to the Vacation Interest Sales and Financing business segment. Advertising expense recognized was $7.3 million, $6.2 million and $5.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Vacation Interest Carrying Cost, Net—The Company is responsible for paying annual maintenance fees and reserves to the HOAs and the Diamond Collections on its unsold VOIs. Vacation Interest carrying cost, net, also includes amounts paid for delinquent maintenance fees related to VOIs acquired pursuant to the Company's inventory recovery agreements, except for amounts that are capitalized to unsold Vacation Interests, net.
To offset the Company's gross Vacation Interest carrying cost, the Company rents VOIs controlled by the Company to third parties on a short-term basis. The Company also generates revenue on sales of sampler programs and mini-vacations ("Sampler Packages"), which allow prospective owners to stay at a resort property on a trial basis. This revenue and the associated expenses are deferred until the vacation is used by the customer or the expiration date, whichever is earlier. Revenue from resort rentals and Sampler Packages is recognized as a reduction to Vacation Interest carrying cost, with the exception of revenue from the Company's European sampler product and a U.S. term Points product, which have a duration of three years and are treated as Vacation Interest sales revenue. In addition, the Company provides rental services on behalf of certain of its affiliated resorts for a commission. Vacation interest carrying cost, net, is allocated to the Vacation Interest Sales and Financing business segment.
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
General and Administrative Expense—General and administrative expense includes payroll and benefits, legal, audit and other professional services, costs related to mergers and acquisitions, travel costs, technology-related costs and corporate facility expense. These expenses are not allocated to the Company's business segments, but rather are reported under Corporate and Other.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

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
Stock-based Compensation Expense—The Company accounts for the stock-based compensation issued to its employees in accordance with ASC 718, "Compensation - Stock Compensation" ("ASC 718"). For a stock-based award with service-only vesting conditions, the Company measures compensation expense at fair value on the grant date and recognizes this expense in the statement of operations and comprehensive income (loss) over the expected term during which the grantees provide service in exchange for the award.
The Company uses tax law ordering for purposes of determining when excess tax benefits have been realized.
Through December 31, 2014, the Company accounted for its stock-based compensation issued to employees of Hospitality Management and Consulting Service, LLC ("HM&C"), a Nevada limited liability company, in accordance with ASC 505-50, "Equity-Based Payments to Non-Employees." In addition, stock-based compensation issued to Mr. Lowell D. Kraff, the Vice Chairman of the Board of Directors of DRII is also accounted for in accordance with ASC 505-50, "Equity-Based Payments to Non-Employees." Employees of HM&C through December 31, 2014 and Mr. Kraff are collectively referred to as the "Non-Employees" and the stock-based compensation issued to such employees of HM&C prior to December 31, 2014 and to Mr. Kraff are collectively referred to as the "Non-Employee Grants." Pursuant to the Homeowner Association Oversight, Consulting and Executive Management Services Agreement entered into with HM&C (the “HM&C Agreement”), HM&C provides certain services to the Company, including the services of certain executive officers, including Mr. David F. Palmer, President and Chief Executive Officer, Mr. C. Alan Bentley, Executive Vice President and Chief Financial Officer, Mr. Howard S. Lanznar, Executive Vice President and Chief Administrative Officer, and approximately 55 other employees and through December 31, 2014, Mr. Stephen J. Cloobeck, the Company's founder and Chairman. See "Note 6—Transactions with Related Parties" for further discussion of HM&C.
Effective January 1, 2015, in accordance with a Master Agreement that the Company entered into with Mr. Cloobeck, HM&C, JHJM Nevada I, LLC (“JHJM”) and other entities controlled by Mr. Cloobeck or his immediate family members (the “Master Agreement”), the Company acquired all of the outstanding membership interests in HM&C, which became a wholly-owned subsidiary of the Company. See "Note 31—Subsequent Events" for further detail on this transaction. All stock options issued to employees of HM&Cs have been converted to employee grants on January 1, 2015 and will be accounted for in accordance with ASC 718.
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

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

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
Cash in Escrow and Restricted Cash—Cash in escrow consists of deposits received on sales of VOIs that are held in escrow until the legal rescission period has expired. Restricted cash consists primarily of reserve cash held for the benefit of the secured note holders including the prefunding account and cash collections on certain mortgages and contracts receivable that secure collateralized notes. Additionally, in its capacity as resort manager, the Company collects cash on overnight rental operations on behalf of owners and HOAs, which are captioned “Rental trust” in "Note 4—Cash in Escrow and Restricted Cash." In most cases, the Company is the owner and ultimate recipient of the cash. The remainder is collected on behalf of owners and HOAs.
Mortgages and Contracts Receivable and Allowance for Loan and Contract Losses—The Company accounts for mortgages (for the financing of previously sold intervals) and contracts receivable (for the financing of points) under ASC 310.
Mortgages and contracts receivable that the Company originates or acquires are recorded net of (i) deferred loan and contract costs; (ii) the discount or premium on the acquired mortgage pool and (iii) the related allowance for loan and contract losses. Loan and contract origination costs incurred in connection with providing financing for VOIs are capitalized and amortized over the term of the related mortgages or contracts receivable as an adjustment to interest revenue using the effective interest method. Because the Company currently sells VOIs only in the form of points, the Company originates contracts receivables, and is not currently originating any new mortgages. The Company records a sales provision for estimated mortgage and contracts receivable losses as a reduction to Vacation Interest sales revenue. This provision is calculated as projected gross losses for originated mortgages and contracts receivable, taking into account estimated VOI recoveries. If actual mortgage and contracts receivable losses differ materially from these estimates, the Company's future results of operations may be adversely impacted.
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
The Company charges off mortgages and contracts receivable upon the earliest of (i) the completion of cancellation or foreclosure proceedings or (ii) the customer's account becoming over 180 days delinquent. Once a customer has made six timely payments and brought the account current following the event leading to the charge off, the charge off is reversed. A default in a customer's initial payment results in a rescission of the sale. All collection and foreclosure costs are expensed as incurred.
The mortgages and contracts receivable acquired in connection with the Company's strategic acquisitions are each accounted for separately as an acquired pool of loans. Any discount or premium associated with each pool of loans is amortized using an amortization method that approximates the effective interest method.
Due from Related Parties, Net and Due to Related Parties, Net—Amounts due from related parties, net, and due to related parties, net consist primarily of transactions with HOAs or Diamond Collections for which the Company acts as the management company. See "Note 6—Transactions with Related Parties" for further detail. Due to the fact that the right of offset exists between the Company and the HOAs and the Diamond Collections, the Company evaluates amounts due to and from each HOA and Collection at each reporting period to present the balances as either a net due to or a net due from related parties in accordance with the requirements of ASC 210, “Balance Sheet—Offsetting.”

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Assets Held for Sale—Assets held for sale are recorded at the lower of cost or their estimated fair value less costs to sell and are not subject to depreciation. Sale of the assets classified as such is probable, and transfer of the assets is expected to qualify for recognition as a completed sale, generally within one year of the balance sheet date. See "Note 13—Assets Held for Sale" for further information.
Unsold Vacation Interests, Net—Unsold VOIs are valued at the lower of cost or fair market value. The cost of unsold VOIs includes acquisition costs, hard and soft construction costs (which are comprised of architectural and engineering costs incurred during construction), the cost incurred to recover inventory and other carrying costs (including interest, real estate taxes and other costs incurred during the construction period). The costs capitalized for recovered intervals differ based on a variety of factors, including the method of recovery and the timing of the original sale or loan origination. Costs are expensed to Vacation Interest cost of sales under the relative sales value method described above. In accordance with ASC 978, under the relative sales value method, cost of sales is calculated as a percentage of Vacation Interest sales revenue using a cost-of-sales percentage ratio of total estimated development costs to total estimated Vacation Interest sales revenue, including estimated future revenue and incorporating factors such as changes in prices and the recovery of VOIs (generally as a result of maintenance fee and contracts receivable defaults). In accordance with ASC 978, the selling, marketing and administrative costs associated with any sale, whether the original sale or subsequent resale of recovered inventory, are expensed as incurred, except for the direct selling costs that are deferred and recognized under the installment method until the buyer's commitment is satisfied, at which time the remaining amount of the sale is recognized.
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
In North America, the Company capitalizes all maintenance fees and assessments paid to the HOAs and the Diamond Collections related to the inventory recovery agreements into unsold Vacation Interests, net for the first two years of a member's maintenance fee delinquency. Following this two-year period, all assessments and maintenance fees paid under these agreements are expensed in Vacation Interest carrying cost, net until such time that the inventory is recovered. No entry is recorded upon the recovery of the delinquent inventory.
In Europe, the Company enters into informal inventory recovery arrangements similar to those in North America with the majority of the HOAs and the European Collection. Accordingly, the Company capitalizes all maintenance fees and assessments paid to the HOAs and the European Collection related to the inventory recovery arrangements into due from related parties-net for the first two years of a member's maintenance fee delinquency. Following this two-year period, all assessments and maintenance fees paid under these arrangements are expensed in Vacation Interest carrying cost, net until such time that the inventory is recovered. Once the delinquent inventory is recovered, the Company reclassifies the amounts capitalized in due from related parties, net to unsold Vacation Interests, net.
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

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

result from the use and eventual disposition of an asset is less than its net book value, an impairment loss is recognized. Measurement of an impairment loss is based on the fair value of the asset.
Foreign Currency Translation—Assets and liabilities in foreign locations are translated into U.S. dollars using rates of exchange in effect at the end of the reporting period. Income and expense accounts are translated into U.S. dollars using average rates of exchange. The net gain or loss is shown as a translation adjustment and is included in other comprehensive income (loss) in the consolidated statement of operations and comprehensive income (loss). Holding gains and losses from foreign currency transactions are also included in the consolidated statement of operations and comprehensive income (loss).
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
Recently Issued Accounting Pronouncements
In January 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-04, Receivables - Troubled Debt Restructurings by Creditors(Subtopic 310-40)—Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure ("ASU 2014-04"). ASU 2014-04 clarifies when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate recognized. ASU 2014-04 is effective for public business entities for annual periods and interim periods within those annual periods beginning after December 15, 2014. The Company will adopt ASU 2014-04 as of its interim period ending March 31, 2015. The Company believes that the adoption of this update will not have a material impact on its financial statements.
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
In January 2015, the FASB issued ASU No. 2015-01, Income Statement—Extraordinary and Unusual Items, which eliminates from U.S. GAAP the concept of extraordinary items. Extraordinary items are events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence. Eliminating the extraordinary classification simplifies income statement presentation by altogether removing the concept of extraordinary items from consideration. ASU 2015-01 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. The Company will adopt ASU 2015-01 as of its interim period ending March 31, 2016. The Company believes that the adoption of this update will not have a material impact on its financial statements.

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

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

with the proceeds received by the Company from repayments of such mortgages and contracts receivable. To the extent that the Company is not successful in maintaining or replacing existing financings, it may have to curtail its sales and marketing operations or sell assets, thereby resulting in a material adverse effect on the Company’s results of operations, cash flows and financial condition.
 Geographic Concentration—Currently, portions of the Company's consumer loan portfolio are concentrated in certain geographic regions within the U.S. As of December 31, 2014, the Company's loans to California, Arizona and Florida residents constituted 32.4%, 8.6% and 5.7%, respectively, of the consumer loan portfolio. The deterioration of the economic condition and financial well-being of the regions in which the Company has significant loan concentrations such as California, Arizona or Florida, could adversely affect its consumer loan portfolio, business and results of operations. No other state or foreign country concentration accounted for in excess of 5.0% of the portfolio. The credit risk inherent in such concentrations is dependent upon regional and general economic stability, which affects property values and the financial well-being of the borrowers.
Interest Rate Risk—Since a significant portion of the Company’s indebtedness bears interest at variable rates, any increase in interest rates beyond amounts covered under the Company’s interest rate cap agreements or swap agreements, particularly if sustained, could have a material adverse effect on the Company’s results of operations, cash flows and financial position.
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
During July and August 2013, the Company entered into two interest rate swap agreements (the "2013 Swap Agreements") to manage its exposure to interest rate increases. The 2013 Swap Agreements were terminated concurrent with the paydown of the Conduit Facility on November 20, 2013.
During 2014, the Company entered into a series of interest rate swap agreements (the "2014 Swap Agreements") to manage its exposure to interest rate increases. The 2014 Swap Agreements were terminated on October 20, 2014 and November 17, 2014. See "Note 16—Borrowings" for the definition of the Conduit Facility,

Note 4	— Cash in Escrow and Restricted Cash
Cash in escrow and restricted cash consisted of the following as of December 31 of each of the following years (in thousands):

	2014	2013
Securitization and Funding Facilities collection, prefunding and reserve cash	$39,784	$49,987
Collected on behalf of HOAs and other	17,862	17,091
Rental trust	12,556	11,131
Escrow	9,830	11,887
Bonds and deposits	882	2,135
Total cash in escrow and restricted cash	$80,914	$92,231

A majority of cash in escrow and restricted cash is related to funds received on the Company's Securitization and Funding Facilities collection, prefunding and reserve cash accounts, which contain reserve cash held for the benefit of the secured note holders and cash collections on certain mortgages receivable that secure collateralized notes. The Conduit Facility and the Quorum Facility are collectively referred to as the Funding Facilities.

Cash in escrow and restricted cash also include restricted cash collected on behalf of the HOAs and are considered pass-through balances and have no impact on the operations of the Company. As of December 31, 2013, Securitization and Funding Facilities collection, prefunding and reserve cash included $23.3 million related to the future funding of contracts receivables associated with the DROT 2013-2 Notes that was released to the Company's unrestricted cash account in January 2014. As of December 31, 2014, Securitization and Funding Facilities collection and reserve cash included $4.4 million related to the future funding of contracts receivables associated with the DROT 2014-1 Notes that was released to the Company's unrestricted cash account in January 2015. See "Note 16—Borrowings" for the definition of and more detail regarding these borrowings.

Note 5	— Mortgages and Contracts Receivable and Allowance for Loan and Contract Losses
The Company provides financing to purchasers of VOIs at North American and St. Maarten sales centers that is collateralized by their VOIs. Eligibility for this financing is determined based on the customers’ FICO credit scores. As of December 31, 2014, the mortgages and contracts receivable bore interest at fixed rates between 6.0% and 18.0%. The terms of the mortgages and contracts receivable are from two years to 15 years and may be prepaid at any time without penalty. The weighted average interest rate of outstanding mortgages and contracts receivable was 14.8% and 15.1% as of December 31, 2014 and December 31, 2013, respectively.
The Company charges off mortgages and contracts receivable upon the earliest of (i) the completion of cancellation or foreclosure proceedings or (ii) the customer's account becoming over 180 days delinquent. Once a customer has made six timely payments and brought the account current following the event leading to the charge-off, the charge-off is reversed. A default in a customer's initial payment results in a rescission of the sale. All collection and foreclosure costs are expensed as incurred. Mortgages and contracts receivable between 90 and 180 days past due as of December 31, 2014 and December 31, 2013 were 2.0% and 2.5% respectively, of gross mortgages and contracts receivable.
Mortgages and contracts receivable originated by the Company are recorded net of deferred loan and contract origination costs, and the related allowance for loan and contract losses. Loan and contract origination costs incurred in connection with providing financing for VOIs are capitalized and amortized over the estimated life of the mortgages or contracts receivable, based on historical prepayments, as a decrease to interest revenue using the effective interest method. Amortization of deferred loan and contract origination costs charged to interest revenue was $8.9 million, $5.4 million and $3.3 million for the years ended December 31, 2014, 2013, and 2012, respectively.
The Company recorded a $0.6 million premium on July 24, 2013 on the mortgage pool purchased in the Island One Acquisition and is being amortized over the life of the related acquired mortgage pool. As of December 31, 2014 and December 31, 2013, the net unamortized premium was $0.3 million and $0.5 million, respectively. During the years ended December 31, 2014 and 2013, amortization of $0.2 million and $0.1 million, respectively, was recorded as a decrease to interest revenue.
Mortgages and contracts receivable, net, consisted of the following as of December 31 of each of the following years (in thousands):

	2014		2013
Mortgages and contracts receivable, originated	$567,564		$417,595
Mortgages and contracts receivable, purchased	41,059		77,271
Mortgages and contracts receivable, contributed	154		443
Mortgages and contracts receivable, gross	608,777	(a)	495,309
Allowance for loan and contract losses	(130,639)		(105,590)
Deferred profit on Vacation Interest transactions	(1,625)		(2,197)
Deferred loan and contract origination costs, net of accumulated amortization	12,253		8,223
Inventory value of defaulted mortgages that were previously contributed or acquired	9,587		9,411
Premium on mortgages and contracts receivable, net of accumulated amortization	309		515
Discount on mortgages and contracts receivable, net of accumulated amortization	—		(217)
Mortgages and contracts receivable, net	$498,662		$405,454
_____________
(a) Includes a $592.9 million of completed loans and $15.9 million of sales pending close of escrow as of December 31, 2014.
As of December 31, 2014 and 2013, $552.4 million and $404.2 million, respectively, of the gross amount of mortgages and contracts receivable were collateralized against the Company’s various debt instruments included in "Securitization notes and Funding Facilities" in the accompanying consolidated balance sheets. See "Note 16—Borrowings" for further detail.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

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
The following reflects the contractual principal maturities of originated and acquired mortgages and contracts receivable as of December 31 of each of the following years (in thousands):

2015	$55,088
2016	58,944
2017	61,618
2018	63,517
2019	65,578
2020 and thereafter	304,032
$608,777
Activity in the allowance for loan and contract losses associated with mortgages and contracts receivable consisted of the following for the years ended December 31 (in thousands):

	2014	2013
Balance, beginning of year	$105,590	$83,784
Provision for uncollectible Vacation Interest sales revenue (b)	56,970	43,133
Provision for purchased portfolios	—	3,982
Mortgages and contracts receivable charged off	(34,554)	(28,882)
Recoveries	2,648	3,568
Effect of translation rate	(15)	5
Balance, end of year	$130,639	$105,590
_____________
(b) The provision for uncollectible Vacation Interest sales revenue in the table above shows activity in the allowance for loan and contract losses associated with mortgages and contracts receivable is exclusive of ASC 978 adjustments related to deferred revenue, as well as adjustments for the rescission period required under applicable law. The ASC 978 adjustments increased the provision for uncollectible Vacation Interest sales revenue by $0.2 million for the year ended December 31, 2014 and $0.9 million for the year ended December 31, 2013. The adjustments for the rescission period increased the provision for uncollectible Vacation Interest sales revenue by $0.6 million for the year ended December 31, 2013, and did not have any impact on the provision for uncollectible Vacation Interest sales revenue for the year ended December 31, 2014.
A summary of the credit quality and aging consisted of the following as of December 31 of each of the following years (in thousands):

As of December 31, 2014
FICO Scores	Current	31-60	61-90	91-120	121-150	151-180	Total
>799	$56,005	$487	$215	$190	$143	$155	$57,195
700 - 799	305,636	4,276	1,338	1,396	1,335	1,050	315,031
600 - 699	178,550	6,313	2,687	2,034	1,891	1,674	193,149
<600	19,992	1,833	895	545	406	450	24,121
No FICO Scores	17,262	817	449	361	230	162	19,281
	$577,445	$13,726	$5,584	$4,526	$4,005	$3,491	$608,777

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

As of December 31, 2013
FICO Scores	Current	31-60	61-90	91-120	121-150	151-180	Total
>799	$44,706	$103	$94	$98	$140	$43	$45,184
700 - 799	230,887	2,195	1,138	1,068	1,108	852	237,248
600 - 699	140,874	4,159	2,381	2,124	1,475	1,451	152,464
<600	19,823	1,321	1,029	752	568	593	24,086
No FICO Scores	32,429	1,315	987	704	511	381	36,327
	$468,719	$9,093	$5,629	$4,746	3,802	$3,320	$495,309
The Company captures FICO credit scores when each loan is underwritten. FICO credit score information is updated annually and was last updated as of March 31, 2014 for then-existing mortgages and contracts receivable. The "No FICO Scores" category in the table above is primarily comprised of customers who live outside of the U.S. and owners from the Island One Acquisition.

Note 6	— Transactions with Related Parties
Due from Related Parties, Net, and Due to Related Parties, Net
Amounts due from related parties, net, and due to related parties, net, consist primarily of transactions with HOAs or Diamond Collections for which the Company acts as the management company. Due from related parties, net, transactions include (i) management fees for the Company’s role as the management company; (ii) certain expenses reimbursed by HOAs and Diamond Collections and (iii) the recovery of a portion of the Company’s Vacation Interest carrying costs, management and member services, consolidated resort operations, loan portfolio and general and administrative expenses that are incurred on behalf of the HOAs and the Diamond Collections according to a pre-determined schedule approved by the board of directors at each HOA and Diamond Collection. Due to related parties, net, transactions include (i) the amounts due to HOAs under inventory recovery agreements that the Company enters into regularly with certain HOAs and similar agreements with the Diamond Collections, pursuant to which the Company recaptures VOIs, either in the form of vacation points or vacation intervals, and brings them into the Company’s inventory for sale to customers; (ii) the maintenance fee and assessment fee liability owed to HOAs or Diamond Collections for VOIs owned by the Company (this liability is recorded on January 1 of each year for the entire amount of annual maintenance and assessment fees, and is relieved throughout the year by payments remitted to the HOAs and the Diamond Collections; these maintenance and assessment fees are also recorded as prepaid expenses and other assets in the accompanying consolidated balance sheets and amortized ratably over the year); (iii) cleaning fees owed to the HOAs for room stays paid by the Company's customers or by a Club on behalf of a member where the frequency of the cleans exceed those covered by the respective maintenance fees and(v) miscellaneous transactions with other non-HOA related parties.
Amounts due from related parties and due to related parties, some of which are due on demand, carry no interest. Due to the fact that the right of offset exists between the Company and the HOAs and the Diamond Collections, the Company evaluates amounts due to and from each HOA and Collection at each reporting period to reduce the receivables and the payables on each party's books of record. Any remaining balances are then reclassified as either a net due to or a net due from related parties for each HOA and Collection in accordance with the requirements of ASC 210, "Balance Sheet— Offsetting."
Due from related parties, net, consisted of the following as of December 31 of each of the following years (in thousands):

	2014	2013
Amounts due from HOAs	$29,924	$36,957
Amounts due from Collections	21,283	7,938
Amounts due from other	444	1,367
Total due from related parties, net	$51,651	$46,262

Due to related parties, net, consisted of the following as of December 31 of each of the following years (in thousands):

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

	2014	2013
Amounts due to HOAs	$14,788	$16,032
Amounts due to Collections	19,944	28,381
Amounts due to other	36	231
Total due to related parties, net	$34,768	$44,644
Inventory Recovery Agreements
The Company entered into inventory recovery agreements with substantially all HOAs for its managed resorts in North America and similar arrangements with all of the Diamond Collections and a majority of its European managed resorts, pursuant to which it recaptures VOIs, either in the form of points or intervals, and brings them into its inventory for sale to customers. Under these agreements, the Company is required to pay maintenance and assessment fees to the HOAs and Diamond Collections for any VOIs that have become eligible for recovery. These agreements automatically renew for additional one-year terms unless expressly terminated by either party in advance of the agreement expiration period.
Such agreements contain provisions for the Company to utilize the VOIs associated with such maintenance fees and to reclaim such VOIs in the future. Each agreement provides for an initial June 30 settlement date and adjustments thereafter for owners that become current subsequent to the June 30 settlement date.
Management Services
Included within the amounts reported as management and member services revenue are revenues from resort management services provided to the HOAs, which totaled $52.0 million, $44.7 million and $37.9 million for the years ended December 31, 2014, 2013 and 2012, respectively. See "Note 1—Background, Business and Basis of Presentation" above for detail of these services performed.
Also included within the amount reported as management and member services revenue are revenues earned from managing the Diamond Collections. These amounts total $44.3 million, $36.3 million and $30.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.
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
In connection with the amendment and restatement of the Company's Conduit Facility on April 11, 2013, an affiliate of Guggenheim became a commercial paper conduit for the Conduit Facility and continues to participate in the Conduit Facility amended and restated on February 5, 2015. Also, another affiliate of Guggenheim is currently an investor in the Company's $64.5 million DROT 2011 Notes and was an investor in the Company's Senior Secured Notes that were redeemed on June 9, 2014. See "Note 16—Borrowings" for the definition of and more detail regarding these borrowings.
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
During the years ended December 31, 2013 and 2012, Tempus Acquisition, LLC made an aggregate of approximately $2.4 million and $4.2 million, respectively, in interest payments and approximately $52.8 million and $9.3 million, respectively, in principal payments on the Tempus Acquisition Loan. During the year ended December 31, 2013, Tempus Acquisition, LLC also made an aggregate of approximately $2.7 million in exit fee payments.
In connection with the funding of the Tempus Acquisition Loan (which was entered into in connection with the Tempus Resorts Acquisition) pursuant to the Loan and Security Agreement, dated as of June 30, 2011, among Tempus Acquisition, LLC, the lenders party thereto and Guggenheim Corporate Funding, LLC, the Company issued a warrant (the “Tempus Warrant”) to Guggenheim Corporate Funding, LLC, as the administrative agent, for the benefit of the lenders, pursuant to a warrant agreement, between the Company and Guggenheim Corporate Funding, LLC. Following the Company's payoff of the

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Tempus Acquisition Loan in full on July 24, 2013, the Tempus Warrant was terminated for no consideration pursuant to the terms of the Tempus Warrant. See "Note 16—Borrowings" for further detail.
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
During the years ended December 31, 2013 and 2012, DPMA made an aggregate of approximately $3.4 million and $3.9 million, respectively, in interest payments and approximately $64.6 million and $5.0 million, respectively, in principal payments on the PMR Acquisition Loan. During the year ended December 31, 2013, DPMA also made an aggregate of approximately $3.1 million in exit fee payments.
In connection with the funding of the PMR Acquisition Loan pursuant to the Loan and Security Agreement, dated as of May 21, 2012, among DPMA, the lenders party thereto and Guggenheim Corporate Funding, LLC, which was entered into in connection with the PMR Acquisition, the Company issued a warrant (the “PMR Warrant”) to Guggenheim Corporate Funding, LLC, as the administrative agent, for the benefit of the lenders, pursuant to a warrant agreement, between the Company and Guggenheim Corporate Funding, LLC. Following the Company's payoff of the PMR Acquisition Loan in full on July 24, 2013, the PMR Warrant was terminated for no consideration pursuant to the terms of the PMR Warrant. See "Note 16—Borrowings" for further detail.
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
On May 9, 2014, the Company entered into a credit agreement with Credit Suisse AG, acting as the administrative agent and the collateral agent for various lenders (the "Senior Credit Facility Agreement"), including an affiliate of Guggenheim. The Senior Credit Facility Agreement provides for a $470.0 million senior secured credit facility (the "Senior Credit Facility"). Affiliates of Guggenheim (1) received fees of approximately $1.8 million relating to their participation in the Senior Credit Facility, and (2) on behalf of Guggenheim's investment advisory clients, (i) provided an approximate aggregate principal amount of $111.3 million of the $445.0 million in term loans under the Senior Credit Facility ($110.7 million of the $442.8 million term loan proceeds received by the Company) and (ii) have agreed to provide an approximate aggregate principal amount of $6.3 million in loans under the $25.0 million revolving line of credit. Further, affiliates of Guggenheim held approximately $114.1 million in aggregate principal amount of Senior Secured Notes that were redeemed by DRC on June 9, 2014. See "Note 16—Borrowings" for further detail on the Senior Credit Facility and the redemption of the Senior Secured Notes.
Hospitality Management and Consulting Service, LLC Management Services Agreement
Pursuant to the HM&C Agreement, HM&C provides two categories of management services to the Company through its employees and independent contractors, including certain of the executive officers of the Company and approximately 55 other employees: (i) executive and strategic oversight of the services that the Company provides to HOAs and the Diamond Collections through the Company’s hospitality and management services operations, for the benefit of the Company and of the HOAs and the Diamond Collections, or HOA Management Services and (ii) executive, corporate and strategic oversight of the Company’s operations and certain other administrative services. Prior to the Company's acquisition of HM&C, HM&C was historically entitled to receive (i) an annual management fee for providing HOA Management Services; (ii) an annual management fee for providing corporate management services; (iii) an annual incentive payment based on performance metrics approved by the Compensation Committee of the board of directors of the Company, subject to certain minimum amounts set forth in the HM&C Agreement and (iv) reimbursement of HM&C's expenses incurred in connection with the activities provided under the HM&C Agreement. The HM&C Agreement also provided for the payment of additional fees to HM&C as and when agreed by the Company and HM&C in the event HM&C provided certain additional services to the Company for the benefit of HOAs or the Diamond Collections or in connection with any acquisitions, financing transactions or other significant transactions undertaken by the Company or its subsidiaries. Through December 31, 2014, HM&C also provided the Company with the services of Stephen J. Cloobeck, the Company's founder and Chairman, and of Sheldon Cloobeck, Mr. Cloobeck's father:

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Effective January 1, 2015, in accordance with a Master Agreement that the Company entered into with Mr. Cloobeck, HM&C, JHJM Nevada I, LLC (“JHJM”) and other entities controlled by Mr. Cloobeck or his immediate family members, the Company acquired all of the outstanding membership interests in HM&C, which became one of the Company's wholly-owned subsidiaries, and the services agreement between HM&C and JHJM, under which Mr. Cloobeck provided services to HM&C, was terminated. See "Note 31—Subsequent Events" for further detail on these transactions.
For the years ended December 31, 2014, 2013 and 2012, the Company incurred $25.6 million, $28.1 million and $19.2 million, respectively, in management fees, incentive payments and expense reimbursements in connection with the HM&C Agreement.
As of December 31, 2014 and 2013, the Company owed HM&C $6.4 million and $7.3 million, respectively, in unpaid and accrued fees related to services performed. Effective January 1, 2015, transactions between the Company and HM&C were fully eliminated from our consolidated balance sheet as HM&C is now a wholly-owned subsidiary of the Company.
Aircraft Lease
In January 2012, the Company entered into an Aircraft Lease Agreement with N702DR, LLC, a limited liability company of which Mr. Cloobeck is a beneficial owner and a controlling party. Pursuant to this lease agreement, the Company leases an aircraft from N702DR, LLC and paid N702DR, LLC $2.4 million for each of the years ended December 31, 2014, 2013 and 2012.
 Praesumo Agreement
In June 2009, the Company entered into an Engagement Agreement for Individual Independent Contractor with Praesumo Partners, LLC, a limited liability company of which Mr. Lowell D. Kraff, the Vice Chairman of the Board of Directors of the Company, is a beneficial owner and a controlling party. Pursuant to this engagement agreement, Praesumo provides Mr. Kraff as an independent contractor to the Company to provide, among other things, acquisition, development and finance consulting services. In September 2012, the agreement was renewed for an additional one-year term and the agreement automatically renewed for an additional one-year term in September 2013. On August 31, 2014, the agreement was further amended to extend the term for an additional year, with the term expiring August 31, 2015. In consideration of these services provided pursuant to this agreement, the Company paid to Praesumo Partners, LLC, in the aggregate, $1.7 million, $2.0 million and $1.8 million, in fees and expense reimbursements during the years ended December 31, 2014, 2013 and 2012, respectively. These amounts do not include certain travel-related costs paid directly by the Company.
Luumena
Mr. Kraff was also a beneficial owner of Luumena, LLC, which provided digital media services. The Company paid Luumena, LLC $0.2 million and $0.8 million during the years ended December 31, 2013 and 2012, respectively. The Company terminated its contract with Luumena during the year ended December 31, 2013. Effective January 1, 2014, Mr. Kraff no longer had any beneficial ownership in Luumena, LLC.
Technogistics
Mr. Kraff was also a beneficial owner of Technogistics, LLC, which provided direct marketing services. The Company paid Technogistics, LLC $1.6 million and $1.9 million during the years ended December 31, 2013 and 2012, respectively. Effective January 1, 2014, Mr. Kraff no longer had any beneficial ownership in Technogistics, LLC. The Company terminated its contract with Technogistics, LLC effective January 1, 2015.
Trivergance Business Resources
Mr. Kraff was also a beneficial owner of Trivergance Business Resources, LLC. Commencing on January 1, 2013, Trivergance Business Resources, LLC began providing promotional, product placement, marketing, public relations and branding services to the Company, including the development of a new consumer marketing website. The Company paid Trivergance Business Resources, LLC $1.0 million during the year ended December 31, 2013. Effective January 1, 2014, Mr. Kraff no longer had any beneficial ownership in Trivergance Business Resources, LLC. The Company entered into a new marketing service contract with Trivergance Business Resources, LLC effective January 1, 2015.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Mackinac Partners
Since September 2008, Mr. C. Alan Bentley has served in various officer capacities, including as Executive Vice President, and as a director, of certain subsidiaries of DRP. In January 2013, Mr. Bentley was named Executive Vice President and Chief Financial Officer. Through December 30, 2014, Mr. Bentley was also a partner of Mackinac Partners, LLC, a financial advisory firm that provides consulting services to the Company. Effective December 31, 2014, Mr. Bentley withdrew as a partner of Mackinac Partners, LLC. The services provided by Mackinac Partners, LLC to the Company include advisory services relating to mergers and acquisitions, capital formation and corporate finance. In addition to these services, which Mackinac Partners, LLC provides at hourly rates, Mackinac Partners, LLC also provides to the Company strategic advisory services of one of its managing partners at a rate of $0.2 million for each three-month period effective January 1, 2014. For the years ended December 31, 2014, 2013 and 2012, the Company paid fees and expense reimbursements to Mackinac Partners, LLC of $1.8 million, $2.2 million and $5.0 million, respectively.

Katten Muchin Rosenman LLP

Mr. Howard S. Lanznar, who joined the Company as the Executive Vice President and Chief Administrative Officer in September 2012, was a partner of the law firm of Katten Muchin Rosenman LLP ("Katten") until August 31, 2014 and is currently Of Counsel at the firm. Additionally, Richard M. Daley, who is a member of the Board of Directors of the Company and the Compensation Committee, is Of Counsel at Katten. Katten renders legal services to the Company. The Company paid Katten fees of $3.4 million, $7.0 million and $4.0 million during the years ended December 31, 2014, 2013 and 2012, respectively.

Note 7	— Other Receivables, Net
Other receivables, net, consisted of the following as of December 31 of each of the following years (in thousands):

	2014	2013
Club dues receivable, net	$27,160	$29,418
Receivables related to Sampler Packages, net	17,516	11,844
Mortgage and contracts interest receivable	6,382	5,025
Rental receivables and other resort management-related receivables, net	3,972	3,595
Tax refund receivable	2,070	2,274
Insurance claims receivable	342	96
Owner maintenance fee receivable, net	101	116
Other receivables	2,278	2,220
Total other receivables, net of allowances of $24,064 and $22,092, respectively	$59,821	$54,588

Note 8	— Prepaid Expenses and Other Assets, Net
The nature of selected balances included in prepaid expenses and other assets, net, includes:
Vacation Interest purchases in transit—purchases of Vacation Interests from third parties for which the titles have not been officially transferred to the Company. These Vacation Interest purchases in transit are reclassified to unsold Vacation Interests, net, upon successful transfer of title.
Deferred commissions—commissions paid to sales agents related to deferred revenue from sales of Sampler Packages, which allow purchasers to stay at a resort property on a trial basis. These amounts are charged to Vacation Interest carrying cost, net as the associated revenue is recognized.
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

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Prepaid expenses and other assets, net, consisted of the following as of December 31 of each of the following years (in thousands):

	2014	2013
Debt issuance costs, net	$20,826	$20,086
Vacation Interest purchases in transit	20,058	12,495
Deferred commissions	18,492	13,153
Prepaid member benefits and affinity programs	4,362	2,497
Other inventory or consumables	4,067	3,028
Prepaid maintenance fees	3,317	2,501
Deposits and advances	3,186	4,068
Prepaid insurance	2,764	2,359
Prepaid sales and marketing costs	2,393	815
Prepaid professional fees	1,048	2,207
Prepaid rent	995	344
Assets to be disposed (not actively marketed)	253	537
Unamortized exchange fees	71	—
Other	4,607	4,168
Total prepaid expenses and other assets, net	$86,439	$68,258

With the exception of Vacation Interest purchases in transit and assets to be disposed (not actively marketed), prepaid expenses are expensed as the underlying assets are utilized or amortized. Debt issuance costs incurred in connection with obtaining funding for the Company have been capitalized and are being amortized over the lives of the related funding agreements as a component of interest expense using a method which approximates the effective interest method. Amortization of capitalized debt issuance costs included in interest expense was $4.6 million, $5.8 million and $5.0 million for the years ended December 31, 2014, 2013 and 2012, respectively. See "Note 16—Borrowings" for more detail.
Debt issuance costs, net of amortization, recorded as of December 31, 2014 were comprised of $10.6 million related to the Senior Credit Facility, $4.3 million related to the DROT 2014-1 Notes, $2.8 million related to the DROT 2013-2 Notes, $1.3 million related to the DROT 2013-1 Notes, $0.8 million related to the Tempus 2013 Notes, $0.7 million related to the DROT 2011 Notes and $0.3 million related to the Conduit Facility. See "Note 16—Borrowings" for definitions of these terms, and more detail on, the Company's borrowings.
Debt issuance costs, net of amortization, recorded as of December 31, 2013 were comprised of $10.2 million related to the Senior Secured Notes, $3.6 million related to the DROT 2013-2 Notes, $1.7 million related to the DROT 2013-1 Notes, $1.3 million related to the Conduit Facility, $1.1 million related to the DROT 2011 Notes, $1.1 million related to the Tempus 2013 Notes, $1.0 million related to the 2013 Revolving Credit Facility and $0.1 million related to the ILXA loans. See "Note 16—Borrowings" for definitions of these terms, and more detail on, the Company's borrowings.
Debt issuance costs of $0.1 million were written off in May 2014 in connection with the payoff of the ILXA Inventory Loan and the Tempus Inventory Loan using a portion of the proceeds from the term loan portion of the Senior Credit Facility. In addition, debt issuance costs of $0.9 million were written off in May 2014 due to the termination of the 2013 Revolving Credit Facility in connection with the Company's entry into the Senior Credit Facility. Furthermore, debt issuance costs of $9.4 million were written off in connection with the redemption of the Senior Secured Notes in June 2014. The Company recognized a charge of $46.8 million in loss on extinguishment of debt, including the $10.5 million write off of these debt issuance costs, for the year ended December 31, 2014. See "Note 16—Borrowings" for more detail on the redemption of the Senior Secured Notes.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note 9	— Unsold Vacation Interests, Net
Unsold Vacation Interests, net consisted of the following as of December 31 of each of the following years (in thousands):

	2014	2013
Completed unsold Vacation Interests, net	$230,137	$251,688
Undeveloped land	24,326	28,513
Vacation Interest construction in progress	7,709	17,909
Unsold Vacation Interests, net	$262,172	$298,110
Activity related to unsold Vacation Interests, net, consisted of the following for the years ended December 31 (in thousands):

	2014	2013
Balance, beginning of year	$298,110	$315,867
Vacation Interest cost of sales	(63,499)	(56,695)
Inventory recovery activity - North America	16,430	22,298
Inventory recovery activity - Europe	4,261	6,582
Purchases in connection with business combinations	—	4,823
Open market and bulk purchases	6,163	2,521
Accrued bulk purchases	1,810	1,488
Capitalized legal, title and trust fees	5,601	1,951
Construction in progress	3,474	8,948
Transfer construction in progress to property and equipment	(5,995)	—
Loan default recoveries, net	4,268	4,169
Transfers from (to) assets held for sale	(4,254)	(9,758)
Transfer of undeveloped real estate parcels	—	(5,289)
Impairment of inventory	(181)	(1,279)
Effect of foreign currency translation	(3,590)	520
Other	(426)	1,964
Balance, end of year	$262,172	$298,110
See "Note 2—Summary of Significant Accounting Policies" for discussion on unsold Vacation Interests, net.

Note 10	— Property and Equipment, Net
Property and equipment, net consisted of the following as of December 31 of each of the following years (in thousands):

	2014	2013
Land and improvements	$19,335	$18,606
Buildings and leasehold improvements	44,320	35,604
Furniture and office equipment	19,248	18,650
Computer software	33,465	24,488
Computer equipment	15,641	12,521
Construction in progress	271	10
Property and equipment, gross	132,280	109,879
Less accumulated depreciation	(61,409)	(49,483)
Property and equipment, net	$70,871	$60,396
Depreciation expense related to property and equipment was $13.2 million, $11.2 million and $8.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

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
In September 2014, Hurricane Odile, a Category 4 hurricane, inflicted widespread damage on the Baja California peninsula, particularly in the state of Baja California Sur, in which the Cabo Azul Resort, one of the Company's managed resorts, is located. The hurricane caused significant damage to the property and equipment owned by the Company; however, management believes the Company has sufficient property insurance coverage so that damage caused by Hurricane Odile will not have a material impact on the Company's property and equipment. See "Note 18—Commitments and Contingencies" for further detail on Hurricane Odile.

Note 11 — Goodwill
Goodwill represents the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. As defined in ASC 350, the Company does not amortize goodwill, but rather evaluates goodwill by reporting unit for potential impairment on an annual basis or at other times during the year if events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is below the carrying amount. The Company performed its annual evaluation of potential impairment of goodwill as required in the ordinary course of business during the fourth quarter of 2014. The Company assessed various qualitative factors and determined that the fair value of its reporting units was not below their respective carrying value. As such, the Company concluded that the first and second steps of the goodwill impairment tests were unnecessary.
The balances at December 31, 2014 and December 31, 2013 represent the goodwill recorded in connection with the Island One Acquisition completed on July 24, 2013 and was allocated to the reporting units of the Hospitality and Management Services and Vacation Interest Sales and Financing in the amount of $30.2 million and $0.4 million, respectively. See "Note 2 — Summary of Significant Accounting Policies" for further detail on the Company's policy related to goodwill impairment testing.

Note 12— Other Intangible Assets, Net
Other intangible assets, net consisted of the following as of December 31, 2014 (in thousands):

	Gross Carrying Cost	Accumulated Amortization	Net Book Value
Management contracts	$201,997	$(45,218)	$156,779
Member relationships and exchange clubs	55,784	(36,789)	18,995
Distributor relationships and other	4,851	(1,839)	3,012
	$262,632	$(83,846)	$178,786
Other intangible assets, net consisted of the following as of December 31, 2013 (in thousands):

	Gross Carrying Cost	Accumulated Amortization	Net Book Value
Management contracts	$202,948	$(31,905)	$171,043
Member relationships and exchange clubs	56,128	(32,090)	24,038
Distributor relationships and other	4,875	(1,324)	3,551
	$263,951	$(65,319)	$198,632
Amortization expense for management contracts is recognized on a straight-line basis over the estimated useful lives of the management contracts, ranging from five to 25 years. Amortization expense for management contracts was $13.7 million, $10.8 million and $6.9 million for the years ended December 31, 2014, 2013 and 2012, respectively. Amortization expense for member relationships, member exchange clubs, distributor relationships and other is recorded over the period of time that the relationships are expected to produce cash flows. Amortization expense for member relationships, member exchange clubs,

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

distributor relationships and other intangibles was $5.5 million, $6.2 million and $3.6 million for the years ended December 31, 2014, 2013 and 2012, respectively. Membership relationships and distributor relationships have estimated useful lives ranging from three to 30 years. However, the Company expects to generate significantly more cash flows during the earlier years of the relationships than the later years. Consequently, amortization expenses on these relationships decrease significantly over the lives of the relationships.
The estimated aggregate amortization expense for intangible assets recorded as of December 31, 2014 is expected to be $16.6 million, $14.2 million, $13.2 million, $12.9 million and $12.9 million for the years ending December 31, 2015 through 2019, respectively, and $109.1 million for the remaining lives of these intangible assets.
The Company did not identify any impairment of its intangible assets for the years ended December 31, 2014, 2013 and 2012. See "Note 2—Summary of Significant Accounting Policies" for further detail on the Company's policy related to impairment testing of the Company's intangible assets.

Note 13 — Assets Held for Sale
Assets held for sale are recorded at the lower of cost or their estimated fair value less cost to sell and are not subject to depreciation. Sale of the assets classified as such is probable, and transfer of the assets is expected to qualify for recognition as a completed sale, generally within one year of the balance sheet date.
Assets held for sale consisted of the following as of December 31 of each of the following years (in thousands):

	2014	2013
Certain units in Cabo, Mexico	$5,855	$5,855
Vacant land in Orlando, Florida	4,000	—
Vacant land in Kona, Hawaii	3,600	3,600
Points equivalent of unsold units and resorts in Europe	997	1,207
Total assets held for sale	$14,452	$10,662
The points equivalent of unsold units and resorts in the Company's European operations as of December 31, 2014 and December 31, 2013 were either held for sale or pending the consummation of sale. The proceeds related to assets pending the consummation of sale will be paid over several years and the Company will retain title to the properties until the full amounts due under the sales contracts are received. According to guidance included in ASC 360, "Property, Plant, and Equipment" ("ASC 360"), the sales will not be considered consummated until all consideration has been exchanged. Consequently, the assets pending consummation of sale will continue to be included in assets held for sale until all proceeds are received.
In October 2013, the Company received and accepted a letter of intent from a third party offering to purchase certain parcels of vacant land located in Hawaii for $3.6 million. This letter of intent has since been extended to expire on March 30, 2015.
In December 2014, the Company received, and accepted, a letter of intent from a third party to purchase a certain parcel of vacant land located in Orlando, Florida and reclassified the land value of $4.0 million from unsold Vacation Interests, net to assets held for sale. Subsequent to December 31, 2014, this letter of intent was terminated by the potential buyer and the Company continues to actively entertain offers from other third parties.

Note 14 — Accrued Liabilities
The Company records estimated amounts for certain accrued liabilities at each period end. Accrued liabilities are obligations to transfer assets or provide services to other entities in the future as a result of past transactions or events. The nature of selected balances included in accrued liabilities of the Company includes:
Liability for unrecognized tax benefit. See "Note 17—Income Taxes" for further detail.
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
Accrued escrow liability—deposits in escrow received on Vacation Interests sold.
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
Accrued call center costs—expenses associated with the outsourced customer service call center operations.
Accrued contingent litigation liabilities—estimated settlement costs for existing litigation cases.
Accrued liabilities consisted of the following as of December 31 of each of the following years (in thousands):

	2014	2013
Accrued payroll and related	$28,494	$32,117
Liability for unrecognized tax benefit	23,857	—
Accrued commissions	21,928	16,234
Accrued other taxes	15,526	11,589
Accrued marketing expenses	14,953	11,828
Accrued insurance	5,703	4,418
Accrued operating lease liabilities	3,503	3,580
Accrued liability related to business combinations	2,428	3,550
Accrued escrow liability	3,005	3,210
Accrued professional fees	2,300	2,100
Accrued exchange company fees	2,169	1,689
Deposits on pending sale of assets	1,794	1,311
Accrued call center costs	913	1,443
Accrued interest	452	19,084
Accrued contingent litigation liabilities	70	257
Other	7,585	5,025
Total accrued liabilities	$134,680	$117,435
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
Deferred Sampler Packages revenue—sold but unused trial VOIs. The Company generates revenue on sales of Sampler Packages. This revenue is recognized when the purchaser completes a stay at one of the Company's resorts or the trial period expires, whichever is earlier. Such revenue is recorded as a reduction to Vacation Interest carrying cost in accordance with ASC 978 (with the exception of the Company's European sampler product and a U.S. term Points product, which have a duration of three years and, as such, are treated as Vacation Interest sales revenue).

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Club deferred revenue—annual membership fees in the Clubs billed to members (offset by an estimated uncollectible amount) and amortized ratably over a one-year period and optional reservation protection fees recognized over an approximate life of the member's reservation, which is generally six months on average.
Deferred maintenance and reserve fee revenue—maintenance fees billed as of January first of each year and earned ratably over the year for the two resorts in St. Maarten where the Company functioned as the HOA through December 31, 2014. In addition, the owners are billed for capital project assessments to repair and replace the amenities or to reserve the potential out-of-pocket deductibles for hurricanes and other natural disasters. These assessments are deferred until the refurbishment activity occurs, at which time the amounts collected are recognized as consolidated resort operations revenue, with an equal amount recognized as consolidated resort operations expense.
Accrued guest deposits—amounts received from guests for future rentals recognized as revenue when earned.
Deferred revenue from an exchange company—unearned portion of a $5.0 million payment that the Company received in 2008 as consideration for granting the exclusive rights to Interval International to provide call center services and exchange services to the Company. In accordance with ASC 605-50, "Revenue Recognition—Customer Payments and Incentives," the $5.0 million was being recognized over the 10-year term of the agreements as a reduction of the costs incurred for the services provided by Interval International. In April 2014, the Company renegotiated the contract with Interval International, relieving the Company from its obligation to repay the unearned portion to Interval International and resulting in the release of this deferred revenue to the statement of operations and comprehensive income (loss) as a reduction of costs incurred for the services provided by Interval International.
Deferred management fee and expense recovery revenue—management fees and expense recoveries paid in advance by the HOAs to the Company for its role as the management company. The Company allocates a portion of its Vacation Interest carrying costs, management and member services, consolidated resort operations, loan portfolio, and general and administrative expenses to the HOAs. These advance payments are recorded as deferred revenue when they are received and recognized as revenue during the period that they are earned.
Deferred revenues consisted of the following as of December 31 of each of the following years (in thousands):

	2014	2013
Deferred Sampler Packages revenue	$64,403	$54,010
Club deferred revenue	40,044	37,516
Deferred maintenance and reserve fee revenue	10,084	12,375
Accrued guest deposits	6,482	3,836
Deferred revenue from an exchange company	—	1,891
Deferred management fee and expense recovery revenue	170	284
Deferred amenity fee revenue	63	—
Other	3,751	980
Total deferred revenues	$124,997	$110,892

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
The Company used the proceeds of the term loan portion of the Senior Credit Facility, as well as approximately $5.4 million of cash on hand, to fund the approximately $418.9 million redemption amount for the outstanding Senior Secured Notes, including the applicable redemption premium and accrued and unpaid interest up to (but excluding) the June 9, 2014 redemption date, and to repay all outstanding indebtedness, together with accrued interest and fees, under the ILXA Inventory Loan, the Tempus Inventory Loan and the DPM Inventory Loan. In conjunction with the Company's entry into the Senior Credit Facility, the Company also terminated the 2013 Revolving Credit Facility, under which no borrowings were then outstanding. See below for the definition of and further detail on these retired borrowings.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Other significant terms of the Senior Credit Facility include: (i) one percent minimum annual amortization due in quarterly payments of $1.1 million; (ii) an excess cash flow sweep (as defined in the Senior Credit Facility Agreement) no later than 100 days after the end of each fiscal year commencing with the fiscal year ended December 31, 2014 (provided that for the fiscal year ended December 31, 2014, the sweep excludes excess cash flow attributable to the period ended on June 30, 2014), of a maximum of 50%, stepping down to a 25% excess cash flow sweep when the secured leverage ratio (which represents the ratio of (1) secured total debt to (2) Adjusted EBITDA for the most recent four consecutive fiscal quarters for which financial statements have been delivered) is greater than 1:1, but equal to or less than 1.5:1, and no excess cash flow sweep if the secured leverage ratio is less than or equal to 1:1 (As of December 31, 2014 the secured leverage ratio was 1.4 to 1); (iii) a soft call provision of 1.01 for the first 15 months of the Senior Credit Facility; (iv) no ongoing maintenance financial covenants for the term loan, and a financial covenant calculation required on the revolving line of credit if outstanding loans under the revolving line of credit exceed 25% of the commitment amount as of the last day of any fiscal quarter; (v) a non-committed incremental $150.0 million facility available for borrowing, plus additional amounts greater than $150.0 million, subject in the case of such additional amount subject to meeting a required secured leverage ratio and (vi) the Company's ability to make restricted payments, including the payment of dividends or share repurchases, up to an aggregate of $25.0 million over the term of the loan (less certain investment and other debt amounts specified under the Senior Credit Facility Agreement), plus the remaining portion of the cash flow that is not used to amortize debt pursuant to the excess cash flow provision described above. Notwithstanding the restricted payments allowance under the Senior Credit Facility discussed above, following the amendment to the Senior Credit Facility Agreement on December 22, 2014, the Company is also permitted to make restricted payments of $75.0 million (including purchases under its stock repurchase program), by increasing the Company's $25.0 million restricted payments allowance described above by $50.0 million, from and after December 22, 2014 through the earlier of (x) the day that is 100 days after December 31, 2014, and (y) the date on which the portion of the Company's excess cash flow that could be utilized for restricted payments would be finally determined based on the Company's audited financial statements for the year ended December 31, 2014.
At December 31, 2014, the outstanding principal balance under the term loan was $442.8 million, and no principal balance was outstanding under the revolving line of credit.
Senior Secured Notes. On August 13, 2010, DRC completed the issuance of the $425.0 million Senior Secured Notes. The Senior Secured Notes carried an interest rate of 12.0% and were issued with an original issue discount of 2.5%, or $10.6 million. Interest payments were due in arrears on February 15 and August 15 of each year, commencing February 15, 2011. The Senior Secured Notes were scheduled to mature in August 2018 and were subject to redemption by DRC at any time pursuant to the terms of the Senior Secured Notes.
On August 23, 2013, DRC completed the Tender Offer as required by the Notes Indenture in the event of an IPO. Holders that validly tendered their Senior Secured Notes received $1,120 per $1,000 principal amount of Senior Secured Notes, plus accrued and unpaid interest to (but excluding) the date of purchase. In connection with the issuance of the Company's Senior Secured Notes, Mr. Cloobeck and Cloobeck Companies, LLC, a limited liability company of which Mr. Cloobeck is a beneficial owner and controlling party, entered into a guaranty in favor of one of the Company’s subsidiaries for the benefit of Wells Fargo Bank, National Association, the trustee for the holders of the Senior Secured Notes.
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
Conduit Facility. On November 3, 2008, the Company entered into agreements for its Conduit Facility, pursuant to which it issued secured VOI receivable-backed variable funding notes designated Diamond Resorts Issuer 2008 LLC Variable Funding Notes (the "Conduit Facility").
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
On April 11, 2013, the Company entered into an amended and restated Conduit Facility agreement that extended the maturity date of the facility to April 10, 2015. That amended and restated Conduit Facility provided for a 24-month facility that was annually renewable for 364-day periods at the election of the lenders, bore interest at either LIBOR or the commercial paper rate (each having a floor of 0.50%) plus 3.25%, and had a non-use fee of 0.75%. The overall advance rate on loans receivable in

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

the portfolio was limited to 85% of the aggregate face value of the eligible loans. The maximum borrowing capacity was $125.0 million on April 11, 2013 and was subsequently increased to $175.0 million on September 26, 2014, when the Company entered into an amendment to the amended and restated Conduit Facility agreement. There were no borrowings under the Conduit Facility as of December 31, 2014.
On February 5, 2015, the Company entered into an amended and restated Conduit Facility agreement that extended the maturity date of the facility to April 10, 2017. That amended and restated Conduit Facility provides for a $200.0 million facility that is, upon maturity, renewable for 364-day periods at the election of the lenders, bears interest at either LIBOR or the commercial paper rate (having a floor of 0.50%) plus 2.75%, and has a non-use fee of 0.75%. The overall advance rate on loans receivable in the portfolio is limited to 88% of the aggregate face value of eligible loans.
Securitization Notes. On April 27, 2011, the Company issued the DROT 2011 Notes with a face value of $64.5 million ("DROT 2011 Notes"). The DROT 2011 Notes mature on March 20, 2023 and carry an interest rate of 4.0%. The net proceeds were used to pay off in full the $36.4 million then-outstanding principal balance under the Conduit Facility, to pay down approximately $7.0 million of the Quorum Facility (see definition below), to pay requisite accrued interest and fees associated with both facilities, and to pay certain expenses incurred in connection with the issuance of the DROT 2011 Notes, including the funding of a reserve account required thereby.
On January 23, 2013, the Company issued the DROT 2013-1 Notes with a face value of $93.6 million (the "DROT 2013-1 Notes"). The DROT 2013-1 Notes mature on January 20, 2025 and carry a weighted average interest rate of 2.0%. The net proceeds were used to pay off the $71.3 million then-outstanding principal balance under the Conduit Facility and to pay expenses incurred in connection with the issuance of the DROT 2013-1 Notes, including the funding of a reserve account required thereby.
On September 20, 2013, the Company issued the Diamond Resorts Tempus Owner Trust 2013 Notes with a face value of $31.0 million (the "Tempus 2013 Notes"). The Tempus 2013 Notes bear interest at a rate of 6.0% per annum and mature on December 20, 2023. The proceeds from the Tempus 2013 Notes were used to pay off in full the then-outstanding principal balances and accrued interest and fees under the Tempus Receivables Loan and Notes Payable—RFA fees (defined below).
On October 21, 2013, the Company redeemed all of the DROT 2009 Notes at aggregate redemption prices of $24.4 million and $1.8 million, respectively, using the proceeds from borrowings under the Conduit Facility.
On November 20, 2013, the Company issued the DROT 2013-2 Notes with a face value of $225.0 million (the "DROT 2013-2 Notes") that included a $44.7 million prefunding account. The DROT 2013-2 Notes were comprised of $213.2 million of AA rated vacation ownership loan-backed notes and $11.8 million of A+ rated vacation ownership loan-backed notes. The initial proceeds were used to pay off the $152.8 million then-outstanding principal balance, accrued interest and fees associated with the Conduit Facility, terminate the two interest rate swap agreements then in effect, pay certain expenses incurred in connection with the issuance of the DROT 2013-2 Notes, and fund related reserve accounts (including the prefunding account) with any remaining proceeds transferred to the Company for general corporate use. As of December 31, 2013, cash in escrow and restricted cash included $23.3 million related to the prefunding account, all of which was released to the Company's unrestricted cash account in January 2014.
On November 20, 2014, the Company issued the DROT 2014-1 Notes with a face value of $260.0 million (defined below) that included a $51.8 million prefunding account. The DROT 2014-1 Notes were comprised of $235.6 million of A+/AA- rated vacation ownership loan-backed notes and $24.4 million of A-/A+ rated vacation ownership loan-backed notes (collectively, the "DROT 2014-1 Notes"). The initial proceeds were used to pay off the $141.3 million then-outstanding principal balance plus accrued interest and fees associated with the Conduit Facility, pay certain expenses incurred in connection with the issuance of the DROT 2014-1 Notes and fund related reserve accounts (including the prefunding account) with the remaining proceeds transferred to us for general corporate use. As of December 31, 2014, cash in escrow and restricted cash includes $4.4 million related to the prefunding account, all of which was released to the Company's unrestricted cash account in January 2015.
Quorum Facility. The Company's subsidiary, DRI Quorum 2010, LLC, entered into a Loan Sale and Servicing Agreement (the "LSSA"), dated as of April 30, 2010 (as amended and restated, the “Quorum Facility”) with Quorum Federal Credit Union ("Quorum") as purchaser. The LSSA and related documents originally provided for an aggregate minimum $40.0 million loan sale facility and joint marketing venture whereby DRI Quorum may sell eligible consumer loans and in-transit loans to Quorum on a nonrecourse, permanent basis, provided that the underlying consumer obligor is a Quorum credit union member. The joint marketing venture was subject to a minimum term of two years, and the LSSA provides for a purchase period of two years. The purchase price payment and the program purchase fee are each determined at the time that the loan is sold to Quorum. To the extent excess funds remain after payment of the sold loans at Quorum’s purchase price, such excess funds are required to be remitted to the Company as a deferred purchase price payment. The LSSA was amended on April 27, 2012 to increase the aggregate minimum committed amount of the Quorum Facility to $60.0 million and further amended and restated effective as of

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

December 31, 2012 to increase the aggregate minimum committed amount of the Quorum Facility to $80.0 million and to extend the term of the agreement to December 31, 2015; provided that Quorum may further extend the term for additional one-year periods by written notice.
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
Tempus Acquisition Loan and Tempus Resorts Acquisition Financing. On July 1, 2011, the Company completed the Tempus Resorts Acquisition through Mystic Dunes, LLC, a wholly-owned subsidiary of Tempus Acquisition, LLC. In order to fund the Tempus Resorts Acquisition, Tempus Acquisition, LLC entered into a Loan and Security Agreement with Guggenheim Corporate Funding, LLC, as the administrative agent for the lenders, which included affiliates of, or funds or accounts managed or advised by, Guggenheim Partners Investment Management, LLC, which is an affiliate of the Guggenheim Investor, and Silver Rock Financial LLC, another investor of the Company (the “Tempus Acquisition Loan”). The Tempus Acquisition Loan was collateralized by all assets of Tempus Acquisition, LLC. The Tempus Acquisition Loan was initially in an aggregate principal amount of $41.1 million (which included a $5.5 million revolving loan) but was subsequently amended during the year ended December 31, 2012 to allow for additional borrowings. The Tempus Acquisition Loan bore interest at a rate of 18.0% (of which an amount equal to not less than 10.0% per annum was paid in cash on a quarterly basis and the remaining accrued amount was to be paid, at the Company's election, in cash or in kind by adding the applicable accrued amount to principal), and was scheduled to mature on June 30, 2015. In addition, Tempus Acquisition, LLC paid a 2.0% closing fee based on the initial Tempus Acquisition Loan balance as of July 1, 2011 and was also required to make an exit fee payment for up to 10.0% of the initial Tempus Acquisition Loan balance upon the final payment-in-full of the outstanding balance under the loan.
On July 1, 2011, an aggregate of $7.5 million of the Tempus Acquisition Loan was used by Tempus Acquisition, LLC to purchase a 10.0% participating interest in the Tempus Receivables Loan (defined below), and the remaining proceeds were loaned to Mystic Dunes, LLC pursuant to a Loan and Security Agreement having payment terms identical to the Tempus Acquisition Loan (the "Mystic Dunes Loan"). The Mystic Dunes Loan was collateralized by all assets of Mystic Dunes, LLC.
On July 24, 2013, the Company repaid all outstanding indebtedness under the Tempus Acquisition Loan in the amount of $46.7 million, along with $0.6 million in accrued interest and $2.7 million in exit fees and other fees, using the proceeds from the IPO. In addition, the Mystic Dunes Loan was paid off in full.
On July 1, 2011, Mystic Dunes Receivables, LLC, a subsidiary of Mystic Dunes, LLC, entered into a Loan and Security Agreement (the "Tempus Receivables Loan") with Resort Finance America, LLC ("RFA"). The Tempus Receivables Loan was a receivables credit facility in the amount of $74.5 million, collateralized by mortgages and contracts receivable acquired in the Tempus Resorts Acquisition. During the years ended December 31, 2013 and 2012, Mystic Dunes, LLC made additional principal payments of $0.3 million and $0.1 million, respectively, pursuant to the loan agreement. The Tempus Receivables Loan bore interest at a rate that was the higher of (i) one-month LIBOR plus 7.0% or (ii) 10%, adjusted monthly, and was scheduled to mature on July 1, 2015. Furthermore, the Company was obligated to pay RFA an initial defaulted timeshare loans release fee over 36 months from August 2011 through July 2014 ("Notes Payable—RFA fees"). The fee was recorded at fair value as of July 1, 2011 using a discount rate of 10.0%.
On September 20, 2013, the Tempus Receivables Loan and Notes Payable—RFA fees were paid off in full using the proceeds from the Tempus 2013 Notes.
On July 1, 2011, another subsidiary of Mystic Dunes, LLC entered into an Amended and Restated Inventory Loan and Security Agreement with Textron Financial Corporation (the “Tempus Inventory Loan”) in the maximum amount of $4.3 million, collateralized by certain unsold VOIs acquired in the Tempus Resorts Acquisition. The Tempus Inventory Loan bears interest at a rate equal to the three-month LIBOR (with a floor of 2.0%) plus 5.5% and matures on June 30, 2016, subject to extension to June 30, 2018.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

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
In order to fund the PMR Acquisition, on May 21, 2012, DPMA entered into a Loan and Security Agreement with Guggenheim Corporate Funding, LLC, as the administrative agent for the lenders, which included affiliates of, or funds or accounts managed or advised by, Guggenheim Partners Investment Management, LLC, which is an affiliate of the Guggenheim Investor; Wellington Management Company, LLP, including some of the investors in the Company; and Silver Rock Financial LLC, including one of the investors of the Company (the “PMR Acquisition Loan”). The PMR Acquisition Loan was collateralized by substantially all of the assets of DPMA. The PMR Acquisition Loan was initially in an aggregate principal amount of $71.3 million (consisting of a $61.3 million term loan and a $10.0 million revolving loan). The PMR Acquisition Loan bore interest at a rate of 18.0% (of which an amount equal to not less than 10.0% per annum was paid in cash on a quarterly basis and the remaining accrued amount was to be paid, at the Company's election, in cash or in kind by adding the applicable accrued amount to principal), and was scheduled to mature on May 21, 2016.
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
2013 Revolving Credit Facility. On September 11, 2013, the Company entered into the $25.0 million revolving credit facility with Credit Suisse AG, acting as the administrative agent for a group of lenders (the “2013 Revolving Credit Facility”). The 2013 Revolving Credit Facility provided that, subject to customary borrowing conditions, the Company could, from time to time prior to the fourth anniversary of the effective date of the 2013 Revolving Credit Facility, borrow, repay and re-borrow loans in an aggregate amount outstanding at any time not to exceed $25.0 million. Borrowings under the 2013 Revolving Credit Facility bore interest, at the Company's option, at a variable rate equal to the sum of LIBOR plus 4.0% per annum or an adjusted base rate plus 3% per annum. The 2013 Revolving Credit Facility was subject to negative covenants generally consistent with the negative covenants applicable to the Senior Secured Notes. The repayment of borrowings and certain other obligations under the 2013 Revolving Credit Facility were secured on a pari passu basis by the collateral that secures the Senior Secured Notes. On May 9, 2014, the Company terminated the 2013 Revolving Credit Facility in conjunction with its entry into the Senior Credit Facility, which includes a $25.0 million revolving line of credit. There was no principal balance outstanding under the 2013 Revolving Credit Facility immediately prior to its termination.
Island One Borrowings. In connection with the Island One Acquisition completed on July 24, 2013, the Company assumed the loan sale agreement entered into by a subsidiary of Island One, Inc. on January 31, 2012 with Quorum that provides for an aggregate minimum $15.0 million loan sale facility (the "Island One Quorum Funding Facility"). Under the Island One Quorum Funding Facility, eligible consumer loans and in-transit loans are sold to Quorum on a non-recourse, permanent basis, provided that the underlying consumer obligor is, or becomes, a Quorum credit union member. The Island One Quorum Funding Facility provides for a purchase period of three years at a variable program fee of the published Wall Street Journal prime rate plus 6.0%, with a floor of 8.0%. The loan purchase commitment is conditional upon certain portfolio delinquency and default performance measurements. As of December 31, 2014, the weighted average purchase price payment of the Quorum Facility and the Island

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

One Quorum Funding Facility was 85.9% of the obligor loan amount, and the weighted average program purchase fee was 5.5% of the obligor loan amount.
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
Furthermore, in the Island One Acquisition, the Company assumed a conduit facility that was scheduled to mature on September 30, 2016 (the "Island One Conduit Facility") until it was paid off in full on February 11, 2014, using payments remitted by the Company's customers. The Island One Conduit Facility bore interest at a rate of 7.4% per annum and was secured by certain consumer loan portfolios and guaranteed by Island One, Inc. The Company was required to make mandatory monthly principal payments based upon the aggregate remaining outstanding principal balance of the eligible underlying collateral.
In the Island One Acquisition, the Company also assumed a note payable in the amount of $0.7 million secured by certain real property in Orlando, Florida (the "Island One Note Payable"). The loan bore interest at 5.0% per annum and required monthly principal and interest payments, until it was repaid in full on December 31, 2013, using the Company's general corporate funds.
Notes Payable. The Company finances premiums on certain insurance policies under three unsecured notes. Two of the unsecured notes matured in January 2015 and each carried an interest rate of 3.1% per annum. The third unsecured note is scheduled to mature in October 2015 and carries an interest rate of 2.8% per annum. In addition, the Company purchased certain software licenses during the three months ended June 30, 2014, with annual interest-free payments due for the next three years, and this obligation was recorded at fair value using a discount rate of 5.0%.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The following table presents selected information on the Company’s borrowings as of the dates presented below (dollars in thousands):

	December 31, 2014							December 31, 2013
	Principal Balance	Weighted Average Interest Rate	Maturity	Gross Amount of Mortgages and Contracts as Collateral and other Collateral		Borrowing / Funding Availability		Principal Balance
Senior Credit Facility	$442,775	5.5%	5/9/2021	$—		$25,000		$—
Original Issue discount related to Senior Credit Facilities	(2,055)
Senior Secured Notes	—			—		—		374,440
Original issue discount related to Senior Secured Notes	—			—		—		(6,548)
Notes payable-insurance policies (2)	4,286	2.9%	Various	—		—		3,130
Notes payable-other (2)	321	5.0%	Various	—		—		172
Total Corporate Indebtedness	445,327			—		25,000		371,194

ILXA Inventory Loan (1)(2)(3)	—			—		—		11,268
DPM Inventory Loan (1)(2)(3)	—			—		—		6,261
Tempus Inventory Loan (1)(2)(3)	—			—		—		2,308
Notes payable-other (1)(2)(3)	5	—%	11/18/2015	—		—		11
Total Non-Recourse Indebtedness other than Securitization Notes and Funding Facilities	5			—		—		19,848

Diamond Resorts Owner Trust Series 2014-1 (1)	247,992	2.6%	5/20/2027	258,833	(5)	—		—
Diamond Resorts Owners Trust 2013-2 (1)	131,952	2.3%	5/20/2026	143,794		—		218,235
Quorum Facility (1)	52,315	5.5%	Various	61,536		30,779	(4)	51,660
Diamond Resorts Owner Trust 2013-1 (1)	42,838	2.0%	1/20/2025	47,598		—		63,059
Diamond Resorts Tempus Owner Trust 2013 (1)	17,143	6.0%	12/20/2023	22,613		—		28,950
Diamond Resorts Owner Trust 2011 (1)	17,124	4.0%	3/20/2023	18,026		—		24,792
Original issue discount related to Diamond Resorts Owner Trust Series 2011	(156)			—		—		(226)
ILXA Receivables Loan (1)(3)	—			—		—		4,766
Island One Conduit Facility (1)	—			—		—		31
Conduit Facility (1)	—	3.8%	4/10/2015	—		175,000	(4)	—
Total Securitization Notes and Funding Facilities	509,208			552,400		205,779		391,267
Total	$954,540			$552,400		$230,779		$782,309
(1) Non-recourse indebtedness
(2) Other notes payable
(3) Borrowing through a special-purpose subsidiary where the lenders had recourse only against such subsidiary and its assets
(4) Borrowing / funding availability is calculated as the difference between the maximum commitment amount and the outstanding principal balance; however, the actual availability is dependent on the amount of eligible loans that serve as the collateral for such borrowings.

(5) Includes prefunding receivables of $54 million to be pledged.
Borrowing Restrictions and Limitations
All of the Company’s borrowing under the Senior Credit Facility, securitization notes and the Conduit Facility contain various restrictions and limitations that may affect the Company's business and affairs. These include, but are not limited to, restrictions and limitations relating to its ability to incur indebtedness and other obligations, to make investments and acquisitions and to pay dividends. The Company is also required to maintain certain financial ratios and comply with other financial and performance covenants. The failure of the Company to comply with any of these provisions, or to pay its obligations, could result in foreclosure by the lenders of their security interests in the Company’s assets, and could otherwise have a material adverse effect on the Company. The Company was in compliance with all of the financial covenants as of December 31, 2014.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The anticipated maturities of the Company’s borrowings under the Senior Credit Facility, securitization notes, Funding Facilities and notes payable are as follows (in thousands) and not including the use of any proceeds from potential debt or equity transactions during 2015 to pay down borrowings:
Due in the year ending December 31:

2015	$225,405
2016	110,379
2017	68,594
2018	41,897
2019	22,948
2020 and thereafter	487,528
Total contractual obligations	956,751
Unamortized original issue discounts, net	(2,211)
Total borrowings as of December 31, 2014	$954,540
Liquidity
Historically, the Company has depended on the availability of credit to finance the consumer loans that it provides to its customers for the purchase of their VOIs. Typically, these loans require a minimum cash down payment of 10% of the purchase price at the time of sale. However, selling, marketing and administrative expenses attributable to VOI sales are primarily cash expenses and often exceed the buyer's minimum down payment requirement. Accordingly, the availability of financing facilities for the sale or pledge of these receivables to generate liquidity is a critical factor in the Company's ability to meet its short-term and long-term cash needs. The Company has historically relied upon its ability to sell receivables in the securitization market in order to generate liquidity and create capacity on its Funding Facilities.

Note 17 — Income Taxes
The components of the provision (benefit) for income taxes are summarized as follows as of December 31 of each of the following years (in thousands):

	2014	2013	2012
Current:
Federal	$—	$—	$(1,090)
State	393	138	206
Foreign	1,560	2,375	(416)
Total current provision (benefit) for income taxes	1,953	2,513	(1,300)
Deferred:
Federal	18,227	8,964	7,546
State	4,365	2,859	(2,761)
Foreign	2,839	(5,518)	(5,049)
Total deferred provision (benefit) for income taxes before change in valuation allowance	25,431	6,305	(264)
Decrease in valuation allowance	(1,007)	(3,041)	(12,746)
Total deferred provision (benefit) for income taxes	24,424	3,264	(13,010)
Unrecognized tax benefit	23,857	—	—
Provision (benefit) for income taxes	$50,234	$5,777	$(14,310)
Income (loss) before income taxes is comprised of the following as of December 31 of each of the following years (in thousands):

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

	2014	2013	2012
Domestic	$121,039	$4,599	$9,993
Foreign	(11,348)	(1,347)	(10,660)
Income (loss) before income taxes	$109,691	$3,252	$(667)
The reconciliation between the statutory provision for income taxes and the actual provision (benefit) for income taxes is shown as follows for the years ended December 31 for each of the following years (in thousands):

	2014	2013	2012
Income tax expense (benefit) at U.S. federal statutory rate of 35%	$38,393	$1,138	$(233)
State tax expense, net of federal effect	3,083	1,315	(9)
Tax impact of contributed entities	—	7,877	—
Stock-based compensation issued to non U.S. recipients	219	435	—
Income of pass-through entities not taxed at corporate entity level	(111)	1,142	3,298
Tax impact of non-U.S. disregarded entities	(1,119)	(286)	(282)
Rate differences between U.S. and foreign tax jurisdictions	1,649	2,046	1,388
Foreign currency and rate change adjustment	—	—	186
Deferred balance adjustments	5,381	(390)	(3,434)
Permanent differences	3,746	(3,441)	5,584
Alternative minimum tax (refund)	—	—	(1,090)
Tax effect of gain on bargain purchase from business combinations	—	(1,018)	(6,972)
Decrease in valuation allowance	(1,007)	(3,041)	(12,746)
Provision (benefit) for income taxes	$50,234	$5,777	$(14,310)

During 2014, the Company wrote off certain foreign net operating losses that had full valuation allowances. This resulted in a reduction of both net operating loss deferred tax assets and the corresponding valuation allowance. There was no net impact on the effective tax rate or provision for income taxes as a result of this write-off.
The company's deferred tax assets and liabilities are as follows as of December 31 of each of the following years (in thousands):

	2014	2013
Allowance for losses	$54,247	$40,979
Deferred profit	22,349	19,116
Net Operating Loss carryover	124,674	170,568
Accrued expenses and prepaid assets	22,740	16,620
Minimum tax credit	25,733	1,876
Other	18,177	18,279
Total gross deferred tax assets	267,920	267,438
Valuation allowance	(60,044)	(80,555)
Total net deferred tax assets	207,876	186,883
Installment sales	193,106	143,225
Intangible assets	14,072	17,671
Unsold Vacation Interests adjustments	47,525	48,391
Total deferred tax liability	254,703	209,287
Net deferred tax liability	$(46,827)	$(22,404)
ASC 740, “Income Taxes” ("ASC 740") requires that the tax benefit of net operating losses, temporary differences and credit carry forwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company's ability to generate sufficient taxable income within the

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

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
As of December 31, 2014, the Company had available approximately $274.3 million of unused federal net operating loss (“NOLs”) carry forwards, $270.4 million of unused state NOLs, and $102.0 million of foreign NOLs, with expiration dates from 2026 through 2033 (except for certain foreign NOLs that do not expire) that may be applied against future taxable income subject to certain limitations.
As a result of the IPO and the resulting change in ownership, the Company's ability to use its federal NOLs will be limited under Internal Revenue Code Section 382. State NOLs are subject to similar limitations in many cases.
No deferred tax liabilities have been provided for U.S. taxes on the undistributed earnings (if any) of foreign subsidiaries as of December 31, 2014, 2013 and 2012. Those earnings have been and expect to be reinvested in the foreign subsidiaries. The amount of unrecognized deferred tax liability has not been determined as it is impracticable at this time to determine the amount.
ASC 740 clarifies the accounting for uncertainty in income taxes recognized in the Company's financial statements. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with ASC 740 is a two-step process. The first step is recognition: the Company determines whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the “more-likely-than-not” recognition threshold, the Company presumes that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement: a tax position that meets the “more-likely-than-not” recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement. The adoption of ASC 740 did not result in a material impact on the Company's financial condition or results of operations.
The following table summarizes the activity related to the Company's unrecognized tax benefits (in thousands):

Amount
Balance as of December 31, 2012	$—
Increase related to tax positions taken during a prior period	—
Increases related to tax positions taken during the current period	—
Decreases as a result of a lapse of the applicable statute of limitations	—
Decreases relating to settlements with taxing authorities	—
Balance as of December 31, 2013	—
Increase related to tax positions taken during a prior period	—
Increases related to tax positions taken during the current period	23,857
Decreases as a result of a lapse of the applicable statute of limitations	—
Decreases relating to settlements with taxing authorities	—
Balance as of December 31, 2014	$23,857
The gross amount of the unrecognized tax benefit as of December 31, 2014 that, if recognized, would affect the Company's effective tax rate was zero.
The Company's continuing practice is to recognize potential interest and/or penalties related to income tax matters in income tax provision. The Company's unrecognized tax benefit is attributable entirely to 2014. As a result, the Company has accrued no amount for the payment of interest and penalties in the accompanying balance sheet and statement of operations. The Company recorded an unrecognized tax benefit of $23.9 million in 2014. No unrecognized tax benefits were recorded in prior years because the Company had sufficient losses to offset any potential liability.
It is reasonably possible that the unrecognized tax benefit will increase during the next twelve months, and an estimate of the range is impracticable.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The Company operates in multiple tax jurisdictions, both within the U.S. and outside of the U.S. The Company is no longer subject to income tax examinations by tax authorities in its major tax jurisdictions as follows:

Tax Jurisdiction	Tax Years No Longer Subject to Examination
United States	2010 and prior
United Kingdom	2012 and prior
Spain	2009 and prior

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

In connection with the Company's lease of an aircraft from Banc of America Leasing & Capital, LLC, Mr. Cloobeck entered into a guaranty in favor of Banc of America Leasing & Capital, LLC. Pursuant to this guaranty, Mr. Cloobeck guarantees the Company's lease payments and any related indebtedness to Banc of America Leasing & Capital, LLC. In connection with this aircraft lease, and pursuant to this lease agreement, the Company paid Banc of America Leasing & Capital, LLC $1.2 million for the year ended December 31, 2014 and $1.2 million for each of the years ended December 31, 2013 and 2012. The Company did not compensate Mr. Cloobeck for providing these guaranties.
In addition, the Company leases office and other equipment under both long-term and short-term lease arrangements, which are generally classified as operating leases.
Rental expense recognized for all operating leases during the years ended December 31, 2014, 2013 and 2012 totaled $21.8 million, $21.1 million and $18.7 million, net of sublease rental revenue of $0.8 million, $0.8 million and $0.7 million, respectively.
As of December 31, 2014, future minimum lease payments on operating leases were as follows (in thousands):

Year ending December 31:
2015	$11,062
2016	8,399
2017	8,144
2018	5,926
2019	1,629
2020 and thereafter	1,891
$37,051
Minimum rental payments to be received in the future under non-cancellable sublease agreements totaled $0.1 million as of December 31, 2014.
Purchase Obligations
The Company has entered into various purchase obligations relating to sales center remodeling, property amenity improvement and corporate office expansion projects. The total remaining commitment was $0.6 million as of December 31, 2014.
Long-Term Incentive Plan
During the first quarter of 2014, the Company implemented a long-term incentive plan to retain certain key management personnel (none of whom were executive officers of the Company at the time of grant). All amounts due under this plan are payable in the first quarter of 2016 if certain Company objectives are met and the respective participants are actively employed

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

by the Company at such time. The Company granted a total of $3.5 million in long-term incentives under this plan, which is being expensed ratably over the two-year period ending December 31, 2015.
Hurricane Odile
In September 2014, Hurricane Odile, inflicted widespread damage on the Baja California peninsula, particularly in the state of Baja California Sur, in which the Cabo Azul Resort is located. The hurricane damaged the buildings as well as the facilities and amenities related to the Cabo Azul Resort, including unsold Vacation Interests and property and equipment owned by the Company. The Cabo Azul Resort is expected to remain closed for the next several months pending completion of necessary repairs. The sales center at the Cabo Azul Resort has been shut down since Hurricane Odile and owners at the Cabo Azul Resort are being accommodated with alternative vacation choices at other resorts as repairs are being completed; however, management believes the Company has sufficient property insurance and business interruption insurance coverage so that damage caused by Hurricane Odile and the subsequent business interruption will not have a material impact on the Company's financial condition or results of operations.

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
As of December 31, 2014, the Company had no assets or liabilities measured at fair value on a recurring basis.
As of December 31, 2013, the Company's only assets and liabilities measured at fair value on a recurring basis were its derivative instruments, which consisted of the 2010 Cap Agreement and the 2012 Cap Agreements. The 2010 Cap Agreement and the 2012 Cap Agreements had fair values of zero based on valuation reports provided by counterparties and were classified as Level 3, based on the fact that the credit risk data used for the valuation is not directly observable and cannot be corroborated by observable market data. The Company’s assessment of the significant inputs to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. See "Note 3—Concentrations of Risk" for further detail on these cap agreements.
As of December 31, 2014, mortgages and contracts receivable had a balance of $498.7 million, net of allowance. The allowance for loan and contract losses against the mortgages and contracts receivable is derived using a static pool analysis to develop historical default percentages based on FICO scores to apply to the mortgage and contract population. The Company evaluates other factors such as economic conditions, industry trends and past due aging reports in order to determine the adjustments needed to true up the allowance, which adjusts the carrying value of mortgages and contracts receivable to management's best estimate of collectability. As a result of such evaluation, the Company believes that the carrying value of the mortgages and contracts receivable approximated its fair value at December 31, 2014. These financial assets were classified as Level 3 as there is little market data available.
As of December 31, 2014, the borrowings under the Senior Credit Facility were classified as Level 2 and the Company believes the fair value of the Senior Credit Facility approximated its carrying value at such date due to the fact that it was recently issued and, therefore, measured using other significant observable inputs.
As of December 31, 2014, the Company’s DROT 2011 Notes, DROT 2013-1 Notes, DROT 2013-2 Notes and DROT 2014-1 Notes were classified as Level 2. The fair value of these borrowings was determined with the assistance of an investment banking firm, which the Company believes approximated similar instruments in active markets. The Company believes the fair value of the Tempus 2013 Notes approximated their carrying value due to the fact that the market for similar instruments remained stable since September 2013, the issuance date of the Tempus 2013 Notes.
As of December 31, 2014, the Quorum Facility and the Island One Quorum Funding Facility were classified as Level 2 based on an internal analysis performed by the Company utilizing the discounted cash flow model and the quoted prices for identical or similar instruments in markets that are not active.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

As of December 31, 2014, the fair value of all other debt instruments was not calculated, based on the fact that they were either due within one year or were immaterial.
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
The carrying values and estimated fair values of the Company's financial instruments as of December 31, 2014 were as follows (in thousands):

	Carrying Value	Total Estimated Fair Value	Estimated Fair Value (Level 2)	Estimated Fair Value (Level 3)
Assets:
Mortgages and contracts receivable, net	$498,662	$498,662	$—	$498,662
Total assets	$498,662	$498,662	$—	$498,662
Liabilities:
Senior Credit Facility	$440,720	$440,720	$440,720	$—
Securitization notes and Funding Facilities, net	509,208	512,706	512,706	—
Notes payable	4,612	4,612	4,612	—
Total liabilities	$954,540	$958,038	$958,038	$—

The carrying values and estimated fair values of the Company's financial instruments as of December 31, 2013 were as follows (in thousands):

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

	Carrying Value	Total Estimated Fair Value	Estimated Fair Value (Level 2)	Estimated Fair Value (Level 3)
Assets:
Mortgages and contracts receivable, net	$405,454	$405,454	$—	$405,454
Total assets	$405,454	$405,454	$—	$405,454
Liabilities:
Senior Secured Notes, net	$367,892	$413,756	$413,756	$—
Securitization notes and Funding Facilities, net	391,267	392,317	392,317	—
Notes payable	23,150	23,095	23,095	—
Total liabilities	$782,309	$829,168	$829,168	$—

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

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

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

profits, losses and distributions, but not the capital, of the Company and were non-voting and subject to certain restrictive covenants.
On the same date in October 2012, to mitigate the dilutive effect of the July 2011 recapitalization transaction on Messrs. Cloobeck, Palmer and Kraff, the Company issued 66.3 BCUs (or 230,180 shares of DRII common stock) under the 2012 Plan to Messrs. Cloobeck, Palmer and Kraff for no cash consideration. These BCUs were 100.0% vested as of the issuance date. Also on that date, the Company granted BCUs pursuant to the 2012 Plan to Messrs. Bentley and Lanznar and two other participants in the 2012 Plan for no cash consideration, in connection with their provision of services to the Company. These BCUs were also 100.0% vested on the grant date; however, because these BCUs were tied to service to the Company, they were subject to forfeiture if the grantee’s employment with the Company was terminated for cause and subject to repurchase by the Company (at its option) if the grantee’s employment with the Company was terminated for any reason other than termination by the Company for cause. The BCUs were not entitled to any distributions nor did they have any fair value unless and until the cumulative amount distributed to holders of the Company common units other than BCUs was at least equal to a specified amount. See "IPO-Related Equity Transactions (July 2013)" below for more information on the exchange of the Company BCUs for shares of common stock of the Company.
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
Share Repurchases
On October 28, 2014, the Company's Board of Directors authorized a share repurchase program allowing for the expenditure of up to $100 million for the repurchase of the Company's common stock. Under the share repurchase program, repurchases may be made from time to time in accordance with applicable securities laws in the open market and/or in privately negotiated transactions, including repurchases pursuant to trading plans under Rule 10b5-1 of the Exchange Act. Through December 31, 2014, the Company has spent $16.1 million to repurchase 642,900 shares of its common stock pursuant to the share repurchase program.

Note 21— Stock-Based Compensation
On July 8, 2013, the board of directors of the Company approved the 2013 Plan, which authorized the issuance of non-qualified and incentive stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock, performance units, other stock-based awards and annual cash incentive awards to: (i) officers and employees of the Company or any of the Company's subsidiaries (including leased employees and co-employees with a professional employer organization); (ii) non-employee directors of the Company or (iii) consultants or advisors to the Company or any of its subsidiaries (collectively, the “Eligible Persons”). Under the 2013 Plan, a total of 9,733,245 shares of common stock are authorized for issuance. As of December 31, 2014, 1,526,410 shares remained available for issuance under the 2013 Plan.
On July 18, 2013, the Company granted to the former holders of DRP BCUs non-qualified stock options, which were immediately vested, exercisable for an aggregate of 3,760,215 shares of common stock, at an option price of $14.00 per share, in part to maintain the incentive value intended when the Company originally issued those BCUs to these individuals and to provide an incentive for such individuals to continue providing service to the Company. See "Note 20—Equity Transactions" for further detail on these BCUs. The grantees of these immediately vested options include Messrs. Cloobeck, Kraff, David F. Palmer (President and Chief Executive Officer of the Company), Bentley, Lanznar and two employees of the Company. Through December 31, 2014, Messrs. Cloobeck, Palmer, Bentley and Lanznar were not employed or compensated directly by

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

the Company, but were rather employed or independently contracted and compensated by HM&C. See "Note 6—Transactions with Related Parties" for further detail on the HM&C Agreement.
Effective January 1, 2015, in accordance with the Master Agreement, the Company acquired all of the outstanding membership interests in HM&C, which became a wholly-owned subsidiary of the Company. See "Note 31—Subsequent Events" for further detail on this transaction. All stock options issued to employees of HM&C were converted to employee grants on January 1, 2015 and, thereafter, will be accounted for as employee grants in accordance with ASC 718, as opposed to ASC 505.
On July 18, 2013, the Company also issued non-qualified stock options exercisable for an aggregate of 2,672,100 shares of common stock to certain Eligible Persons (including individuals who received the options discussed in the immediately preceding paragraph) in connection with the IPO at an option price of $14.00 per share with a service-only vesting condition. 25.0% of shares issuable upon the exercise of such options vested immediately on the grant date and the remaining 75.0% vest equally on each of the next three anniversary dates. All options issued on July 18, 2013 expire on July 18, 2023.
From July 19, 2013 to December 31, 2014, the Company issued additional non-qualified stock options exercisable for an aggregate of 1,736,000 shares of common stock, to Eligible Persons, each at an option price equal to the market price on the applicable grant date. 25.0% of shares issuable upon the exercise of such options vested immediately on the grant date and the remaining 75.0% vests equally on each of the next three grant date anniversary dates. All of these options expire ten years from the grant date.
The Company accounts for its stock-based compensation issued to its employees and non-employee directors (in their capacity as such) in accordance with ASC 718. For a stock-based award with service-only vesting conditions, the Company measures compensation expense at fair value on the grant date and recognizes this expense in the statement of operations and comprehensive income (loss) over the expected term during which the employees of the Company provide service in exchange for the award.
Through December 31, 2014 and prior to the Company's acquisition of HM&C in January 2015, the Company accounted for its stock-based compensation issued to employees of HM&C in accordance with ASC 505-50, "Equity-Based Payments to Non-Employees" ("ASC 505"). In addition, stock-based compensation issued to Mr. Lowell D. Kraff, the Vice Chairman of the Board of Directors of DRII, is also accounted for in accordance with ASC 505. Employees of HM&C through December 31, 2014 and Mr. Kraff are collectively referred to as the "Non-Employees" and the stock-based compensation issued to such employees of HM&C prior to December 31, 2014 and to Mr. Kraff are collectively referred to as the "Non-Employee Grants." The fair value of an equity instrument issued to Non-Employees is measured by using the stock price and other measurement assumptions as of the date at the earlier of: (i) a commitment for performance by the grantees has been reached or (ii) the performance by the grantees is complete. Accordingly, these grants are re-measured at each balance sheet date as additional services are performed.
The Company utilizes the Black-Scholes option-pricing model to estimate the fair value of the stock options granted to its employees and Non-Employees. At December 31, 2014, the expected volatility was calculated based on the historical volatility of the stock prices for a group of identified peer companies for the expected term of the stock options on the grant date (which is significantly greater than the volatility of the S&P 500® index as a whole during the same period) due to the lack of historical stock trading prices of the Company. The average expected option life represented the period of time the stock options were expected to be outstanding at the issuance date based on management’s estimate using the simplified method prescribed under SAB 14 for employee grants and contractual terms for non-employee grants. The risk-free interest rate was calculated based on U.S. Treasury zero-coupon yield with a remaining term that approximated the expected option life assumed at the date of issuance. The expected annual dividend per share was 0% based on the Company’s expected dividend rate.
The fair value per share information, including related assumptions, used to determine compensation cost for the Company’s non-qualified stock options consistent with the requirements of ASC 718, consisted of the following as of December 31 of each of the following years:

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

	2014		2013
	Non-Employees	Company Employees	Non-Employees	Company Employees
Weighted average fair value per share	$14.9	$8.1	$8.9	$7.5
Expected stock price volatility	52.8%	52.8%	49.8%	52.9%
Expected option life (years)	6	6	9.13	6.51
Risk-free interest rate	1.7%	1.7%	2.4%	1.8%
Expected annual dividend yield	—%	—%	—%	—%
Stock option activity related to stock option grants issued to the Non-Employees and employees of the Company during the year ended December 31, 2014 was as follows:

	Non Employees				Company Employees
	Options (In thousands)	Weighted-Average Exercise Price (Per Share)	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)	Options (In thousands)	Weighted-Average Exercise Price (Per Share)	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2014	4,458	$14.00	9.5	$19,882	2,128	$14.34	9.5	$8,776
Granted	550	18.60	9.2		1,020	18.96
Exercised	—	—			(228)	14.76
Forfeited	—	—			(60)	15.73
Outstanding at December 31, 2014	5,008	$14.51	8.6	$67,080	2,860	$15.92	8.8	$34,256
Exercisable at December 31, 2014	4,111	$14.15	8.5	$56,506	1,221	$15.19	8.7	$15,516
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been realized by the option holders had all option holders exercised their options on December 31, 2014. The intrinsic value of a stock option is the excess of the Company’s closing stock price on that date over the exercise price, multiplied by the number of shares subject to the option.
The following table summarizes the Company’s unvested stock option activity for the year ended December 31, 2014:

	Non-Employees		Company Employees
	Options (In thousands)	Weighted-Average Exercise Price (Per Share)	Options (In thousands)	Weighted-Average Exercise Price (Per Share)
Unvested at January 1, 2014	727	$14.00	1,389	$14.39
Granted	550	18.60	1,020	18.96
Vested	(380)	15.67	(710)	15.92
Forfeited or expired	—	—	(60)	15.73
Unvested at December 31, 2014	897	$16.11	1,639	$16.61
During the year ended December 31, 2014, the Company issued restricted common stock to certain non-employee members of the board of directors of the Company, which vest equally on each of the next three anniversary dates from the grant date. The following table summarizes the Company’s unvested restricted stock activity for the year ended December 31, 2014:

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

	Shares (In thousands)	Weighted-Average Grant Date Fair Value (Per Share)
Unvested at January 1, 2014	32	$14.46
Granted	23	19.16
Vested	(11)	14.46
Unvested at December 31, 2014	44	$16.92
During the year ended December 31, 2014, the Company also issued unrestricted shares of common stock to the members of the board of directors of the Company (other than Messrs. Cloobeck, Palmer and Kraff) in lieu of cash retainers for service on the Company's board of directors and applicable board committees, the values of which were measured at the trading prices of the Company's common stock on the issuance dates. The value of the restricted shares of common stock is being amortized on a straight-line basis over its three-year vesting period and the value of the unrestricted shares of common stock was amortized on a straight-line basis through December 31, 2014.
The following table summarizes the Company’s stock-based compensation expense for the years ended December 31, 2014 and 2013 (in thousands). Stock options issued to employees of HM&C through December 31, 2014 are deemed Non-Employee Grants.

	Stock-based compensation expense recognized in the year ended December 31,
	2014	2013
Non-employee stock option grants	$7,619	$32,940
Company employee grants	7,681	7,218
Common stock and restricted stock grants issued to members of the board of directors	902	375
Total	$16,202	$40,533
In accordance with SAB 14, the Company records stock-based compensation expense to the same line item on the statement of operations as the grantees' cash compensation. In addition, the Company records stock-based compensation expense to the same business segment on the statement of operations as the grantees' cash compensation for segment reporting purposes in accordance with ASC 280, "Segment Reporting."
The following table summarizes the effect of the stock-based compensation expense for the years ended December 31, 2014 and 2013 (in thousands):

	Year ended December 31, 2014				Year ended December 31, 2013
	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total
Management and member services	$1,613	$—	$—	$1,613	$860	$—	$—	$860
Advertising, sales and marketing	—	2,198	—	2,198	—	2,105	—	2,105
Vacation interest carrying cost, net	—	267	—	267	—	208	—	208
Loan portfolio	—	423	—	423	—	316	—	316
General and administrative	—	—	11,701	11,701	—	—	37,044	37,044
Total	$1,613	$2,888	$11,701	$16,202	$860	$2,629	$37,044	$40,533
The following table summarizes the Company’s unrecognized stock-based compensation expense as of December 31, 2014 (dollars in thousands):

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

	Non-Employees Grants	Company Employees Grants	Director Common Stock and Restricted Stock Grants	Total
Unrecognized stock-based compensation expense	$12,079	$10,359	$537	$22,975
Weighted-average remaining amortization period	1.8	1.8	1.2	1.8
Note 22— Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) are as follows:

	Cumulative Translation Adjustment	Post-retirement Benefit Plan	Other	Total
Balance, December 31, 2011	$(18,346)	$—	$(26)	$(18,372)
Period change	1,632	—	7	1,639
Balance, December 31, 2012	(16,714)	—	(19)	(16,733)
Period change	2,543	(2,064)	77	556
Balance, December 31, 2013	(14,171)	(2,064)	58	(16,177)
Period change	(3,545)	171	(10)	(3,384)
Balance, December 31, 2014	$(17,716)	$(1,893)	$48	$(19,561)

Note 23— Net income (loss) per share

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

For the year ended December 31, 2013, the potentially dilutive stock options and restricted stock excluded from the net income per share computation was 186,235 and 2,349, respectively, as their effect would be antidilutive due to the net loss reported by the Company. For the year ended December 31, 2012, the Company did not have any outstanding stock options and restricted stock.

The table below sets forth the computation of basic and diluted net income (loss) per share as of December 31 of each of the following years (in thousands, except per share amounts):

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

	2014	2013	2012
Computation of Basic Net Income (Loss) Per Share:
Net income (loss)	$59,457	$(2,525)	$13,643
Weighted average shares outstanding	75,466	63,704	53,774
Basic net income (loss) per share	$0.79	$(0.04)	$0.25

Computation of Diluted Net Income (Loss) Per Share:
Net income (loss)	$59,457	$(2,525)	$13,643
Weighted average shares outstanding	75,466	63,704	53,774
Effect of dilutive securities:
Restricted stock(a)	14	—	—
Options to purchase common stock	1,467	—	—
Shares for diluted net income (loss) per share	76,947	63,704	53,774
Diluted net income (loss) per share	$0.77	$(0.04)	$0.25
    (a) Includes unvested dilutive restricted stock which is subject to future forfeitures.

Note 24 — Business Combinations

PMR Acquisition
On May 21, 2012, the Company completed the PMR Acquisition through DPMA, a wholly-owned special purpose subsidiary of the Company, whereby DPMA acquired four resort management agreements, unsold VOIs and the rights to recover and resell such interests, portfolio of consumer loans and certain real property and other assets for approximately $51.6 million in cash, plus the assumption of specified liabilities related to the acquired assets. In order to fund the PMR Acquisition, DPMA entered into the PMR Acquisition Loan, which is collateralized by substantially all of the assets of DPMA. See "Note 16—Borrowings" for more information.
The PMR Acquisition added nine locations to the Company’s network of available resorts, four management contracts, unsold VOIs, new owner-families to the Company’s owner base and additional unsold VOIs to sell to existing members and potential customers. The Company accounted for the PMR Acquisition as a business combination in accordance with ASC 805, "Business Combinations" ("ASC 805"). As of May 21, 2012, the acquisition was recorded based on a preliminary appraisal; accordingly, provisional amounts were assigned to the assets acquired and liabilities assumed. The Company recorded $22.9 million in gain on bargain purchase from business combinations during the quarter ended June 30, 2012 in accordance with ASC 805 due to the fact that the assets were purchased as part of a distressed sale as Pacific Monarch Resorts, Inc. had filed for Chapter 11 bankruptcy proceedings in October 2011.
During the period between May 22, 2012 and May 21, 2013, adjustments were recorded to the respective accounts to reflect the values included in the final appraisal as of May 21, 2013 and the Company recorded a reduction of gain on bargain purchase from business combination in the amount of $2.3 million as a result of the aforementioned adjustments.
The following table summarizes the consideration paid and the amounts of the assets acquired and liabilities assumed from Pacific Monarch Resorts, Inc. at the acquisition date based on the appraisals as of May 21, 2012 and May 21, 2013 (in thousands).

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

	Based on Preliminary Appraisal as of May 21, 2012	Adjustments Recorded Through May 21, 2013	Based on Final Appraisal as of May 21, 2013
Consideration:
Cash	$51,635	$—	$51,635
Fair value of total consideration transferred	$51,635	$—	$51,635

Recognized amounts of identifiable assets acquired and liabilities assumed as of May 21, 2012:
Prepaid expenses and other assets	$315	$25	$340
Due from related parties, net	2,067	—	2,067
Other receivables, net	2,916	(47)	2,869
Mortgages and contracts receivable	1,677	(13)	1,664
Unsold Vacation Interests, net	36,221	(5,813)	30,408
Property and equipment, net	1,408	(675)	733
Intangible assets	45,100	3,833	48,933
Total assets	89,704	(2,690)	87,014
Deferred tax liability	13,453	(443)	13,010
Liabilities assumed	1,736	11	1,747
Total identifiable net assets	$74,515	$(2,258)	$72,257
Gain on bargain purchase from business combination	$22,880	$(2,258)	$20,622

Acquired PMR intangible assets consist of the following (dollar amounts in thousands):

	Weighted Average Useful Life in Years	Based on Preliminary Appraisal as of May 21, 2012	Adjustments Recorded Through May 21, 2013	Based on Final Appraisal as of May 21, 2013
Management contracts	15	$38,300	$—	$38,300
Member relationships - customer lists	3	6,800	—	6,800
Other	10	—	3,833	3,833
Total acquired intangible assets		$45,100	$3,833	$48,933

The following sets forth the methodologies used by the Company for valuing the assets acquired in the PMR Acquisition. Based upon such valuation methodologies, the total value of these assets exceeded the purchase price for such assets resulting in the gain on bargain purchase reported in these financial statements.

Mortgages and Contracts Receivable
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

Member Relationships - Customer Lists
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

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

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

Unsold Vacation Interests, net
Unsold Vacation Interests, net was comprised of:
• The Company valued unsold VOIs purchased based on projected revenue using a 1.0% projected growth rate each year. The Company estimated that unsold VOIs purchased as part of the transaction (including the recovery of the initial defaulted receivables) would be substantially sold over six years following the date of the consummation of the PMR Acquisition. The Company subtracted for each year in such six-year period a 58.0% advertising, sales and marketing cost (as a percentage of gross VOI sales revenue), and then tax-affected that number with a 39.0% corporate tax rate. This gave the Company its Net revenue after costs to generate. The Company then used a present value rate of 30.0% to calculate the fair value of the unsold VOIs.

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

Amounts Due from Related Parties, net
The value included an ownership association receivable, late fees and assessments. The value also accounted for the estimated collectibility of these receivables.

Other Receivables, net
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

Aegean Blue Acquisition
On October 5, 2012, the Company completed the Aegean Blue Acquisition through AB Acquisition Company, Ltd, a wholly-owned special-purpose subsidiary of Diamond Resorts (Holdings) Limited, and acquired all of the issued and outstanding shares of Aegean Blue Holdings Limited. Pursuant to the Aegean Blue Acquisition, AB Acquisition Company, Ltd acquired certain resort management agreements, unsold VOIs and the rights to recover and resell such interests, certain

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

receivables, real property and other assets for approximately $6.5 million in cash, assumption of specified liability related to the acquired assets and a contingent liability associated with an earn-out clause. Tempus Acquisition LLC, the parent entity of Aegean Blue Acquisition, LLC, borrowed $6.6 million under the term loan portion of Tempus Acquisition Loan to fund the Aegean Blue Acquisition. See "Note 16—Borrowings" for further detail on this borrowing.
This acquisition is accounted for as a business combination in accordance with ASC 805. The following table summarizes the consideration paid and the amounts of the assets acquired and liabilities assumed from Aegean Blue Holdings Limited at the acquisition date based on the final appraisal (in thousands). The Company recorded $0.1 million in gain on bargain purchase from business combinations in accordance with ASC 805.

Based on Final Appraisal
Consideration:
Cash	$6,543
Earn-out Liability	3,336
Fair value of total consideration transferred	$9,879

Recognized amounts of identifiable assets acquired and liabilities assumed as of October 5, 2012:
Cash and cash equivalents	$2,072
Cash in escrow and restricted cash	1,925
Mortgages and contracts receivable	4,070
Other receivables, net	55
Prepaid expenses and other assets	947
Unsold Vacation Interests, net	3,450
Property and equipment, net	388
Intangible assets	5,901
Total assets	18,808
Liabilities assumed	8,840
Total identifiable net assets	$9,968

Gain on bargain purchase from business combination	$89

	Weighted Average Useful Life in Years	Based on Final Appraisal
		(in thousands)
Management contracts	15	$4,123
Member relationships - customer lists	3	1,778
Total acquired intangible assets		$5,901

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
The Island One Acquisition added eight locations to the Company's collection of available resorts, management contracts, unsold VOIs and more owner-families and members to the Company's owner base.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The Company accounted for the Island One Acquisition as a business combination in accordance with ASC 805 and recorded goodwill of $30.6 million in accordance with ASC 805.
The following table summarizes the consideration paid and the amounts of the assets acquired and liabilities assumed at the acquisition date based on the final appraisal (in thousands):

Based on Final Appraisal
Consideration:
DRII common stock	$73,307
Fair value of total consideration transferred	$73,307

Recognized amounts of identifiable assets acquired and liabilities assumed as of July 24, 2013:
Cash and cash equivalents	$569
Restricted cash	1,156
Due from related parties, net	2,790
Mortgages and contracts receivable	14,188
Other receivables, net	1,802
Prepaid expenses and other assets	3,565
Unsold Vacation Interests, net	4,823
Property and equipment, net	1,107
Intangible assets	51,850
Total assets	81,850
Deferred tax liability	17,403
Liabilities assumed	21,772
Total identifiable net assets	$42,675

Goodwill recognized	$30,632
Acquired Island One intangible assets consist of the following (dollars in thousands):

	Weighted Average Useful Life in Years	Based on Final Appraisal
Management contracts	15	$33,860
Member exchange clubs	20	16,370
Member relationships - customer lists	3	1,620
Total acquired intangible assets		$51,850
The following sets forth the methodologies used by the Company for valuing the assets acquired in the Island One Acquisition. Based upon such valuation methodologies, the purchase price exceeded the fair value of identifiable assets, resulting in the recognition of goodwill reported in these financial statements. The Company determined that the goodwill would not be deductible for tax purposes.

Mortgages and Contracts Receivable
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

Member Relationships - Customer Lists

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

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

Unsold Vacation Interests, net
The Company valued unsold VOIs purchased based on projected revenue using a 3.0% projected growth rate each year. The Company estimated that unsold VOIs purchased as part of the transaction would be substantially sold over five years following the date of the consummation of the Island One Acquisition. The Company subtracted total expenses for each year in such five-year period an average of 67.5%, and then tax-affected that number using a 39.0% corporate tax rate. This gave the Company its net revenue after costs to generate. The Company then used a present value rate of 11.0% to calculate the fair value of the Unsold Vacation Interests, net acquired.

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

Due from Related Parties, net
The fair value includes a receivable from an HOA.
Other Receivables, net
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

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

PMR Service Companies
On June 12, 2013, the Company entered into an asset purchase agreement with the PMR Service Companies and the owner of such entities to acquire management agreements for certain resorts from the PMR Service Companies. The PMR Service Companies Acquisition was completed on July 24, 2013 for $47.4 million in cash.
The Company accounted for the PMR Service Companies Acquisition under the purchase method in accordance with ASC 805. The following table summarizes the consideration paid and the amounts of the assets acquired and liabilities assumed at the acquisition date based on the final appraisal (in thousands). The Company recorded a $2.9 million gain on bargain purchase from business combinations in accordance with ASC 805.

Based on Final Appraisal
Consideration:
Cash	$47,417
Fair value of total consideration transferred	$47,417

Recognized amounts of identifiable assets acquired and liabilities assumed as of July 24, 2013:
Due from related parties, net	$123
Other receivables, net	1,381
Management contracts	51,080
Total assets	52,584
Deferred tax liability	1,737
Liabilities assumed	521
Total identifiable net assets	$50,326

Gain on bargain purchase from business combination	$2,909
Acquired PMR Service Companies intangible assets consist of the following (dollars in thousands):

	Weighted Average Useful Life in Years	Based on Final Appraisal
Management contracts	15	$51,080
Total acquired intangible assets		$51,080
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

The following table presents unaudited consolidated pro forma revenues and net (loss) income of the Company as if the closing of the Island One Acquisition and the closing of the PMR Service Companies Acquisition had occurred on January 1, 2012 for purposes of the financial information presented for the years ended December 31, 2013 and 2012 (in thousands, except per share data):

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

	Year Ended
	2013	2012
Revenue	$752,871	$556.683
Net (loss) income	$(5,619)	$19,632
Net (loss) income per share - basic and diluted	$(0.08)	$0.33
Weighted average common shares outstanding - basic and diluted	66,631	59,010

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

The unaudited pro forma results have been adjusted with respect to certain aspects of the Island One Acquisition and the PMR Service Companies Acquisition to reflect:

•	the consummation of each acquisition;

•	changes in assets and liabilities to record their acquisition date fair values and changes in certain expenses resulting there from;

•	the removal of the effect of the fee-for-service agreements between the Company and Island One, Inc;

•	the removal of legal and professional fees incurred in connection with each acquisition; and

•	the removal of the gain on bargain purchase from business combination recorded in connection with the PMR Service Companies Acquisition.
The unaudited pro forma results do not reflect future events that either have occurred or may occur after each acquisition including, but not limited to, the anticipated realization of ongoing savings from operating synergies in subsequent periods.
They also do not give effect to certain charges the Company expected to incur in connection with the acquisition including, but not limited to, changes that were expected to achieve ongoing cost savings and synergies.

Note 25 — Employee Benefit Plans

The Company has a qualified retirement plan (the “401(k) Plan”) with a salary deferral feature designed to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended. Subject to certain limitations, the 401(k) Plan allows participating U.S. employees to defer up to 60.0% of their eligible compensation on a pre-tax basis. The 401(k) Plan allows the Company to make discretionary matching contributions of up to 50.0% of the first 6.0% of employee compensation.
During the years ended December 31, 2014, 2013 and 2012, the Company made matching contributions to its 401(k) Plan of $2.2 million, $1.8 million and $1.3 million, respectively.
In addition, the Company has a self-insured health plan that covers substantially all of its full-time employees in the U.S. The health plan uses employee and employer contributions to pay eligible claims. To supplement this plan, the Company has a stop-loss insurance policy to cover individual claims in excess of $0.3 million. At December 31, 2014, 2013 and 2012, the Company accrued $2.7 million, $2.6 million and $1.9 million, respectively, for claims that have been incurred but not reported. This accrual is calculated as the higher of (i) estimated accrual based on Company's historical experience of claim payments and lag period between the service dates and claim payment dates or (ii) two times the average monthly claims made by the Company during the past fiscal year. The following table sets forth for each of the years ended December 31, 2014 and 2013, respectively, the amount of claims incurred during such period, changes in accruals during such period for claims incurred during prior periods, and the amount of payments made in such period (in thousands):

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Balance as of December 31, 2012	$1,917
Claims incurred during the current year	17,918
Change in accruals for claims incurred during prior years	(1,471)
Payments made	(15,792)
Balance as of December 31, 2013	2,572
Claims incurred during the current year	16,141
Change in accruals for claims incurred during prior years	(2,118)
Payments made	(13,913)
Balance as of December 31, 2014	$2,682

During the years ended December 31, 2014, 2013 and 2012, the Company recorded $20.6 million, $19.6 million and $14.7 million, respectively, in expenses associated with its health plans.
With certain exceptions, the Company's European subsidiaries do not offer private health plans or retirement plans. The government in each country offers national health services and retirement benefits, which are funded by employee and employer contributions.
Post Retirement Benefit Plan
In 1999, the Company entered into a collective labor agreement with the employees at its resorts in St. Maarten, where the Company functioned as the HOA through December 31, 2014 (the "Collective Labor Agreement"). The Collective Labor Agreement provides for an employee service allowance to be paid to employees upon their termination, resignation or retirement. Upon review of the Collective Labor Agreement, the Company determined that the employee service allowance should be accounted for as a defined benefit plan (the "Defined Benefit Plan") in accordance with the requirements of ASC 715, "Compensation—Retirement Benefits."
The Company’s net obligation in respect of the Defined Benefit Plan is calculated by estimating the amount of future benefit that employees have earned in the current financial period and prior periods. The recording of the Defined Benefit Plan resulted in the recognition of (i) an unfunded pension liability of $2.8 million and $2.9 million as of December 31, 2014 and 2013, respectively; (ii) service costs, interest costs and amortized prior service costs of $0.4 million and $0.9 million for the years ending December 31, 2014 and 2013, respectively and (iii) other comprehensive loss of $1.7 million for the accumulated benefit obligation of the plan related to the years prior to January 1, 2012. During the year ended December 31, 2014, benefits totaling $0.4 million were paid to employees in accordance with the Defined Benefit Plan. During the year ended December 31, 2013, a de minimis amount of benefits were paid to employees in accordance with the Defined Benefit Plan.
A summary of benefit obligations, fair value of plan assets and funded status is as follows (in thousands):

Projected obligations at December 31, 2012	$2,183
Service costs	370
Interest costs	174
Losses	223
Benefits paid	(40)
Projected obligations at December 31, 2013	2,910
Service costs	169
Interest costs	99
Losses	—
Benefits paid	(353)
Projected obligations at December 31, 2014	$2,825
As of the years ended December 31, 2014 and 2013, the Company had no plan assets. The benefit obligation and plan assets consisted of the following as of December 31 of each of the following years (in thousands):

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

	2014	2013
Fair value of plan assets	$—	$—
Benefit obligation	(2,825)	(2,910)
Unfunded obligation	$(2,825)	$(2,910)
Weighted-average assumptions used to determine net periodic benefit cost consisted of the following as of December 31 of each of the following years:

	2014	2013
Settlement (discount) rate	4.11%	3.31%
Increase in future compensation	3.00%	3.00%
Amounts recognized in accumulated other comprehensive loss consisted of the following as of December 31 of each of the following years (in thousands):

	2014	2013
Net loss	$223	$223
Prior service cost	1,670	1,841
Total amounts included in accumulated other comprehensive loss	$1,893	$2,064
The accumulated benefit obligation for the Defined Benefit Plan at December 31, 2014 and 2013 was $1.7 million and $2.1 million, respectively.
Components of net periodic benefit costs consisted of the following as of December 31 of each of the following years (in thousands):

	2014	2013
Service cost	$169	$370
Interest cost	99	174
Amortization of prior service costs	171	343
Net periodic pension cost	$439	$887
Other changes in plan assets and projected benefit obligations recognized in other comprehensive loss consisted of the following as of December 31 of each of the following years (in thousands):

	2014	2013
Net loss	$—	$223
Amortization of prior service costs	(171)	343
Total recognized in other comprehensive loss	(171)	566
Net periodic pension cost	439	887
Total recognized in net pension cost and other comprehensive loss	$268	$1,453

Effective January 1, 2015, the St. Maarten resorts are no longer consolidated within the financial statements of the Company in accordance with an agreement that the Company entered into with the title company that holds the title to these two resorts. See "Note 31—Subsequent Events" for further detail on this transaction.

Note 26 — Segment Reporting
The Company presents its results of operations in two segments: (i) Hospitality and Management Services, which includes operations related to the management of resort properties and the Diamond Collections, operation of the Clubs, operations of the properties located in St. Maarten for which the Company functioned as the HOA through December 31, 2014, food and beverage venues owned and managed by the Company and the provision of other services and (ii) Vacation Interest Sales and Financing, which includes operations relating to the marketing and sales of Vacation Interests, as well as the consumer financing activities related to such sales. While certain line items reflected on the statement of operations and

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

comprehensive income (loss) fall completely into one of these business segments, other line items relate to revenues or expenses that are applicable to more than one segment. For line items that are applicable to more than one segment, revenues or expenses are allocated by management, which involves significant estimates. Certain expense items (principally corporate interest expense and depreciation and amortization) are not, in management’s view, allocable to either of these business segments, as they apply to the entire Company. In addition, general and administrative expenses (which exclude Hospitality and Management Services related overhead that is recovered from the HOAs and the Diamond Collections) are not allocated to either of these business segments because, historically, management has not allocated these expenses for purposes of evaluating the Company’s different operational divisions. Accordingly, these expenses are presented under Corporate and Other.
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
Information about the Company’s operations in different business segments for the periods presented below is as follows:

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

CONSOLIDATING STATEMENTS OF OPERATIONS BY BUSINESS SEGMENT
For the Years Ended December 31, 2014 and 2013
(In thousands)

	2014				2013

	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total
Revenues:
Management and member services	$152,201	$—	$—	$152,201	$131,238	$—	$—	$131,238
Consolidated resort operations	38,406	—	—	38,406	35,512	—	—	35,512
Vacation Interest sales, net of provision of $0, $57,202, $0, $57,202, $0, $44,670, $0, and $44,670, respectively	—	532,006	—	532,006	—	464,613	—	464,613
Interest	—	66,849	1,549	68,398	—	55,601	1,443	57,044
Other	8,691	44,864	—	53,555	8,673	32,708	—	41,381
Total revenues	199,298	643,719	1,549	844,566	175,423	552,922	1,443	729,788
Costs and Expenses:
Management and member services	33,184	—	—	33,184	37,907	—	—	37,907
Consolidated resort operations	35,409	—	—	35,409	34,333	—	—	34,333
Vacation Interest cost of sales	—	63,499	—	63,499	—	56,695	—	56,695
Advertising, sales and marketing	—	297,095	—	297,095	—	258,451	—	258,451
Vacation Interest carrying cost, net	—	35,495	—	35,495	—	41,347	—	41,347
Loan portfolio	1,303	7,508	—	8,811	1,111	8,520	—	9,631
Other operating	—	22,135	—	22,135	—	12,106	—	12,106
General and administrative	—	—	102,993	102,993	—	—	145,925	145,925
Depreciation and amortization	—	—	32,529	32,529	—	—	28,185	28,185
Interest expense	—	15,072	41,871	56,943	—	16,411	72,215	88,626
Loss on extinguishment of debt	—	—	46,807	46,807	—	—	15,604	15,604
Impairments and other write-offs	—	—	240	240	—	—	1,587	1,587
Gain on disposal of assets	—	—	(265)	(265)	—	—	(982)	(982)
Gain on bargain purchase from business combinations	—	—	—	—	—	—	(2,879)	(2,879)
Total costs and expenses	69,896	440,804	224,175	734,875	73,351	393,530	259,655	726,536
Income (loss) before provision for income taxes	129,402	202,915	(222,626)	109,691	102,072	159,392	(258,212)	3,252
Provision for income taxes	—	—	50,234	50,234	—	—	5,777	5,777
Net income (loss)	$129,402	$202,915	$(272,860)	$59,457	$102,072	$159,392	$(263,989)	$(2,525)

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

CONSOLIDATING STATEMENTS OF OPERATIONS BY BUSINESS SEGMENT
For the Year Ended December 31, 2012
(In thousands)

	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total
Revenues:
Management and member services	$114,937	$—	$—	$114,937
Consolidated resort operations	33,756	—	—	33,756
Vacation Interest sales, net of provision of $0, $25,457, $0, and $25,457, respectively	—	293,098	—	293,098
Interest	—	51,769	1,437	53,206
Other	4,595	24,076	—	28,671
Total revenues	153,288	368,943	1,437	523,668
Costs and Expenses:
Management and member services	35,330	—	—	35,330
Consolidated resort operations	30,311	—	—	30,311
Vacation Interest cost of sales	—	32,150	—	32,150
Advertising, sales and marketing	—	178,365	—	178,365
Vacation Interest carrying cost, net	—	36,363	—	36,363
Loan portfolio	858	8,628	—	9,486
Other operating	—	8,507	—	8,507
General and administrative	—	—	99,015	99,015
Depreciation and amortization	—	—	18,857	18,857
Interest expense	—	18,735	77,422	96,157
Impairments and other write-offs	—	—	1,009	1,009
Gain on disposal of assets	—	—	(605)	(605)
Gain on bargain purchase from business combinations	—	—	(20,610)	(20,610)
Total costs and expenses	66,499	282,748	175,088	524,335
Income (loss) before benefit for income taxes	86,789	86,195	(173,651)	(667)
Benefit for income taxes	—	—	(14,310)	(14,310)
Net income (loss)	$86,789	$86,195	$(159,341)	$13,643

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note 27 — Geographic Financial Information
The geographic segment information presented below is based on the geographic locations of the Company's subsidiaries. The Company’s foreign operations include its operations in Austria, the Caribbean, England, France, Greece, Ireland, Italy, Malta, Mexico, Portugal, Scotland and Spain. No individual country represents 10% or more of the Company's total revenues or long-term assets presented. The following table reflects total revenue and assets by geographic area for the years ended on, or as of, the dates presented below (in thousands):

	For the Year Ended December 31,
	2014	2013	2012
Revenue
United States	$731,171	$610,116	$447,277
Foreign	113,395	119,672	76,391
Total Revenues	$844,566	$729,788	$523,668

	As of December 31,
	2014	2013
Mortgages and contracts receivable, net
United States	$496,691	$402,126
Foreign	1,971	3,328
Total mortgages and contracts receivable, net	$498,662	$405,454

Unsold Vacation Interests, net
United States	$198,869	$228,111
Foreign	63,303	69,999
Total unsold Vacation Interests, net	$262,172	$298,110

Property and equipment, net
United States	$59,038	$55,801
Foreign	11,833	4,595
Total property and equipment, net	$70,871	$60,396

Goodwill
United States	$30,632	$30,632
Foreign	—	—
Total goodwill	$30,632	$30,632

Other intangible assets, net
United States	$174,021	$191,648
Foreign	4,765	6,984
Total other intangible assets, net	$178,786	$198,632

Total long-term assets, net
United States	$959,251	$908,318
Foreign	81,872	84,906
Total long-term assets, net	$1,041,123	$993,224

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note 28 — Loss on Extinguishment of Debt

On May 9, 2014, the Company repaid all outstanding indebtedness under the ILXA Inventory Loan, the Tempus Inventory Loan and the DPM Inventory Loan using a portion of the proceeds from the term loan portion of the Senior Credit Facility. The unamortized debt issuance costs on the ILXA Inventory Loan and the Tempus Inventory Loan were recorded as a loss on extinguishment of debt.
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
On October 21, 2013, the Company redeemed all of the DROT 2009 Class A notes and Class B notes originally issued on October 15, 2009 using proceeds from borrowings under the Conduit Facility. The unamortized debt issuance costs and debt discount were recorded as a loss on extinguishment of debt. See "Note 16—Borrowings" for further detail on the debt redemption.
Loss on extinguishment of debt consisted of the following as of December 31 of each of the following years (in thousands):

	Year ended December 31,
	2014	2013	2012
Senior Secured Notes	$45,767	$8,443	$—
2013 Revolving Credit Facility	932	—	—
ILXA Inventory Loan	83	—	—
Tempus Inventory Loan	25	—	—
PMR Acquisition Loan	—	3,196	—
Diamond Resorts Owner Trust 2009-1	—	2,201	—
Tempus Acquisition Loan	—	1,744	—
Island One Notes Payable	—	20	—
Total loss on extinguishment of debt	$46,807	$15,604	$—

Note 29 — Impairments and Other Write-offs

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value amount of the asset may not be fully recoverable.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Impairment and other write-offs consisted of the following as of December 31 of each of the following years (in thousands):

	2014	2013	2012
Write down of a parcel of real estate acquired in connection with the PMR Acquisition to its fair value	$—	$1,200	$—
Write off abandoned inventory projects	181	—	—
Write off of sales materials due to obsolescence	10	307	—
European resorts held for sale (lower of cost or fair value)	—	80	494
Intangible assets associated with an unprofitable European golf course	—	—	213
Abandoned information technology projects previously capitalized	19	—	183
Slow moving consumables inventory	30	—	119
Total impairments and other write-offs	$240	$1,587	$1,009

For the year ended December 31, 2014, $0.2 million relates to the write off of abandoned inventory projects.
For the year ended December 31, 2013, $1.2 million, of the impairment charge is attributable to the write down of a parcel of real estate acquired in connection with the PMR Acquisition to its fair value based on a market appraisal. In addition, $0.3 million related to the write off of obsolete sales materials and $0.1 million is attributable to the write down of two European resorts held for sale to their fair value based on accepted offers.
For the year ended December 31, 2012, $0.5 million of the impairment charge is attributable to the write down of a European resort held for sale to its fair value based on an accepted offer. In addition, $0.2 million relates to intangible assets associated with an unprofitable European golf course operation. $0.2 million relates to information technology projects that are no longer viable, and $0.1 million relates to various other assets.

Note 30 — Quarterly Results (Unaudited)
The following tables present the Company's unaudited quarterly results ($ in thousands except share data):

	Three months ended				Year ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	December 31, 2014
Revenues	$181,225	$209,014	$221,965	$232,362	$844,566
Income (loss) before provision (benefit) for income taxes	$26,057	$(2,074)	$46,460	$39,248	$109,691
Net income (loss)	$14,010	$(2,731)	$26,304	$21,874	$59,457
Net income (loss) per share—basic	$0.19	$(0.04)	$0.35	$0.29	$0.79
Net income (loss) per share—diluted	$0.18	$(0.04)	$0.34	$0.28	$0.77

	Three months ended				Year ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	December 31, 2013
Revenues	$153,452	$173,873	$191,602	$210,861	$729,788
Income (loss) before provision (benefit) for income taxes	$2,711	$18,367	$(33,953)	$16,127	$3,252
Net loss (income)	$2,273	$17,956	$(26,327)	$3,573	$(2,525)
Net income (loss) per share—basic	$0.04	$0.33	$(0.37)	$0.05	$(0.04)
Net income (loss) per share—diluted	$0.04	$0.33	$(0.37)	$0.05	$(0.04)

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note: The sum of the net income (loss) per share for the four quarters differs from annual net income (loss) per share due to the required method of computing the weighted average shares in interim periods.

Note 31 — Subsequent Events
Mackinac Partners, LLC
Effective December 31, 2014, Alan Bentley, Executive Vice President and Chief Financial Officer of the Company, withdrew as a partner of Mackinac Partners, LLC, a financial advisory firm that provides consulting services to the Company. See "Note 6—Transactions with Related Parties" for further detail on Mackinac Partners, LLC.
Transactions with Mr. Cloobeck, HM&C and related entities
On January 6, 2015, the Company entered into the Master Agreement with Mr. Cloobeck, HM&C, JHJM and other entities controlled by Mr. Cloobeck or his immediate family members. Pursuant to the Master Agreement, the parties made certain covenants to and agreements with the other parties, including: (i) the Company's acquisition from an entity controlled by Mr. Cloobeck and an entity controlled by Mr. Palmer (which entities owned 95% and 5% of the outstanding membership interests of HM&C, respectively) of all of the outstanding membership interests in HM&C; (ii) the termination, effective as of January 1, 2015, of the services agreement between JHJM and HM&C; (iii) the conveyance to the Company of exclusive rights to market timeshare and vacation ownership properties from a prime location adjacent to Polo Towers on the “Las Vegas Strip”; (iv) Mr. Cloobeck’s agreement to various restrictive covenants, including non-competition, non-solicitation and non-interference covenants; (v) Mr. Cloobeck’s grant to the Company of a license to use Mr. Cloobeck’s persona, including his name, likeness and voice and (vi) the Company’s payment to Mr. Cloobeck or his designees of an aggregate of $16.5 million.
In addition, in light of the termination of services agreement between JHJM and HM&C, the Company agreed in the Master Agreement that, at least through December 31, 2017, so long as Mr. Cloobeck is serving as a member of the board of directors of the Company, he will continue to be the Chairman of the Board, and in such capacity will receive annual compensation equal to two times the compensation paid generally to other non-employee directors, and he and his spouse and children will receive medical insurance coverage. See "Note 6—Transactions with Related Parties" for further detail on HM&C.
St. Maarten
Effective January 1, 2015, AKGI, a wholly-owned subsidiary of the Company, entered into an agreement with Saint Maarten Title Limited (the “Title Company"), which is the record holder of title to the Flamingo Beach Resort located in Philipsburg, St. Maarten, to assign rights and obligations associated with the assets that AGKI previously owned as the HOA for the Flamingo Beach Resort to a newly created HOA entity, the Flamingo Beach Club Timeshare Owners Association (the “FOA”). The Company has no beneficial interest in the FOA and will remain as the manager for the FOA pursuant to a customary management services agreement.
Similarly, effective January 1, 2015, AKGI entered into an agreement with the Title Company, which is the record holder of title to the Royal Palm Beach Resort located in Philipsburg, St. Maarten, to assign rights and obligations associated with the assets that AGKI previously owned as the HOA for the Royal Palm Beach Resort to a newly created HOA entity, the Royal Palm Beach Club Owners Association (the “ROA”). The Company has no beneficial interest in the ROA and will remain as the manager for the ROA pursuant to a customary management services agreement.
The St. Maarten resorts will be deconsolidated from the Company's consolidated financial statements on January 1, 2005 as the Company has no control over the FOA and ROA.
Hurricane Odile
On January 16, 2015, the Company received an advance of $5.0 million from our insurance carrier for losses resulting from Hurricane Odile. See "Note 18—Commitments and Contingencies" for further detail on Hurricane Odile.
Conduit Facility Renewal
On February 5, 2015, the Company amended and restated its Conduit Facility agreement that provides for a $200.0 million facility with a maturity date of April 10, 2017. Upon maturity, the Conduit Facility is renewable for 364-day periods at the election of the lenders. The Conduit Facility bears interest at either LIBOR or the commercial paper rate (each having a floor of 0.50%) plus 2.75%, and has a non-use fee of 0.75%. The overall advance rate on loans receivable in the portfolio is limited to 88% of the aggregate face value of the eligible loans.