Form 10-Q
period 2015-03-31
Diamond Resorts International, Inc.
filed 2015-05-06
CIK 1566897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________

FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES ☒ NO
As of May 4, 2015, there were 73,322,556 outstanding shares of the common stock, par value $0.01 per share, of Diamond Resorts International, Inc.

PART I — FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2015 and December 31, 2014
(In thousands, except share data)

	March 31, 2015	December 31, 2014
	(Unaudited)
Assets:
Cash and cash equivalents	$183,093	$242,486
Cash in escrow and restricted cash	90,049	80,914
Mortgages and contracts receivable, net of allowance of $135,701 and $130,639, respectively	509,001	498,662
Due from related parties, net	61,668	51,651
Other receivables, net	36,511	59,821
Income tax receivable	472	467
Deferred tax asset	613	423
Prepaid expenses and other assets, net	161,111	86,439
Unsold Vacation Interests, net	283,926	262,172
Property and equipment, net	70,617	70,871
Assets held for sale	1,177	14,452
Goodwill	30,642	30,632
Other intangible assets, net	182,606	178,786
Total assets	$1,611,486	$1,577,776
Liabilities and Stockholders' Equity:
Accounts payable	$18,177	$14,084
Due to related parties, net	107,822	34,768
Accrued liabilities	140,916	134,680
Income taxes payable	120	108
Deferred income taxes	57,924	47,250
Deferred revenues	109,775	124,997
Senior Credit Facility, net of unamortized original issue discount of $1,976 and $2,055, respectively	422,690	440,720
Securitization notes and Funding Facilities, net of unamortized original issue discount of $141 and $156, respectively	508,983	509,208
Derivative liabilities	258	—
Notes payable	10,364	4,612
Total liabilities	1,377,029	1,310,427

Stockholders' equity:
Common stock $0.01 par value per share; authorized - 250,000,000 shares, issued - 75,847,838 shares and 75,732,088 shares, respectively	758	757
Preferred Stock $0.01 par value per share; authorized - 5,000,000 shares	—	—
Additional paid-in capital	488,142	482,732
Accumulated deficit	(154,527)	(180,502)
Accumulated other comprehensive loss	(22,698)	(19,561)
Subtotal	311,675	283,426
Less: Treasury stock at cost; 2,525,282 and 642,900 shares, respectively	(77,218)	(16,077)
Total stockholders' equity	234,457	267,349
Total liabilities and stockholders' equity	$1,611,486	$1,577,776

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
For the three months ended March 31, 2015 and 2014
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues:
Management and member services	$40,639	$38,224
Consolidated resort operations	3,209	8,723
Vacation Interest sales, net of provision of $14,096 and $11,433, respectively	122,566	105,897
Interest	18,802	15,674
Other	12,304	12,707
Total revenues	197,520	181,225
Costs and Expenses:
Management and member services	8,081	8,947
Consolidated resort operations	3,701	7,771
Vacation Interest cost of sales	1,138	12,902
Advertising, sales and marketing	68,513	60,775
Vacation Interest carrying cost, net	10,368	7,875
Loan portfolio	2,737	2,490
Other operating	5,011	5,537
General and administrative	32,256	24,192
Depreciation and amortization	8,640	8,061
Interest expense	11,604	16,615
Impairments and other write-offs	5	7
Gain on disposal of assets	(34)	(4)
Total costs and expenses	152,020	155,168
Income before provision for income taxes	45,500	26,057
Provision for income taxes	19,525	12,047
Net income	25,975	14,010
Other comprehensive (loss) income:
Currency translation adjustments, net of tax of $0	(3,162)	385
Post-retirement benefit plan	43	43
Other	(18)	(14)
Total other comprehensive (loss) income, net of tax	(3,137)	414
Comprehensive income	$22,838	$14,424
Net income per share:
Basic	$0.35	$0.19
Diluted	$0.34	$0.18
Weighted average common shares outstanding:
Basic	74,539	75,430
Diluted	77,356	75,839

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the three months ended March 31, 2015
(In thousands, except share data)
(Unaudited)

	Common Stock Shares Outstanding	Common Stock Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Less: Treasury Stock at Cost	Total Stockholder's Equity
Balance at January 1, 2015	75,089,188	$757	$482,732	$(180,502)	$(19,561)	$(16,077)	$267,349
Exercise of stock options	115,750	1	1,815	—	—	—	1,816
Stock-based compensation	—	—	3,220	—	—	—	3,220
Excess tax benefits from stock-based compensation	—	—	375	—	—	—	375
Common stock repurchased under the Stock Repurchase Program	(1,882,382)	—	—	—	—	(61,141)	(61,141)
Net income for the three months ended March 31, 2015	—	—		25,975	—	—	25,975
Other comprehensive income (loss):
Currency translation adjustment, net of tax of $0	—	—	—	—	(3,162)	—	(3,162)
Change in post-retirement benefit plan, net of tax of $0	—	—	—	—	43	—	43
Other	—	—	—	—	(18)	—	(18)
Balance at March 31, 2015	73,322,556	$758	$488,142	$(154,527)	$(22,698)	$(77,218)	$234,457

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the three months ended March 31, 2015 and 2014 (In thousands) (Unaudited)

	2015	2014
Operating activities:
Net income	$25,975	$14,010
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for uncollectible Vacation Interest sales revenue	14,096	11,433
Amortization of capitalized financing costs and original issue discounts	1,402	1,437
Amortization of capitalized loan origination costs and net portfolio discounts	3,053	1,955
Depreciation and amortization	8,640	8,061
Stock-based compensation	3,295	4,696
Impairments and other write-offs	5	7
Gain on disposal of assets	(34)	(4)
Deferred income taxes	10,447	11,260
Loss on foreign currency exchange	98	88
Gain on mortgage repurchase	(96)	(49)
Unrealized loss on derivative instruments	258	199
Unrealized loss on post-retirement benefit plan	43	43
Changes in operating assets and liabilities excluding acquisitions:
Mortgages and contracts receivable	(27,418)	(19,122)
Due from related parties, net	(4,729)	8,295
Other receivables, net	22,910	13,582
Prepaid expenses and other assets, net	(73,787)	(80,512)
Unsold Vacation Interests, net	(10,915)	4,828
Accounts payable	4,397	(249)
Due to related parties, net	74,912	52,595
Accrued liabilities	7,247	(13,941)
Income taxes payable	7	570
Deferred revenues	(14,028)	14,481
Net cash provided by operating activities	45,778	33,663
Investing activities:
Property and equipment capital expenditures	(4,160)	(5,711)
Purchase of goodwill and other intangible assets	(8,993)	—
Proceeds from sale of assets	236	—
Net cash used in investing activities	$(12,917)	$(5,711)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—Continued For the three months ended March 31, 2015 and 2014 (In thousands) (Unaudited)

	2015	2014
Financing activities:
Changes in cash in escrow and restricted cash	$(9,221)	$14,632
Proceeds from issuance of securitization notes and Funding Facilities	63,206	45,909
Proceeds from issuance of notes payable	—	1,113
Payments on Senior Credit Facility	(18,109)	—
Payments on securitization notes and Funding Facilities	(63,446)	(45,134)
Payments on notes payable	(2,740)	(5,027)
(Payment) adjustment of debt issuance costs	(2,368)	70
Excess tax benefits from stock-based compensation	375	—
Common stock repurchased under the Stock Repurchase Program	(61,141)	—
Proceeds from exercise of stock options	1,816	236
Net cash (used in) provided by financing activities	(91,628)	11,799
Net (decrease) increase in cash and cash equivalents	(58,767)	39,751
Effect of changes in exchange rates on cash and cash equivalents	(626)	80
Cash and cash equivalents, beginning of period	242,486	35,945
Cash and cash equivalents, end of period	$183,093	$75,776

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash interest paid on corporate indebtedness	$6,094	$22,852
Cash interest paid on securitization notes and Funding Facilities	$3,897	$3,411
Cash paid for taxes, net of cash tax refunds	$11	$218

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Insurance premiums financed through issuance of notes payable	$8,492	$6,173
Assets held for sale reclassified to unsold Vacation Interests, net	$13,159	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1	— Background, Business and Basis of Presentation
Business and Background
Diamond Resorts International, Inc. ("DRII") is a holding company, and its principal asset is the direct and indirect ownership of equity interests in its subsidiaries, including Diamond Resorts Corporation ("DRC"), which is the operating subsidiary that has historically conducted the business described below. Except where the context otherwise requires or where otherwise indicated, references in the condensed consolidated financial statements to "the Company" refer to DRII and its subsidiaries, including DRC.
The Company operates in the hospitality and vacation ownership industry, with a worldwide network of 338 vacation destinations located in 34 countries throughout the world, including the continental United States ("U.S."), Hawaii, Canada, Mexico, the Caribbean, Central America, South America, Europe, Asia, Australia, New Zealand and Africa. The Company’s resort network includes 93 resort properties with approximately 11,000 units that are managed by the Company and 241 affiliated resorts and hotels and four cruise itineraries, which the Company does not manage and do not carry the Company's brand, but are a part of the Company's network and, through THE Club and other Club offerings (the "Clubs"), are available for its members to use as vacation destinations.
The Company’s operations consist of two interrelated businesses: (i) hospitality and management services, which includes operations related to the management of the homeowners associations (the "HOAs") for resort properties and seven multi-resort trusts and one single-resort trust (collectively, the "Diamond Collections"), operations of the Clubs, food and beverage venues owned and managed by the Company and the provision of other hospitality and management services and (ii) marketing and sales of Vacation Ownership Interests ("VOIs" or "Vacation Interests") and consumer financing for purchasers of the Company’s VOIs.
Through December 31, 2014, hospitality and management services also included operations of two properties located in St. Maarten for which a wholly-owned subsidiary of the Company functioned as the HOA. Effective January 1, 2015, the Company assigned the rights and related obligations associated with assets it previously owned as the HOA for these properties to newly created HOAs. The Company has no beneficial interest in these HOAs, except through its ownership of VOIs, but continues to serve as the manager of these HOAs pursuant to customary management services agreements.
As a result of these transactions, the operating results and the assets and liabilities of the St. Maarten properties were deconsolidated from the Company's condensed consolidated financial statements effective January 1, 2015 (with the exception of cash and all employee-related liabilities including the post-retirement benefit plan, which are expected to be deconsolidated later during the year ending December 31, 2015) (the "St. Maarten Deconsolidation").
Basis of Presentation
The accompanying condensed consolidated financial statements of Diamond Resorts International, Inc. and its subsidiaries have been prepared in accordance with accounting policies described in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 (the "2014 Form 10-K"). Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal and recurring nature. The accompanying condensed consolidated financial statements should be reviewed in conjunction with the Company's annual consolidated financial statements included in the 2014 Form 10-K. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results for the full year ending December 31, 2015 or any future period.
Certain balances in the Company's condensed consolidated statement of cash flows for the three months ended March 31, 2014 have been revised to adjust for immaterial foreign currency translation adjustments.

Note 2    — Summary of Significant Accounting Policies
 Significant accounting policies are those policies that, in management's view, are most important in the portrayal of the Company's financial condition and results of operations. The methods, estimates and judgments that the Company uses in applying its accounting policies have a significant impact on the results that it reports in the financial statements. Some of these significant accounting policies require the Company to make subjective and complex judgments regarding matters that are inherently uncertain. See "Note 2—Summary of Significant Accounting Policies" to the audited consolidated financial statements included in the 2014 Form 10-K for a discussion of the Company's significant accounting policies that require significant judgment.

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
Vacation Interest sales, net of provision, consists of the following for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Vacation Interest sales	$136,662	$117,330
Provision for uncollectible Vacation Interest sales revenue	(14,096)	(11,433)
Vacation Interest sales, net of provision	$122,566	$105,897

Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which supersedes most of the current revenue recognition requirements. The core principle of this guidance is that an entity is required to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. New disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. Entities must adopt the new guidance using one of two retrospective application methods. Early application is not permitted. This guidance is effective for the Company for its quarter ending March 31, 2017; however, the FASB has recently proposed a one-year deferral of the effective date of this guidance which, if approved, will delay the implementation date for the Company to its interim period ending March 31, 2018. The Company is currently evaluating the standard to determine the impact of its adoption on its financial statements.
In January 2015, the FASB issued ASU No. 2015-01, Income Statement-Extraordinary and Unusual Items ("ASU No. 2015-01"), which eliminates from U.S. GAAP the concept of extraordinary items. Extraordinary items are events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence ASU No. 2015-01 simplifies income statement presentation by altogether removing the concept of extraordinary items from consideration. ASU No. 2015-01 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. The Company will adopt ASU No. 2015-01 as of its quarter ending March 31, 2016. The Company believes that the adoption of this update will not have a material impact on its financial statements.
In February 2015, the FASB issued ASU No. 2015-02, Consolidation (“ASU No. 2015-02”), which is intended to respond to stakeholders’ concerns about the current accounting guidance for certain legal entities. The amendments update the analysis of consolidation for limited partnerships, contractual fee arrangements and investment funds, as well as include additional guidance on the effect of related parties. The amendments in ASU No. 2015-02 are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted,

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

including adoption in an interim period. The amendments in ASU No. 2015-02 may be applied retrospectively or using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. The Company is currently evaluating the standard to determine the impact of its adoption on its financial statements.
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest ("ASU No. 2015-03"), which is intended to simplify the presentation of debt issuance costs. The amendments in ASU No. 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU No. 2015-03. ASU No. 2015-03 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. The Company will adopt ASU No. 2015-03 as of its quarter ending March 31, 2016. The Company believes that the adoption of this update will result in a reclassification between assets and liabilities but will have no other impact on its financial statements.
In April 2015, the FASB issued ASU No. 2015-05, Intangibles - Goodwill and Other - Internal-use Software ("ASU No. 2015-05"), which provides guidance to customers about whether a cloud computing arrangement includes a software license and, if so, how the software license element of the arrangement should be accounted for by the customer. ASU No. 2015-05 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. The Company will adopt ASU No. 2015-05 as of its quarter ending March 31, 2016. The Company believes that the adoption of this update will not have a material impact on its financial statements.

Note 3	— Concentrations of Risk
 Credit Risk—The Company is exposed to on-balance sheet credit risk related to its mortgages and contracts receivable. The Company offers financing to the buyers of VOIs at the Company’s resorts. The Company bears the risk of defaults on promissory notes delivered to it by buyers of VOIs. If a buyer of VOIs defaults, the Company generally attempts to resell such VOIs by exercise of a power of sale. The associated marketing, selling, and administrative costs from the original sale are not recovered and such costs must be incurred again to resell the VOIs. Although in many cases the Company may have recourse against a buyer of VOIs for the unpaid price, certain states have laws that limit the Company’s ability to recover personal judgments against customers who have defaulted on their loans, and the Company has generally not pursued this remedy.
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
 Geographic Concentration—Portions of the Company's consumer loan portfolio are concentrated in certain geographic regions within the U.S. As of March 31, 2015, the Company's loans to California, Arizona and Florida residents constituted 32.5%, 8.5% and 5.6%, respectively, of the consumer loan portfolio. The deterioration of the economic condition and financial well-being of the regions in which the Company has significant loan concentrations, such as California, Arizona or Florida, could adversely affect its consumer loan portfolio, business and results of operations. No other state or foreign country concentration accounted for in excess of 5.0% of the portfolio. The credit risk inherent in such concentrations is dependent upon regional and general economic stability, which affects property values and the financial well-being of the borrowers.
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

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

On March 20, 2015, as required by the Company's $200.0 million conduit facility that was most recently amended and restated on February 5, 2015 (the "Conduit Facility"), the Company entered into an interest rate swap agreement with a notional amount of $56.9 million (the "March 2015 Swap") that is scheduled to mature on March 20, 2025, to manage its exposure to fluctuation in interest rates. The Company pays interest at a fixed rate of 2.46% based on a floating notional amount according to a pre-determined amortization schedule and receives interest based on one-month floating LIBOR. The March 2015 Swap did not qualify for hedge accounting. See "Note 16—Borrowings" for further detail on the Conduit Facility.
As of March 31, 2015, the fair value of the March 2015 Swap was calculated to be $0.3 million based on valuation reports provided by counterparties. This fair value was recorded as a derivative liability with an offsetting charge to interest expense.

Note 4	— Cash in Escrow and Restricted Cash
The nature of selected balances included in cash in escrow and restricted cash includes:
Collected on behalf of HOAs and others—restricted cash collected on behalf of the HOAs and others and are considered pass-through balances and have no impact on the operations of the Company.
Securitization and Funding Facilities collection and reserve cash—prefunding and reserve cash held for the benefit of secured note holders and cash collections on certain mortgages receivable that secure collateralized notes. The Conduit Facility and the $80.0 million loan sale facility with Quorum Federal Credit Union (the "Quorum Facility") are collectively referred to as the "Funding Facilities." See "Note 16—Borrowings" for further detail on the Conduit Facility and "Note 16—Borrowings" to the audited consolidated financial statements included in the 2014 Form 10-K for further detail on the Quorum Facility.
Cash in escrow and restricted cash as of the dates presented below consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Collected on behalf of HOAs and others	$32,990	$17,862
Securitization and Funding Facilities collection and reserve cash	31,178	39,784
Rental trust	15,289	12,556
Escrow	9,711	9,830
Bonds and deposits	881	882
Total cash in escrow and restricted cash	$90,049	$80,914
As of December 31, 2014, Securitization and Funding Facilities collection and reserve cash included $4.4 million related to the future funding of contracts receivables associated with the $260.0 million securitization transaction completed on November 20, 2014 (the "DROT 2014-1 Notes") that was released to the Company's unrestricted cash account in January 2015. Securitization and Funding Facilities collection and reserve cash as of March 31, 2015 did not include such amount. See "Note 16—Borrowings" below and "Note 16—Borrowings" to the audited consolidated financial statements included in the 2014 Form 10-K for further detail on the DROT 2014-1 Notes.

Note 5 — Mortgages and Contracts Receivable and Allowance for Loan and Contract Losses
The Company provides financing to purchasers of VOIs at its North American and St. Maarten sales centers that is collateralized by their VOIs. Eligibility for this financing is determined based on the customers’ FICO credit scores. As of March 31, 2015, the mortgages and contracts receivable bore interest at fixed rates between 6.0% and 18.0%. The terms of the mortgages and contracts receivable range from two years to 15 years and may be prepaid at any time without penalty. The weighted average interest rate of outstanding mortgages and contracts receivable was 14.7% and 14.8% as of March 31, 2015 and December 31, 2014, respectively.
The Company charges off mortgages and contracts receivable upon the earliest of (i) the completion of cancellation or foreclosure proceedings or (ii) the customer's account becoming over 180 days delinquent. Once a delinquent customer has made six timely payments and brought the account current following the event leading to the charge-off, the charge-off is reversed. A default in a customer's initial payment (after unsuccessful collection efforts) results in a rescission of the sale. All collection and foreclosure costs related to delinquent loans are expensed as incurred. Mortgages and contracts receivable between 90 and 180 days past due as of March 31, 2015 and December 31, 2014 were 2.3% and 2.0%, respectively, of gross mortgages and contracts receivable.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

Mortgages and contracts receivable originated by the Company are recorded net of deferred loan and contract origination costs, and the related allowance for loan and contract losses. Loan and contract origination costs incurred in connection with providing financing for VOIs are capitalized and amortized over the estimated life of the mortgages or contracts receivable, based on historical prepayments, as a decrease to interest revenue using the effective interest method. Amortization of deferred loan and contract origination costs charged to interest revenue was $3.0 million and $2.1 million for the three months ended March 31, 2015 and 2014, respectively.
The Company recorded a $0.6 million premium on July 24, 2013 on the mortgage pool purchased in the Company's acquisition of all of the equity interests of Island One, Inc. and Crescent One, LLC, whereby the Company acquired management contracts, unsold VOIs, a portfolio of consumer loans and other assets owned by the sellers (the "Island One Acquisition"). The net unamortized premium was $0.3 million as of March 31, 2015 and December 31, 2014. During the three months ended March 31, 2014, amortization of $0.1 million was recorded as a decrease to interest revenue. No amortization was recorded as a decrease to interest revenue during the three months ended March 31, 2015.
Mortgages and contracts receivable, net, as of the dates presented below consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Mortgages and contracts receivable, originated	$587,134	$567,564
Mortgages and contracts receivable, purchased	37,667	41,059
Mortgages and contracts receivable, contributed	108	154
Mortgages and contracts receivable, gross	624,909	608,777
Allowance for loan and contract losses	(135,701)	(130,639)
Deferred profit on Vacation Interest transactions	(1,264)	(1,625)
Deferred loan and contract origination costs, net of accumulated amortization	12,343	12,253
Inventory value of defaulted mortgages that were previously contributed or acquired	8,417	9,587
Premium on mortgages and contracts receivable, net of accumulated amortization	297	309
Mortgages and contracts receivable, net	$509,001	$498,662
As of March 31, 2015 and December 31, 2014, $556.5 million and $552.4 million, respectively, of the gross amount of mortgages and contracts receivable were collateralized against the Company’s various borrowings included in "Securitization notes and Funding Facilities" in the accompanying condensed consolidated balance sheets. See "Note 16—Borrowings" below and "Note 16—Borrowings" to the audited consolidated financial statements included in the 2014 Form 10-K for further detail on these borrowings.
Deferred profit on Vacation Interest transactions represents revenues less related direct costs (sales commissions, sales incentives, cost of sales and allowance for loan losses) related to sales that do not qualify for revenue recognition under the provisions of Accounting Standards Codification (“ASC”) 978, “Real Estate-Time-Sharing Activities” ("ASC 978"). See "Note 2—Summary of Significant Accounting Policies" to the audited consolidated financial statements included in the 2014 Form 10-K for a description of revenue recognition criteria.
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
Activity in the allowance for loan and contract losses associated with mortgages and contracts receivable as of the dates presented below consisted of the following (in thousands):

	Three Months Ended March 31,
	2015	2014
Balance, beginning of period	$130,639	$105,590
Provision for uncollectible Vacation Interest sales revenue (a)	13,962	11,172
Mortgages and contracts receivable charged off	(9,369)	(8,850)
Recoveries	478	848
Effect of translation rate	(9)	2
Balance, end of period	$135,701	$108,762

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

_____________
(a) The provision for uncollectible Vacation Interest sales revenue in the table above shows activity in the allowance for loan and contract losses associated with mortgages and contracts receivable and is exclusive of ASC 978 adjustments related to deferred revenue. The ASC 978 adjustments increased the provision for uncollectible Vacation Interest sales revenue by $0.1 million and $0.3 million for the three months ended March 31, 2015 and March 31, 2014, respectively.
A summary of the credit quality and aging as of the dates presented below is as follows (in thousands):

As of March 31, 2015
FICO Scores	Current	31-60	61-90	91-120	121-150	151-180	Total
>799	$57,546	$567	$325	$146	$142	$259	$58,985
700-799	312,366	4,764	3,988	2,169	1,478	1,086	325,851
600-699	179,674	7,324	4,221	2,534	2,434	1,855	198,042
<600	19,569	1,652	757	520	594	477	23,569
No FICO Scores	15,692	1,409	455	322	294	290	18,462
	$584,847	$15,716	$9,746	$5,691	$4,942	$3,967	$624,909

As of December 31, 2014
FICO Scores	Current	31-60	61-90	91-120	121-150	151-180	Total
>799	$56,005	$487	$215	$190	$143	$155	$57,195
700-799	305,636	4,276	1,338	1,396	1,335	1,050	315,031
600-699	178,550	6,313	2,687	2,034	1,891	1,674	193,149
<600	19,992	1,833	895	545	406	450	24,121
No FICO Scores	17,262	817	449	361	230	162	19,281
	$577,445	$13,726	$5,584	$4,526	$4,005	$3,491	$608,777

The Company captures FICO credit scores when each loan is underwritten. The "No FICO Scores" category in the table above is primarily comprised of customers who live outside of the U.S. and borrowers added in connection with the Island One Acquisition.

Note 6	— Transactions with Related Parties
Due from Related Parties, Net, and Due to Related Parties, Net
Amounts due from related parties, net, and due to related parties, net, consist primarily of transactions with HOAs or Diamond Collections for which the Company acts as the management company. Due from related parties, net, transactions include (i) management fees for the Company’s role as the management company; (ii) certain expenses reimbursed by HOAs and Diamond Collections and (iii) the recovery of a portion of the Company’s Vacation Interest carrying costs, management and member services, consolidated resort operations, loan portfolio and general and administrative expenses that are incurred on behalf of the HOAs and the Diamond Collections according to a pre-determined schedule approved by the board of directors at each HOA and Diamond Collection. Due to related parties, net, transactions include (i) the amounts due to HOAs under inventory recovery agreements that the Company enters into regularly with certain HOAs and similar agreements with the Diamond Collections, pursuant to which the Company recaptures VOIs, either in the form of vacation points or vacation intervals, and brings them into the Company’s inventory for sale to customers; (ii) the maintenance fee and assessment fee liability owed to HOAs or Diamond Collections for VOIs owned by the Company (this liability is recorded on January 1 of each year for the entire amount of annual maintenance and assessment fees, and is relieved throughout the year by payments remitted to the HOAs and the Diamond Collections; these maintenance and assessment fees are also recorded as prepaid expenses and other assets in the accompanying condensed consolidated balance sheets and amortized ratably over the year); (iii) cleaning fees owed to the HOAs for room stays paid by the Company’s customers or by a Club on behalf of a member

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

where the frequency of the cleans exceed those covered by the respective maintenance fees and (iv) miscellaneous transactions with other non-HOA related parties.
Amounts due from related parties and due to related parties, some of which are due on demand, carry no interest. Due to the fact that the right of offset exists between the Company and the HOAs and the Diamond Collections, the Company evaluates amounts due to and from each HOA and Diamond Collection at each reporting period to reduce the receivables and the payables on each party's books of record. Any remaining balances are then reclassified as either a net due to or a net due from related parties for each HOA and Diamond Collection in accordance with the requirements of ASC 210, "Balance Sheet— Offsetting."
Due from related parties, net as of the dates presented below consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Amounts due from HOAs	$30,845	$29,924
Amounts due from Diamond Collections	30,467	21,283
Amounts due from other	356	444
Total due from related parties, net	$61,668	$51,651

Due to related parties, net as of the dates presented below consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Amounts due to HOAs	$50,694	$14,788
Amounts due to Diamond Collections	57,100	19,944
Amounts due to other	28	36
Total due to related parties, net	$107,822	$34,768
Amounts due from HOAs increased by $5.8 million from December 31, 2014 to March 31, 2015 due to the St. Maarten Deconsolidation. See "Note 1—Background, Business and Basis of Presentation" for further detail on this transaction.

Hospitality Management and Consulting Service, LLC ("HM&C") Management Services Agreement (the "HM&C Agreement")
HM&C was beneficially owned and controlled by Stephen J. Cloobeck, the Company's Chairman of the Board, and David F. Palmer, the Company's President and Chief Executive Officer, until the consummation of the HM&C Acquisition (as defined and discussed below), effective as of January 1, 2015. See "—Master Agreement and HM&C Acquisition" below. Pursuant to the HM&C Agreement, HM&C has provided two categories of management services to the Company: (i) executive and strategic oversight of the services that the Company provides to HOAs and the Diamond Collections through the Company’s hospitality and management services operations, for the benefit of the Company, the HOAs and the Diamond Collections; and (ii) executive, corporate and strategic oversight of the Company’s operations and certain other administrative services. HM&C provides the Company with the services of four of the Company's executive officers and other employees, each of whom devotes his or her full business time and attention to the Company, and prior to 2015 also provided the Company with the services of Mr. Cloobeck. Prior to the HM&C Acquisition, pursuant to the HM&C Agreement, HM&C was entitled to receive (a) a lump sum annual management fee for providing HOA management services; (b) a lump sum annual management fee for providing corporate management services; (c) a lump sum annual incentive payment based on performance metrics determined by the Compensation Committee of the Company's board of directors, subject to certain minimum amounts set forth in the HM&C Agreement; and (d) reimbursement of HM&C's expenses incurred in connection with its activities under the HM&C Agreement.
HM&C Acquisition
On January 6, 2015, the Company entered into a Membership Interest Purchase Agreement (the "Purchase Agreement"), whereby it acquired from an entity controlled by Mr. Cloobeck and an entity controlled by Mr. Palmer (which entities owned 95% and 5% of the outstanding membership interests of HM&C, respectively) all of the outstanding membership interests in HM&C in exchange for an aggregate purchase price of $10,000 (the "HM&C Acquisition"). As a result of the HM&C Acquisition, effective January 1, 2015, transactions between the Company and HM&C were fully eliminated from the Company's consolidated balance sheet, as HM&C is now a wholly-owned subsidiary of the Company.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

Master Agreement
Concurrent with the Company's entry into the Purchase Agreement, on January 6, 2015, the Company entered into a Master Agreement (the "Master Agreement") with Mr. Cloobeck, HM&C, JHJM Nevada I, LLC ("JHJM") and other entities controlled by Mr. Cloobeck or his immediate family members. Pursuant to the Master Agreement, the parties made certain covenants to and agreements with the other parties, including: (i) the termination, effective as of January 1, 2015, of the services agreement between JHJM and HM&C (the "JHJM Agreement"); (ii) the conveyance to the Company of exclusive rights to market timeshare and vacation ownership properties from a prime location adjacent to Polo Towers on the “Las Vegas Strip,” pursuant to the terms of an Assignment and Assumption Agreement; (iii) Mr. Cloobeck’s agreement to various restrictive covenants, including non-competition, non-solicitation and non-interference covenants and (iv) Mr. Cloobeck’s grant to the Company of a license to use Mr. Cloobeck’s persona, including his name, likeness and voice. In connection with the transactions contemplated by the Master Agreement, the Company paid Mr. Cloobeck or his designees $16.5 million and incurred $0.3 million in expenses related to this transaction. Of these amounts, $7.8 million was recorded as general and administrative expense in connection with the JHJM Agreement and $9.0 million was capitalized as marketing easement rights and other intangible assets. See "Note 12—Other Intangible Assets, Net" for further detail on the intangible assets acquired.
In addition, in light of the termination of the services agreement between JHJM and HM&C and the existence of a director designation agreement dated July 17, 2013, the Company agreed in the Master Agreement that, at least through December 31, 2017, so long as Mr. Cloobeck is serving as a member of the board of directors of the Company, he will continue to be the Chairman of the Board, and in such capacity will receive annual compensation equal to two times the compensation paid generally to other non-employee directors, and he and his spouse and children will receive medical insurance coverage.
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
Affiliates of Guggenheim are currently lenders under the Conduit Facility, the $470.0 million senior secured credit facility entered into on May 9, 2014 (the "Senior Credit Facility") and the $64.5 million securitization transaction completed on April 27, 2011 (the "DROT 2011 Notes"). In addition, an affiliate of Guggenheim was an investor in the Company's Senior Secured Notes that were redeemed on June 9, 2014. See "Note 16—Borrowings" elsewhere in this quarterly report and "Note 16—Borrowings" to the audited consolidated financial statements included in the 2014 Form 10-K for further detail on these borrowings.
The March 2015 Secondary Offering
On March 10, 2015, Cloobeck Diamond Parent, LLC, the Guggenheim Investor and Best Amigos Partners, LLC (collectively, the "Selling Stockholders") consummated the sale of an aggregate of 6,700,000 shares of common stock of the Company in an underwritten public offering. On March 20, 2015, the Selling Stockholders sold an additional aggregate of 802,316 shares of the Company's common stock to the underwriter pursuant to the underwriting agreement in connection with the underwriter's exercise of the over-allotment option. These transactions are collectively referred to as the March 2015 Secondary Offering. The Company did not sell any stock in the March 2015 Secondary Offering and did not receive any proceeds from the offering. The Company purchased from the underwriter 1,515,582 shares sold by the Selling Stockholders in the March 2015 Secondary Offering at $32.99 per share (the same price per share at which the underwriter purchased shares from the Selling Stockholders) for a total purchase price of $50.0 million. The Company incurred approximately $1.0 million in expenses related to the March 2015 Secondary Offering, including registration, filing and listing fees, printing fees and legal and accounting expenses, which are included in general and administrative expense in the condensed consolidated statement of operations.
Aircraft Lease
In January 2012, the Company entered into an Aircraft Lease Agreement with N702DR, LLC, a limited liability company of which Mr. Cloobeck is a beneficial owner and a controlling party. Pursuant to this lease agreement, the Company leases an aircraft from N702DR, LLC and paid N702DR, LLC $0.6 million for each of the three months ended March 31, 2015 and 2014. In addition, pursuant to the Master Agreement described above, the Company agreed not to terminate this aircraft lease agreement until at least December 31, 2017, subject to certain termination provisions in the aircraft lease agreement.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

Praesumo Agreement
In June 2009, the Company entered into an Engagement Agreement for Individual Independent Contractor with Praesumo Partners, LLC, a limited liability company of which Mr. Lowell D. Kraff, the Vice Chairman of the Board of Directors of the Company, is a beneficial owner and a controlling party. Pursuant to this engagement agreement, Praesumo provides Mr. Kraff as an independent contractor to the Company to provide, among other things, acquisition, development and finance consulting services. In August 2014, the Company entered into a third extension agreement that extends the agreement through August 31, 2015. In consideration of these services provided pursuant to this agreement, the Company paid to Praesumo Partners, LLC, in the aggregate, $0.5 million and $0.4 million in fees and expense reimbursements for the three months ended March 31, 2015 and 2014, respectively. These amounts do not include certain travel-related costs paid directly by the Company.
Mackinac Partners
Mr. C. Alan Bentley, the Executive Vice President and Chief Financial Officer of the Company, was a partner of Mackinac Partners, LLC, a financial advisory firm that provides consulting services to the Company. Effective December 31, 2014, Mr. Bentley withdrew as a partner of Mackinac Partners, LLC, and no longer has any beneficial ownership of, or economic interest in, Mackinac Partners, LLC. The services provided by Mackinac Partners, LLC to the Company includes advisory services relating to mergers and acquisitions, capital formation and corporate finance. In addition to these services, which Mackinac Partners, LLC provided at hourly rates, Mackinac Partners, LLC also provides to the Company strategic advisory services of one of its managing partners at a rate of $0.2 million for each three-month period during the term. For the three months ended March 31, 2014, the Company paid $0.8 million in fees and expense reimbursements to Mackinac Partners, LLC.
Katten Muchin Rosenman LLP
Each of Messrs. Howard S. Lanznar, the Executive Vice President and Chief Administrative Officer of the Company, and Richard M. Daley, a member of the Board of Directors of the Company and the Compensation Committee, is Of Counsel at Katten Muchin Rosenman LLP ("Katten"). Mr. Lanznar was a partner of that law firm until August 31, 2014. Katten rendered legal services to the Company during 2014 and continues to serve as the Company's counsel. During the three months ended March 31, 2014, the Company paid to Katten fees of $0.8 million.

Note 7	— Other Receivables, Net
Other receivables, net, as of the dates presented below consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Receivables related to sampler programs	$17,445	$17,516
Mortgage and contracts interest receivable	6,848	6,382
Club dues receivable, net	5,486	27,160
Rental receivables and other resort management-related receivables, net	2,577	3,972
Tax refund receivable	1,998	2,070
Other receivables	2,157	2,721
Total other receivables, net of allowances of $23,830 and $24,064, respectively	$36,511	$59,821

Note 8	— Prepaid Expenses and Other Assets, Net
The nature of selected balances included in prepaid expenses and other assets, net, includes:
Unamortized maintenance fees—prepaid annual maintenance fees on unsold Vacation Interests owned by the Company billed by the HOAs and the Diamond Collections for resorts included in the Company's resort network that are managed by the Company, which are charged to expense ratably over the year.
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
Prepaid expenses and other assets, net, as of the dates presented below consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Unamortized maintenance fees	$71,482	$—
Debt issuance costs, net	21,886	20,826
Vacation Interest purchases in transit	18,614	20,058
Deferred commissions	17,784	18,492
Prepaid member benefits and affinity programs	6,065	4,362
Other inventory or consumables	3,905	4,067
Deposits and advances	3,295	3,186
Prepaid insurance	3,100	2,764
Prepaid sales and marketing costs	2,787	2,393
Prepaid maintenance fees	2,460	3,317
Prepaid postage	1,151	168
Prepaid rent	1,055	995
Prepaid professional fees	737	1,048
Unamortized exchange fees	614	71
Assets to be disposed (not actively marketed)	241	253
Other	5,935	4,439
Total prepaid expenses and other assets, net	$161,111	$86,439
With the exception of Vacation Interest purchases in transit and assets to be disposed (not actively marketed), prepaid expenses are expensed as the underlying assets are utilized or amortized. Debt issuance costs incurred in connection with obtaining funding for the Company have been capitalized and are being amortized over the lives of the related funding agreements as a component of interest expense using a method which approximates the effective interest method. Amortization of capitalized debt issuance costs included in interest expense was $1.3 million and $1.2 million for the three months ended March 31, 2015 and 2014, respectively.
Debt issuance costs, net of amortization, as of March 31, 2015 were comprised of $10.2 million related to the Senior Credit Facility, $4.1 million related to the DROT 2014-1 Notes, $2.6 million related to the $225.0 million securitization transaction completed on November 20, 2013 (the "DROT 2013-2 Notes"), $2.3 million related to the Conduit Facility, $1.2 million related to the $93.6 million securitization transaction completed on January 23, 2013 (the "DROT 2013-1 Notes"), $0.8 million related to the $31.0 million Diamond Resorts Tempus Owner Trust 2013 Notes issued on September 20, 2013 (the "Tempus 2013 Notes") and $0.7 million related to the DROT 2011-1 Notes.
Debt issuance costs, net of amortization, as of December 31, 2014 were comprised of $10.6 million related to the Senior Credit Facility, $4.3 million related to the DROT 2014-1 Notes, $2.8 million related to the DROT 2013-2 Notes, $1.3 million related to the DROT 2013-1 Notes, $0.8 million related to the Tempus 2013 Notes, $0.7 million related to the DROT 2011 Notes and $0.3 million related to the Conduit Facility. See "Note 16—Borrowings" elsewhere in this quarterly report and "Note 16—Borrowings" to the audited consolidated financial statements included in the 2014 Form 10-K for further detail on these borrowings.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

Note 9	— Unsold Vacation Interests, Net
Unsold Vacation Interests, net as of the dates presented below consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Completed unsold Vacation Interests, net	$242,540	$230,137
Undeveloped land	31,773	24,326
Vacation Interest construction in progress	9,613	7,709
Unsold Vacation Interests, net	$283,926	$262,172
Activity related to unsold Vacation Interests, net, for the periods presented below consisted of the following (in thousands):

	Three Months Ended March 31,
	2015	2014
Balance, beginning of period	$262,172	$298,110
Transfers from assets held for sale	13,159	—
Vacation Interest cost of sales	(1,138)	(12,902)
(Reinstatement) recovery of inventory — North America	(757)	4,338
Inventory recovery activity — Europe	621	272
Open market and bulk purchases	4,296	623
Accrued bulk purchases	1,466	1,810
Capitalized legal, title and trust fees	3,258	586
Construction in progress	1,908	382
Loan default recoveries, net	1,613	435
Effect of foreign currency translation	(2,936)	293
Other	264	(294)
Balance, end of period	$283,926	$293,653
In September 2014, Hurricane Odile, a Category 4 hurricane, inflicted widespread damage on the Baja California peninsula, particularly in the state of Baja California Sur, in which the Cabo Azul Resort, one of the Company's managed resorts, is located. The hurricane caused significant damage to the unsold Vacation Interests, net owned by the Company; however, management believes the Company has sufficient property insurance coverage so that damage caused by Hurricane Odile will not have a material impact on the Company's unsold Vacation Interests, net.
See "Note 2—Summary of Significant Accounting Policies" to the audited consolidated financial statements included in the 2014 Form 10-K for discussion on unsold Vacation Interests, net.

Note 10	— Property and Equipment, Net
Property and equipment, net as of the dates presented below consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Land and improvements	$19,261	$19,335
Buildings and leasehold improvements	44,225	44,320
Furniture and office equipment	19,659	19,248
Computer software	35,729	33,465
Computer equipment	16,239	15,641
Construction in progress	304	271
Property and equipment, gross	135,417	132,280
Less accumulated depreciation	(64,800)	(61,409)
Property and equipment, net	$70,617	$70,871

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

Depreciation expense related to property and equipment was $3.9 million and $3.1 million for the three months ended March 31, 2015 and 2014, respectively.
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

Note 11 — Goodwill
Goodwill represents the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. As defined in ASC 350-20, "Intangibles—Goodwill, the Company does not amortize goodwill, but rather evaluates goodwill by reporting unit for potential impairment on an annual basis or at other times during the year if events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is below the carrying amount. The Company performed its annual evaluation of potential impairment of goodwill as required in the ordinary course of business during the fourth quarter of 2014. The Company assessed various qualitative factors and determined that the fair values of its reporting units were not below their respective carrying values. As such, the Company concluded that the first and second steps of the goodwill impairment tests were unnecessary.
Effectively January 1, 2015, the Company completed the HM&C Acquisition and recorded $10,000 of goodwill. See "Note 6—Transactions with Related Parties" for the definition of and further detail on the HM&C Acquisition.
The balances at March 31, 2015 and December 31, 2014 represent the goodwill recorded in connection with the Island One Acquisition completed on July 24, 2013 and were allocated to the reporting units of the Hospitality and Management Services and Vacation Interest Sales and Financing in the amounts of $30.2 million and $0.4 million, respectively.
See "Note 2—Summary of Significant Accounting Policies" to the audited consolidated financial statements included in the 2014 Form 10-K for further detail on the Company's policy related to goodwill impairment testing.

Note 12 — Other Intangible Assets, Net
Other intangible assets, net consisted of the following as of as of March 31, 2015 (in thousands):

	Gross Carrying Cost	Accumulated Amortization	Net Book Value
Management contracts	$201,213	$(48,259)	$152,954
Member relationships and the Clubs	55,500	(37,576)	17,924
Marketing easement rights	8,717	(109)	8,608
Distributor relationships and other	5,098	(1,978)	3,120
Total other intangible assets	$270,528	$(87,922)	$182,606

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

Other intangible assets, net consisted of the following as of December 31, 2014 (in thousands):

	Gross Carrying Cost	Accumulated Amortization	Net Book Value
Management contracts	$201,997	$(45,218)	$156,779
Member relationships and the Clubs	55,784	(36,789)	18,995
Distributor relationships and other	4,851	(1,839)	3,012
Total other intangible assets	$262,632	$(83,846)	$178,786
Under the terms of the Master Agreement entered into by the Company on January 6, 2015, the Company acquired certain rights and assets from Mr. Cloobeck and entities controlled by Mr. Cloobeck, which were recorded as intangible assets by the Company. These rights and assets included (i) the exclusive rights to market timeshare and vacation ownership properties from a prime location adjacent to Polo Towers on the “Las Vegas Strip”; (ii) Mr. Cloobeck's agreement to various non-competition, non-solicitation and non-interference covenants; and (iii) a license to use Mr. Cloobeck’s persona, including his name, likeness and voice. The intangible assets acquired were recorded at $9.0 million based on an appraisal and are being amortized over three to 20 years. See "Note 6—Transactions with Related Parties" for more detail on the Master Agreement.
Intangible assets purchased under the Master Agreement consist of the following (dollars in thousands):

	Weighted Average Useful Life in Years	Based on Appraisal
Marketing easement rights	20	$8,717
Other intangibles	3	266
		$8,983
Amortization expense for management contracts is recognized on a straight-line basis over the estimated useful lives of the management contracts, ranging from five to 25 years. Amortization expense for management contracts was $3.4 million and $3.5 million for the three months ended March 31, 2015 and 2014, respectively. Amortization expense for member relationships, the Clubs, distributor relationships, marketing easement rights and other is recorded over the period of time that the relationships are expected to produce cash flows. Amortization expense for member relationships, the Clubs, distributor relationships, marketing easement rights and other intangibles was $1.3 million and $1.5 million for the three months ended March 31, 2015 and 2014, respectively. The Clubs and marketing easement rights have estimated useful lives of 20 years. Membership relationships and distributor relationships have estimated useful lives ranging from three to 30 years. However, the Company expects to generate significantly more cash flows during the earlier years of the relationships than the later years. Consequently, amortization expenses on these relationships decrease significantly over the lives of the relationships. See "Note 2—Summary of Significant Accounting Policies" to the audited consolidated financial statements included in the 2014 Form 10-K for further detail on the Company's policy related to impairment testing of the Company's intangible assets.
The estimated aggregate amortization expense for intangible assets as of March 31, 2015 is expected to be $16.0 million, $14.4 million, $13.4 million, $13.3 million and $13.3 million for the successive 12 month periods ending March 31, 2016 through 2020, respectively, and $112.2 million for the remaining lives of these intangible assets.

Note 13 — Assets Held for Sale
Assets held for sale are recorded at the lower of cost or their estimated fair value less cost to sell and are not subject to depreciation. Sale of the assets classified as such is probable, and transfer of the assets is expected to qualify for recognition as a completed sale, generally within one year of the balance sheet date.
Assets held for sale as of the dates presented below consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Certain units in Cabo, Mexico	$154	$5,855
Vacant land in Orlando, Florida	—	4,000
Vacant land in Kona, Hawaii	—	3,600
Points equivalent of unsold units and resorts in Europe	1,023	997
Total assets held for sale	$1,177	$14,452

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

The points equivalent of unsold units and resorts in the Company's European operations as of March 31, 2015 and December 31, 2014 were either held for sale or pending the consummation of sale. The proceeds related to assets pending the consummation of sale will be paid over several years and the Company will retain title to the properties until the full amounts due under the sales contracts are received. According to guidance included in ASC 360, "Property, Plant and Equipment" ("ASC 360"), the sales will not be considered consummated until all consideration has been exchanged. Consequently, the assets pending consummation of sale will continue to be included in assets held for sale until all proceeds are received.
As of March 31, 2015, a vast majority of the completed units in Cabo, Mexico and vacant land in Orlando, Florida and Kona, Hawaii no longer qualified for assets held for sale and were reclassified to unsold Vacation Interests, net at the same values.

Note 14 — Accrued Liabilities
The Company records estimated amounts for certain accrued liabilities at each period end. Accrued liabilities are obligations to transfer assets or provide services to other entities in the future as a result of past transactions or events. The nature of selected balances included in accrued liabilities of the Company includes:
Liability for unrecognized tax benefit—Represents amounts recorded related to uncertainty in income taxes, including potential interest charges, recognized in the Company's financial statements in accordance with ASC 740, “Income Taxes” ("ASC 740"). See "Note 17—Income Taxes" to the audited consolidated financial statements included in the 2014 Form 10-K for further detail.
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
Accrued reconstruction costs for Hurricane Odile—unspent portion of a $5.0 million advance the Company received in January 2015 from its insurance carrier for losses resulting from Hurricane Odile. See "Note 18—Commitments and Contingencies" for further detail on Hurricane Odile.
Accrued liability related to business combinations—contingent liability associated with an earn-out clause in connection with a business combination completed in 2012.
Accrued exchange company fees—estimated liability owed to Interval International for dues related to exchange services provided to the Company.
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

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

Accrued liabilities as of the dates presented below consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Liability for unrecognized tax benefit	$32,523	$23,857
Accrued payroll and related	30,167	32,925
Accrued commissions	15,220	17,496
Accrued other taxes	14,777	15,526
Accrued marketing expenses	13,450	14,953
Accrued insurance	6,076	5,703
Accrued professional fees	3,849	2,300
Accrued escrow liability	3,448	3,005
Accrued operating lease liabilities	3,327	3,503
Accrued reconstruction costs due to Hurricane Odile	2,834	—
Accrued liability related to business combinations	2,154	2,428
Accrued exchange company fees	2,109	2,169
Accrued call center costs	1,505	913
Deposits on pending sale of assets	791	1,794
Accrued interest	405	452
Accrued contingent litigation liabilities	523	70
Other	7,758	7,586
Total accrued liabilities	$140,916	$134,680

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
Deferred maintenance and reserve fee revenue—maintenance fees billed prior to and due January first of each year and earned ratably over the year for the two resorts in St. Maarten where the Company functioned as the HOA through December 31, 2014. In addition, the owners were billed for capital project assessments to repair and replace the amenities or to reserve the potential out-of-pocket deductibles for hurricanes and other natural disasters. These assessments were deferred until the refurbishment activity occurred, at which time the amounts collected were recognized as consolidated resort operations revenue, with an equal amount recognized as consolidated resort operations expense. Deferred revenue for maintenance and reserve fees decreased by $7.6 million from December 31, 2014 to March 31, 2015 due to the St. Maarten Deconsolidation. See "Note 1—Background, Business and Basis of Presentation" for further detail on this transaction.
Accrued guest deposits—amounts received from guests for future rentals. These advance payments are recorded as deferred revenue when they are received and recognized as revenue during the period that they are earned.
Deferred amenity fee revenue—amounts received from guests for use of various amenities at the Company's resorts. These advance payments are recorded as deferred revenue when they are received and recognized as revenue when earned.
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
Deferred revenues as of the dates presented below consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Deferred Sampler Packages revenue	$64,545	$64,403
Club deferred revenue	29,432	40,044
Deferred maintenance and reserve fee revenue	—	7,552
Accrued guest deposits	7,576	6,482
Deferred amenity fee revenue	1,864	63
Deferred management fee and expense recovery revenue	140	170
Other	6,218	6,283
Total deferred revenues	$109,775	$124,997

Note 16 — Borrowings
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
In March 2015, the Company issued two unsecured notes to finance premiums on certain insurance policies. Both unsecured notes are scheduled to mature in January 2016 and carry an interest rate of 2.7% per annum.
See "Note 16—Borrowings" to the audited consolidated financial statements included in the 2014 Form 10-K for further detail on the Company's borrowings.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

The following table presents selected information on the Company’s borrowings as of the dates presented below (dollars in thousands):

	March 31, 2015						December 31, 2014
	Principal Balance	Weighted Average Interest Rate	Maturity	Gross Amount of Mortgages and Contracts as Collateral	Borrowing / Funding Availability		Principal Balance
Senior Credit Facility	$424,666	5.5%	5/9/2021	$—	$25,000		$442,775
Original issue discount related to Senior Credit Facility	(1,976)	—%		—	—		(2,055)
Notes payable-insurance policies (1)	10,038	2.8%	Various	—	—		4,286
Notes payable-other (1)	323	5.0%	Various	—	—		321
Total Corporate Indebtedness	433,051			—	25,000		445,327

Notes payable-other (1)(2)	3	—%	11/18/2015	—	—		5
Total Non-Recourse Indebtedness other than Securitization Notes and Funding Facilities	3			—	—		5

Diamond Resorts Owners Trust Series 2014-1(2)	212,918	2.6%	5/20/2027	223,757	$—		247,992
Diamond Resorts Owner Trust Series 2013-2 (2)	117,572	2.3%	5/20/2026	129,415	—		131,952
Conduit Facility (2)	63,206	3.3%	4/10/2017	68,997	136,794	(3)	—
DRI Quorum Facility and Island One Quorum Funding Facility(2)	45,585	5.5%	Various	53,835	34,415	(3)	52,315
Diamond Resorts Owner Trust Series 2013-1 (2)	39,653	2.0%	1/20/2025	44,059	—		42,838
Diamond Resorts Tempus Owner Trust 2013 (2)	14,579	6.0%	12/20/2023	20,048	—		17,143
Diamond Resorts Owner Trust Series 2011-1 (2)	15,611	4.0%	3/20/2023	16,432	—		17,124
Original issue discount related to Diamond Resorts Owner Trust Series 2011-1	(141)			—	—		(156)
Total Securitization Notes and Funding Facilities	508,983			556,543	171,209		509,208
Total	$942,037			$556,543	$196,209		$954,540
(1) Other notes payable
(2) Non-recourse indebtedness
(3) Borrowing / funding availability is calculated as the difference between the maximum commitment amount and the outstanding principal balance; however, the actual availability is dependent on the amount of eligible loans that serve as the collateral for such borrowings.

Borrowing Restrictions and Limitations
All of the Company’s borrowing under the Senior Credit Facility, securitization notes and the Conduit Facility contain various restrictions and limitations that may affect the Company's business and affairs. These include, but are not limited to, restrictions and limitations relating to its ability to incur indebtedness and other obligations, to make investments and acquisitions and to pay dividends. The Company is also required to maintain certain financial ratios and comply with other financial and performance covenants. The failure of the Company to comply with any of these provisions, or to pay its obligations, could result in foreclosure by the lenders of their security interests in the Company’s assets, and could otherwise have a material adverse effect on the Company. The Company was in compliance with all of the financial covenants as of March 31, 2015.
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

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

Note 17 — Income Taxes
In accordance with ASC 740-270, Accounting for Income Taxes in Interim Periods, the income tax provisions for the three months ended March 31, 2015 and March 31, 2014 were determined primarily using estimated annual effective tax rates based on estimated income before provision for income taxes for the full years ending December 31, 2015 and December 31, 2014, respectively. For certain foreign jurisdictions, the tax provision for the three months ended March 31, 2015 was determined using year-to-date income before provision for income taxes.

Note 18 — Commitments and Contingencies
Lease Agreements
The Company conducts a significant portion of its operations from leased facilities, which include regional and global administrative facilities as well as off-premise booths and tour centers near active sales centers. The longest of these obligations extends into 2019. Many of these agreements have renewal options at rates that are subject to adjustment for inflation. In most cases, the Company expects that in the normal course of business, such leases will be renewed or replaced by other leases. Typically, these leases call for a minimum lease payment that increases over the life of the agreement by a fixed percentage or an amount based upon the change in a designated index. All of the facilities lease agreements are classified as operating leases.
In connection with the Company's lease of an aircraft from Banc of America Leasing & Capital, LLC, Mr. Cloobeck entered into a guaranty in favor of Banc of America Leasing & Capital, LLC. Pursuant to this guaranty, Mr. Cloobeck guarantees the Company's lease payments and any related indebtedness to Banc of America Leasing & Capital, LLC. In connection with this aircraft lease, and pursuant to this lease agreement, the Company paid Banc of America Leasing & Capital, LLC $0.3 million for each of the three months ended March 31, 2015 and 2014. The Company did not compensate Mr. Cloobeck for providing these guaranties; however, pursuant to the Master Agreement described above, the Company agreed to indemnify and hold harmless Mr. Cloobeck and each of his affiliates from any and all amounts that Mr. Cloobeck is required to pay under the guaranty in favor of Banc of America Leasing & Capital, LLC. In exchange, Mr. Cloobeck agreed to comply with all the covenants and agreements set forth in the guaranty for so long as Mr. Cloobeck or any of his affiliates are subject to the guaranty.
In addition, the Company leases office and other equipment under both long-term and short-term lease arrangements, which are generally classified as operating leases.
Purchase Obligations
The Company has entered into various purchase obligations relating to sales center remodeling, property amenity improvement and corporate office expansion projects. The total remaining commitment was $1.1 million as of March 31, 2015.
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
Hurricane Odile
In September 2014, Hurricane Odile inflicted widespread damage on the Baja California peninsula, particularly in the state of Baja California Sur, in which the Cabo Azul Resort is located. The hurricane caused significant damage to the buildings as well as the facilities and amenities related to the Cabo Azul Resort, including unsold Vacation Interests and property and equipment owned by the Company; however, management believes the Company has sufficient property insurance so that damage caused by Hurricane Odile on the Vacation Interests, net and property and equipment, net owned by the Company will not have a material impact on the Company's financial condition or results of operations.

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
As of March 31, 2015, the only assets and liabilities of the Company measured at fair value on a recurring basis were its derivative instruments, which consisted of the March 2015 Swap. As of March 31, 2015, the March 2015 Swap had an aggregate fair value of $0.3 million based on valuation reports provided by counterparties and was classified as Level 3, based on the fact that the credit risk data used for the valuation is not directly observable and cannot be corroborated by observable market data. The Company’s assessment of the significant inputs to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. See "Note 3—Concentrations of Risk" for further detail on this swap agreement.
As of December 31, 2014, the Company had no assets or liabilities measured at fair value on a recurring basis.
As of March 31, 2015 and December 31, 2014, mortgages and contracts receivable had a balance of $509.0 million and $498.7 million, net of allowance, respectively. The allowance for loan and contract losses against the mortgages and contracts receivable is derived using a static pool analysis to develop historical default percentages based on FICO scores to apply to the mortgage and contract population. The Company evaluates other factors such as economic conditions, industry trends and past due aging reports in order to determine the adjustments needed to true up the allowance, which adjusts the carrying value of mortgages and contracts receivable to management's best estimate of collectability. As a result of such evaluation, the Company believes that the carrying value of the mortgages and contracts receivable approximated its fair value at March 31, 2015 and December 31, 2014. These financial assets were classified as Level 3, as there is little market data available.
As of March 31, 2015 and December 31, 2014, the borrowings under the Senior Credit Facility were classified as Level 2 and the Company believes the fair value of the Senior Credit Facility approximated its carrying value at such date due to the fact that it was recently issued and, therefore, measured using other significant observable inputs.
As of March 31, 2015 and December 31, 2014, the Company’s DROT 2011 Notes, DROT 2013-1 Notes, DROT 2013-2 Notes and DROT 2014-1 Notes were classified as Level 2. The fair value of these borrowings was determined with the assistance of an investment banking firm, which the Company believes approximated similar instruments in active markets. The Company believes the fair value of the Tempus 2013 Notes approximated their carrying value due to the fact that the market for similar instruments remained stable since September 2013, the issuance date of the Tempus 2013 Notes.
As of March 31, 2015 and December 31, 2014, the Quorum Facility and a loan sale agreement that the Company assumed in connection with the Island One Acquisition (the "Island One Quorum Funding Facility") were classified as Level 2 based on an internal analysis performed by the Company utilizing the discounted cash flow model and the quoted prices for identical or similar instruments in markets that are not active.
As of March 31, 2015 and December 31, 2014, the fair value of all other debt instruments was not calculated, based on the fact that they were either due within one year or were immaterial.
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

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

The carrying values and estimated fair values of the Company's financial instruments as of March 31, 2015 were as follows (in thousands):

	Carrying Value	Total Estimated Fair Value	Estimated Fair Value (Level 2)	Estimated Fair Value (Level 3)
Assets:
Mortgages and contracts receivable, net	$509,001	$509,001	$—	$509,001
Total assets	$509,001	$509,001	$—	$509,001
Liabilities:
Senior Credit Facility, net	$422,690	$422,690	$422,690	$—
Securitization notes and Funding Facilities, net	508,983	509,837	509,837	—
Notes payable	10,364	10,364	10,364	—
Total liabilities	$942,037	$942,891	$942,891	$—

The carrying values and estimated fair values of the Company's financial instruments as of December 31, 2014 were as follows (in thousands):

	Carrying Value	Total Estimated Fair Value	Estimated Fair Value (Level 2)	Estimated Fair Value (Level 3)
Assets:
Mortgages and contracts receivable, net	$498,662	$498,662	$—	$498,662
Total assets	$498,662	$498,662	$—	$498,662
Liabilities:
Senior Credit Facility, net	$440,720	$440,720	$440,720	$—
Securitization notes and Funding Facilities, net	509,208	512,706	512,706	—
Notes payable	4,612	4,612	4,612	—
Total liabilities	$954,540	$958,038	$958,038	$—

Note 20 — Stock Repurchase Program
On October 28, 2014, the Company's Board of Directors authorized a stock repurchase program allowing for the expenditure of up to $100.0 million for the repurchase of the Company's common stock (the "Stock Repurchase Program"). Under the Stock Repurchase Program, repurchases may be made from time to time in accordance with applicable securities laws in the open market and/or in privately negotiated transactions, including repurchases pursuant to trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.
Between November 3, 2014 and March 31, 2015, the Company expended $77.2 million to repurchase 2,525,282 shares of its common stock pursuant to the Stock Repurchase Program, including $50.0 million paid for the 1,515,582 shares purchased from the underwriter in the March 2015 Secondary Offering. During the three months ended March 31, 2015, the Company expended $61.1 million to repurchase 1,882,382 shares of its common stock pursuant to the Stock Repurchase Program. None of the repurchased shares held in treasury have been retired.

Note 21 — Stock-Based Compensation
On July 8, 2013, the board of directors of the Company approved the Diamond Resorts International, Inc. 2013 Incentive Compensation Plan (the "2013 Plan"), which authorized the issuance of non-qualified and incentive stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock, performance units, other stock-based awards and annual cash incentive awards to: (i) officers and employees of the Company or any of the Company's subsidiaries (including leased employees and co-employees with a professional employer organization); (ii) non-employee directors of the Company or (iii) consultants or advisors to the Company or any of its subsidiaries (collectively, the “Eligible Persons”). Under the 2013 Plan, a total of 9,733,245 shares of common stock are authorized for issuance. As of March 31, 2015, 1,526,410 shares remained available for issuance as new awards under the 2013 Plan.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

On July 18, 2013, the Company granted to the former holders of Diamond Resorts Parent, LLC (DRII's predecessor) Class B common units ("BCUs") non-qualified stock options, which were immediately vested, exercisable for an aggregate of 3,760,215 shares of common stock, at an option price of $14.00 per share, in part to maintain the incentive value intended when the Company originally issued those BCUs to these individuals and to provide an incentive for such individuals to continue providing service to the Company. The grantees of these immediately vested options include Messrs. Cloobeck, Kraff, Palmer, Bentley, Lanznar and two employees of the Company. Through December 31, 2014, Messrs. Cloobeck, Palmer, Bentley and Lanznar were not employed or compensated directly by the Company, but were rather employed or independently contracted and compensated by HM&C. See "Note 6—Transactions with Related Parties" for further detail on the HM&C Agreement.
In addition, between July 18, 2013 and March 31, 2015, the Company issued additional non-qualified stock options, exercisable for an aggregate of 4,408,100 shares of common stock, to Eligible Persons (including employees of HM&C), each at an option price equal to the market price on the applicable grant date. 25% of shares issuable upon the exercise of such options vested immediately on the grant date and the remaining 75% vest equally on each of the next three grant date anniversary dates. All of these options expire ten years from the grant date.
The Company accounts for its stock-based compensation issued to its employees and non-employee directors (in their capacity as such) in accordance with ASC 718, "Compensation - Stock Compensation" ("ASC 718"). For a stock-based award with service-only vesting conditions, the Company measures compensation expense at fair value on the grant date and recognizes this expense in the statement of operations and comprehensive income over the expected term during which the employees of the Company provide service in exchange for the award.
Through December 31, 2014 and prior to the Company's acquisition of HM&C in January 2015, the Company accounted for its stock-based compensation issued to employees and independent contractors of HM&C in accordance with ASC 505-50, "Equity-Based Payments to Non-Employees" ("ASC 505"). In addition, the stock-based compensation issued to Mr. Kraff in connection with the Company's initial public offering of common stock (the "IPO") has been accounted for in accordance with ASC 505. Employees and independent contractors of HM&C through December 31, 2014 and Mr. Kraff (with respect to the stock-based compensation issued to him in connection with the IPO) are collectively referred to as the "Non-Employees," and the stock-based compensation issued to the Non-Employees are collectively referred to as the "Non-Employee Grants." Pursuant to ASC 505, the fair value of an equity instrument issued to Non-Employees is initially measured on the grant date by using the stock price and other measurement assumptions and subsequently re-measured at each balance sheet date as (and to the extent) the relevant performance is completed. With respect to the stock-based compensation issued to Mr. Kraff in connection with the IPO, his performance of services was considered completed at the grant date.
Effective January 1, 2015, the Company acquired all of the outstanding membership interests in HM&C, which became a wholly-owned subsidiary of the Company. As employees of HM&C are now employees of the Company following the HM&C Acquisition, all unvested stock options issued to employees of HM&C were converted to employee grants on January 1, 2015.
As a result of the HM&C Acquisition, compensation cost attributable to unvested options issued to employees of HM&C was remeasured as if the unvested options were newly granted on January 1, 2015 and the portion of the newly measured cost attributable to the remaining vesting period will be recognized as compensation cost prospectively from January 1, 2015.
The Company utilizes the Black-Scholes option-pricing model to estimate the fair value of the stock options granted to its employees and Non-Employees. The expected volatility was calculated based on the historical volatility of the stock prices for a group of identified peer companies for the expected term of the stock options on the grant date (which is significantly greater than the volatility of the S&P 500® index as a whole during the same period) due to the lack of historical stock trading prices of the Company. The average expected option life represented the period of time the stock options were expected to be outstanding at the issuance date based on management’s estimate using the simplified method prescribed under the Securities and Exchange Commission (the "SEC") Staff Accounting Bulletin Topic 14 Share-Based Payment ("SAB 14") for employee grants and contractual terms for non-employee grants. The risk-free interest rate was calculated based on U.S. Treasury zero-coupon yield with a remaining term that approximated the expected option life assumed at the date of issuance. The expected annual dividend per share was 0% based on the Company’s expected dividend rate.
The fair value per share information, including related assumptions, used to determine compensation cost for the Company’s non-qualified stock options consistent with the requirements of ASC 718 and ASC 505, consisted of the following

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

for the following periods:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
	Company Employees	Non-Employees	Company Employees
Weighted average fair value per share	$9.7	$8.9	$8.0
Expected stock price volatility	48.2%	52.7%	52.8%
Expected option life (years)	5.76	6.00	6.00
Risk-free interest rate	1.7%	1.7%	1.7%
Expected annual dividend yield	—%	—%	—%
Stock option activity related to stock option grants issued to the employees of the Company during the three months ended March 31, 2015 was as follows:

	Company Employees
	Options (In thousands)	Weighted-Average Exercise Price (Per Share)	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2015	7,868	$15.02	8.8	$101,336
Granted	—	—
Exercised	(116)	—
Forfeited	—	—
Outstanding at March 31, 2015	7,752	$15.01	8.4	$142,792
Exercisable at March 31, 2015	5,585	$15.33	8.5	$101,105
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been realized by the option holders had all option holders exercised their options on March 31, 2015. The intrinsic value of a stock option is the excess of the Company’s closing stock price on that date over the exercise price, multiplied by the number of shares subject to the option.
The following table summarizes the Company’s unvested stock option activity for the three months ended March 31, 2015:

	Company Employees
	Options (In thousands)	Weighted-Average Exercise Price (Per Share)
Unvested at January 1, 2015	2,536	$16.37
Granted	—	—
Vested	(369)	18.60
Forfeited or expired	—	—
Unvested at March 31, 2015	2,167	$16.91
Between July 18, 2013 and March 31, 2015, the Company issued restricted common stock to certain non-employee members of the board of directors of the Company, which vest equally on each of the first three anniversary dates from the grant date. The following table summarizes the Company’s unvested restricted stock activity for the three months ended March 31, 2015:

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

	Shares issued To Non-Employee Directors (In thousands)	Weighted-Average Issuance Price (Per Share)
Unvested at January 1, 2015	44	$16.92
Granted	—	—
Vested	—	—
Forfeited or expired	—	—
Unvested at March 31, 2015	44	$16.92
The following table summarizes the Company’s stock-based compensation expense for the three months ended March 31, 2015 and 2014 (in thousands).

	Three Months Ended March 31,
	2015	2014
Non-Employee stock option grants	$—	$1,624
Company employee grants	3,220	2,872
Common stock and restricted stock grants issued to non-employee members of the board of directors	75	200
Total	$3,295	$4,696
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
The following table summarizes the effect of the stock-based compensation for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31, 2015				Three Months Ended March 31, 2014
	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total
Management and member services	$280	$—	$—	$280	$689	$—	$—	$689
Advertising, sales and marketing		369		369	—	927	—	927
Vacation Interest carrying cost, net		51		51	—	96	—	96
Loan portfolio		81		81	—	157	—	157
General and Administrative			2,514	2,514	—	—	2,827	2,827
Total	$280	$501	$2,514	$3,295	$689	$1,180	$2,827	$4,696
The following table summarizes the Company’s unrecognized stock-based compensation expense as of March 31, 2015 (dollars in thousands):

	Company Employee Grants	Non-Employee Director Common Stock and Restricted Stock Grants	Total
Unrecognized stock-based compensation expense	$16,472	$462	$16,934
Weighted-average remaining amortization period	1.6	1.7	1.6

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

Note 22 — Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) are as follows:

	Cumulative Translation Adjustment	Post-retirement Benefit Plan	Other	Total
Balance, December 31, 2014	$(17,716)	$(1,893)	$48	$(19,561)
Period change	(3,162)	43	(18)	(3,137)
Balance, March 31, 2015	$(20,878)	$(1,850)	$30	$(22,698)

Note 23 — Net income per share
The Company calculates net income per share in accordance with ASC Topic 260, "Earnings Per Share." Basic net income per share is calculated by dividing net income for common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income per common share is calculated by dividing net income by weighted-average common shares outstanding during the period plus potentially dilutive common shares, such as stock options and restricted stock.
Dilutive potential common shares are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all options and restricted stock are used to repurchase common stock at market value. The amount of shares remaining after the proceeds are exhausted represents the potentially dilutive effect of the securities.
The table below sets forth the computation of basic and diluted net income per share for the periods presented below (in thousands, except per share amounts):

	Three Months Ended March 31,
	2015	2014
Computation of Basic Net Income Per Share:
Net income	$25,975	$14,010
Weighted average shares outstanding	74,539	75,430
Basic net income per share	$0.35	$0.19

Computation of Diluted Net Income Per Share:
Net income	$25,975	$14,010
Weighted average shares outstanding	74,539	75,430
Effect of dilutive securities:
Restricted stock (a)	29	9
Options to purchase common stock	2,788	400
Shares for diluted net income per share	77,356	75,839
Diluted net income per share	$0.34	$0.18
(a) Includes unvested dilutive restricted stock which is subject to future forfeitures.

Note 24 — Post-retirement Benefit Plan
In 1999, the Company entered into a collective labor agreement with the employees at its resorts in St. Maarten (the "Collective Labor Agreement"), where the Company functioned as the HOA through December 31, 2014. The Collective Labor Agreement provides for an employee service allowance to be paid to employees upon their termination, resignation or retirement. Upon review of the Collective Labor Agreement, the Company determined that the employee service allowance should be accounted for as a defined benefit plan (the "Defined Benefit Plan") in accordance with the requirements of ASC 715, "Compensation—Retirement Benefits."
The Company’s net obligation in respect of the Defined Benefit Plan is calculated by estimating the amount of future benefit that employees have earned in the current financial period and prior periods. The recording of the Defined Benefit Plan

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

resulted in the recognition of (i) an unfunded pension liability of $2.9 million as of March 31, 2015; (ii) $0.1 million in service costs, interest costs and amortized prior service costs for each of the three months ended March 31, 2015 and 2014 and (iii) other comprehensive loss of $1.6 million for the accumulated benefit obligation of the Defined Benefit Plan related to the years prior to January 1, 2012. During the three months ended March 31, 2015, a de minimis amount of benefits were paid to employees in accordance with the Defined Benefit Plan.
A summary of benefit obligations, fair value of plan assets and funded status is as follows (in thousands):

Three Months Ended March 31, 2015
Projected obligations at the beginning of the period	$2,825
Service costs	41
Interest costs	22
Benefits paid	(17)
Projected obligations at March 31, 2015	$2,871
At March 31, 2015 and December 31, 2014, the Company had no plan assets. The benefit obligation and plan assets as of March 31, 2015 and December 31, 2014 were as follows (in thousands):

	March 31, 2015	December 31, 2014
Fair value of plan assets	$—	$—
Benefit obligation	(2,871)	(2,825)
Unfunded obligation	$(2,871)	$(2,825)
Weighted-average assumptions used to determine net periodic benefit cost for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
	2015	2014
Settlement (discount) rate	3.35%	4.11%
Increase in future compensation	3.00%	3.00%
Amounts recognized in accumulated other comprehensive loss as of March 31, 2015 and December 31, 2014 consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Net loss	$223	$223
Prior year service cost	1,627	1,670
Total amounts included in accumulated other comprehensive loss	$1,850	$1,893
Components of net periodic benefit costs for the three months ended March 31, 2015 and 2014 were as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Service cost	$41	$42
Interest cost	22	25
Amortization of prior service costs	43	43
Net pension cost	$106	$110

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

Other changes in plan assets and projected benefit obligations recognized in other comprehensive loss for the three months ended March 31, 2015 and 2014 were as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Net loss	$—	$—
Amortization of prior service costs	(43)	(43)
Total recognized in other comprehensive loss	(43)	(43)
Net pension cost	106	110
Total recognized in net pension cost and other comprehensive loss	$63	$67
The Defined Benefit Plan will continue to be included in the Company's condensed consolidated financial statements until such time that labor agreements have been executed to name the newly-created HOAs as the employer of the employees at the St. Maarten resorts, instead of the Company, at which point the Defined Benefit Plan will become an obligation of the HOAs.

Note 25 — Segment Reporting
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
Information about the Company’s operations in different business segments for the periods presented below is as follows:

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS BY BUSINESS SEGMENT
For the Three Months Ended March 31, 2015 and 2014
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2015				Three Months Ended March 31, 2014

	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total
Revenues:
Management and member services	$40,639	$—	$—	$40,639	$38,224	$—	$—	$38,224
Consolidated resort operations	3,209	—	—	3,209	8,723	—	—	8,723
Vacation Interest sales, net of provision of $0, $14,096, $0, $14,096, $0, $11,433, $0, and $11,433, respectively	—	122,566	—	122,566	—	105,897	—	105,897
Interest	—	18,416	386	18,802	—	15,257	417	15,674
Other	1,893	10,411	—	12,304	2,161	10,546	—	12,707
Total revenues	45,741	151,393	386	197,520	49,108	131,700	417	181,225
Costs and Expenses:
Management and member services	8,081	—	—	8,081	8,947	—	—	8,947
Consolidated resort operations	3,701	—	—	3,701	7,771	—	—	7,771
Vacation Interest cost of sales	—	1,138	—	1,138	—	12,902	—	12,902
Advertising, sales and marketing	—	68,513	—	68,513	—	60,775	—	60,775
Vacation Interest carrying cost, net	—	10,368	—	10,368	—	7,875	—	7,875
Loan portfolio	334	2,403	—	2,737	242	2,248	—	2,490
Other operating	—	5,011	—	5,011	—	5,537	—	5,537
General and administrative	—	—	32,256	32,256	—	—	24,192	24,192
Depreciation and amortization	—	—	8,640	8,640	—	—	8,061	8,061
Interest expense	—	3,918	7,686	11,604	—	3,369	13,246	16,615
Impairments and other write-offs	—	—	5	5	—	—	7	7
Gain on disposal of assets	—	—	(34)	(34)	—	—	(4)	(4)
Total costs and expenses	12,116	91,351	48,553	152,020	16,960	92,706	45,502	155,168
Income (loss) before provision (benefit) for income taxes	33,625	60,042	(48,167)	45,500	32,148	38,994	(45,085)	26,057
Provision for income taxes	—	—	19,525	19,525	—	—	12,047	12,047
Net income (loss)	$33,625	$60,042	$(67,692)	$25,975	$32,148	$38,994	$(57,132)	$14,010

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

Note 26 — Subsequent Events
The Company has evaluated all events or transactions that occurred after March 31, 2015. During this period, up to the filing date, the Company did not identify any subsequent events, the effects of which would require disclosure or adjustment to condensed consolidated balance sheets or condensed consolidated statements of operations and comprehensive income.

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

•
our ability to maintain an optimal inventory of vacation ownership interests ("VOI" or "Vacation Interests") for sale overall, as well as in seven multi-resort trusts and one single-resort trust (collectively, the "Diamond Collections");

•	our ability to sell, securitize or borrow against our consumer loans;

•	decreased demand from prospective purchasers of VOIs;

•	adverse events, including weather-related and other natural disasters and crises, or trends in vacation destinations and regions where the resorts in our network are located;

•	changes in our senior management;

•	our ability to comply with regulations applicable to the vacation ownership industry;

•	the effects of our indebtedness and our compliance with the terms thereof;

•	changes in the interest rate environment and their effects on our outstanding indebtedness;

•	our ability to successfully implement our growth strategy;

•	our ability to compete effectively; and

•	other risks and uncertainties discussed in "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2014 (the "2014 Form 10-K").
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
In addition, you should read the following discussion in conjunction with our condensed consolidated financial statements and other financial information included elsewhere in this Quarterly Report and our audited consolidated financial statements and the related notes for the fiscal year ended December 31, 2014, and the related management’s discussion and analysis of financial condition and results of operations, contained in the 2014 Form 10-K.

Overview
We are a global leader in the hospitality and vacation ownership industry, with a worldwide network of 338 destinations located in 34 countries, throughout the world, including the continental United States ("U.S."), Hawaii, Canada, Mexico, the Caribbean, Central America, South America, Europe, Asia, Australia, New Zealand and Africa. Our resort network includes 93 resort properties with approximately 11,000 units that we manage and 241 affiliated resorts and four cruise itineraries, which we do not manage and do not carry our brand, but are a part of our network and are available for our members to use as vacation destinations. For financial reporting purposes, our business consists of two segments: (i) Hospitality and Management Services, which is comprised of our hospitality and management services operations, including our operations related to the management of our resort properties, the Diamond Collections and the Clubs and (ii) Vacation Interest Sales and Financing, which is comprised of our marketing and sales of VOIs and the consumer financing of purchases of VOIs. Our Clubs include THE Club, which provides members with access to all resorts in our network and offers the full range of member services, as well as other Clubs that enable their members to use their points to stay at specified resorts in our network and provide their members with a more limited offering of benefits. We refer to THE Club and other Club offerings as “the Clubs.”
Recent Developments
HM&C Acquisition
Pursuant to the Homeowner Association Oversight, Consulting and Executive Management Services Agreement that we entered into with Hospitality Management and Consulting Service, LLC ("HM&C"), a Nevada limited liability company (the “HM&C Agreement”), HM&C has provided certain services to us, including the services of certain executive officers, including David F. Palmer, President and Chief Executive Officer, C. Alan Bentley, Executive Vice President and Chief Financial Officer, Howard S. Lanznar, Executive Vice President and Chief Administrative Officer, and other officers and employees and, through December 31, 2014, also provided the services of Stephen J. Cloobeck, our founder and Chairman.
On January 6, 2015, we entered into a Membership Interest Purchase Agreement (the "Purchase Agreement"), whereby we acquired from an entity controlled by Mr. Cloobeck and an entity controlled by Mr. Palmer (which entities owned 95% and 5% of the outstanding membership interests of HM&C, respectively), all of the outstanding membership interests in HM&C in exchange for an aggregate purchase price of $10,000 (the "HM&C Acquisition").
As a result of the HM&C Acquisition, effective January 1, 2015, transactions between us and HM&C were fully eliminated from our consolidated financial statements as HM&C is now our wholly-owned subsidiary.
Master Agreement
Concurrent with our entry into the Purchase Agreement, on January 6, 2015, we entered into a master agreement (the "Master Agreement") with Mr. Cloobeck, HM&C, JHJM Nevada I, LLC ("JHJM") and other entities controlled by Mr. Cloobeck or his immediate family members. Pursuant to the Master Agreement, the parties made certain covenants to and agreements with the other parties, including: (i) the termination effective as of January 1, 2015, of the services agreement between JHJM and HM&C; (ii) the conveyance to us of exclusive rights to market timeshare and vacation ownership properties from a prime location adjacent to Polo Towers on the "Las Vegas Strip," pursuant to the terms of an Assignment and Assumption Agreement; (iii) Mr. Cloobeck's agreement to various restrictive covenants, including non-competition, non-solicitation and non-interference covenants and (iv) Mr. Cloobeck's grant to us of a license to use Mr. Cloobeck's persona, including his name, likeness and voice. In connection with the transactions contemplated by the Master Agreement, we paid Mr. Cloobeck or his designees an aggregate of $16.5 million. In addition, we incurred $0.3 million in expenses related to this transaction.
In addition, in light of the termination of the services agreement between JHJM and HM&C and the existence of a director designation agreement dated July 17, 2013, we agreed in the Master Agreement that, at least through December 31, 2017, so long as Mr. Cloobeck is serving as a member of our board of directors, he will continue to be the Chairman of the Board, and in such capacity will receive annual compensation equal to two times the compensation paid generally to other non-employee directors, and he and his spouse and children will receive medical insurance coverage.
Deconsolidation of the St. Maarten resorts
Effective January 1, 2015, we assigned the rights and related obligations associated with assets we previously owned as the HOA of the St. Maarten properties to newly-created HOAs. We have no beneficial interest in the HOAs, except through our ownership of VOIs, but continue to serve as the manager of these HOAs pursuant to customary management agreements. As a result of these transactions, the operating results and the assets and liabilities of the St. Maarten properties were deconsolidated from our condensed consolidated financial statements effective January 1, 2015 (with the exception of cash and all employee-related liabilities, including a post-retirement benefit plan, which are expected to be deconsolidated later during the year ending December 31, 2015) (the "St. Maarten Deconsolidation").

Segment Reporting
For financial reporting purposes, we present our results of operations and financial condition in two business segments. The first business segment is Hospitality and Management Services, which includes our operations related to the management of resort properties and the Diamond Collections, revenue from our operation of the Clubs and the provision of other services. The second business segment, Vacation Interest Sales and Financing, includes our operations relating to the marketing and sales of our VOIs, as well as our consumer financing activities related to such sales. While certain line items reflected on our statement of operations and comprehensive income fall completely into one of these business segments, other line items relate to revenues or expenses which are applicable to both segments. For line items that are applicable to both segments, revenues or expenses are allocated by management as described under "Item 7. Management's Discussion and Analysis of Financial Condition—Key Revenue and Expense Items" set forth in the 2014 Form 10-K, which involves significant estimates. Certain expense items (principally corporate interest expense and depreciation and amortization) are not, in management's view, allocable to either of these business segments as they apply to the entire Company. In addition, general and administrative expenses are not allocated to either of our business segments because historically management has not allocated these expenses (which excludes Hospitality and Management Services related overhead that is allocated to the HOAs and Diamond Collections) for purposes of evaluating our different operational divisions. Accordingly, these expenses are presented under Corporate and Other.
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

Key Revenue and Expense Items
See "Item 7. Management's Discussion and Analysis of Financial Condition—Key Revenue and Expense Items" set forth in the 2014 Form 10-K for further detail on our Key Revenue and Expense Items.

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

Comparison of the Three Months Ended March 31, 2015 to the Three Months Ended March 31, 2014

	Three Months Ended March 31, 2015				Three Months Ended March 31, 2014
	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total
	(In thousands)
	(Unaudited)
Revenues:
Management and member services	$40,639	$—	$—	$40,639	$38,224	$—	$—	$38,224
Consolidated resort operations	3,209	—	—	3,209	8,723	—	—	8,723
Vacation Interest sales, net of provision $0, $14,096, $0, $14,096, $0, $11,433, $0 and $11,433, respectively	—	122,566	—	122,566	—	105,897	—	105,897
Interest	—	18,416	386	18,802	—	15,257	417	15,674
Other	1,893	10,411	—	12,304	2,161	10,546	—	12,707
Total revenues	45,741	151,393	386	197,520	49,108	131,700	417	181,225
Costs and Expenses:
Management and member services	8,081	—	—	8,081	8,947	—	—	8,947
Consolidated resort operations	3,701	—	—	3,701	7,771	—	—	7,771
Vacation Interest cost of sales	—	1,138	—	1,138	—	12,902	—	12,902
Advertising, sales and marketing	—	68,513	—	68,513	—	60,775	—	60,775
Vacation Interest carrying cost, net	—	10,368	—	10,368	—	7,875	—	7,875
Loan portfolio	334	2,403	—	2,737	242	2,248	—	2,490
Other operating	—	5,011	—	5,011	—	5,537	—	5,537
General and administrative	—	—	32,256	32,256	—	—	24,192	24,192
Depreciation and amortization	—	—	8,640	8,640	—	—	8,061	8,061
Interest expense	—	3,918	7,686	11,604	—	3,369	13,246	16,615
Impairments and other write-offs	—	—	5	5	—	—	7	7
Gain on disposal of assets	—	—	(34)	(34)	—	—	(4)	(4)
Total costs and expenses	12,116	91,351	48,553	152,020	16,960	92,706	45,502	155,168
Income (loss) before provision for income taxes	33,625	60,042	(48,167)	45,500	32,148	38,994	(45,085)	26,057
Provision for income taxes	—	—	19,525	19,525	—	—	12,047	12,047
Net income (loss)	$33,625	$60,042	$(67,692)	$25,975	$32,148	$38,994	$(57,132)	$14,010
Revenues
Total revenues increased $16.3 million, or 9.0%, to $197.5 million for the three months ended March 31, 2015 from $181.2 million for the three months ended March 31, 2014. Total revenues in our Hospitality and Management Services segment decreased by $3.4 million, or 6.9%, to $45.7 million for the three months ended March 31, 2015 from $49.1 million for the three months ended March 31, 2014. Total revenues in our Vacation Interest Sales and Financing segment increased $19.7 million, or 15.0%, to $151.4 million for the three months ended March 31, 2015 from $131.7 million for the three months ended March 31, 2014. The increase was attributable to the increase in Vacation Interest sales, net, and interest revenue. Revenue in our Corporate and Other segment was $0.4 million for each of the three months ended March 31, 2015 and March 31, 2014.
Management and Member Services. Total management and member services revenue, which is recorded in our Hospitality and Management Services segment, increased $2.4 million, or 6.3%, to $40.6 million for the three months ended March 31, 2015 from $38.2 million for the three months ended March 31, 2014. Management fees increased as a result of increases in operating costs at the resort level, which generated higher management fee revenue on a same-store basis from 107 cost-plus management agreements. In addition, prior to the St. Maarten Deconsolidation, management fees related to the St. Maarten resorts were fully eliminated as we functioned as both the manager and the HOA for these resorts. Following the St. Maarten Deconsolidation, we recognized management fees with respect to such resorts of approximately $0.8 million for the three months ended March 31, 2015.

Consolidated Resort Operations. Consolidated resort operations revenue, which is recorded in our Hospitality and Management Services segment, decreased $5.5 million, or 63.2%, to $3.2 million for the three months ended March 31, 2015 from $8.7 million for the three months ended March 31, 2014. This decrease was primarily attributable to the St. Maarten Deconsolidation effective January 1, 2015, which eliminated the consolidated resort operations revenue from these resorts from our condensed consolidated financial statements. This decrease was partially offset by higher food and beverage revenues at certain restaurants that we own and manage and higher revenue from retail ticket sales operations.
Vacation Interest Sales, Net. Vacation Interest sales, net, in our Vacation Interest Sales and Financing segment increased $16.7 million, or 15.7%, to $122.6 million for the three months ended March 31, 2015 from $105.9 million for the three months ended March 31, 2014. The increase in Vacation Interest sales, net, was attributable to a $19.4 million increase in Vacation Interest sales revenue, partially offset by a $2.7 million increase in our provision for uncollectible Vacation Interest sales revenue.
The $19.4 million increase in Vacation Interest sales revenue during the three months ended March 31, 2015 compared to the three months ended March 31, 2014 was generated by sales growth on a same-store basis from 52 sales centers primarily attributable to an increase in our volume per guest ("VPG," which represents Vacation Interest sales revenue divided by the number of tours). VPG increased by $567, or 22.0%, to $3,147 for the three months ended March 31, 2015 from $2,580 for the three months ended March 31, 2014, as a result of a higher average sales price per transaction and a higher closing percentage (which represents the percentage of VOI sales transactions closed relative to the total number of tours at our sales centers during the period presented). The number of tours decreased to 44,481 for the three months ended March 31, 2015 from 46,552 for the three months ended March 31, 2014, due in part to our efforts to improve efficiency in our mix of tours and the closure of our Cabo, Mexico sales center as a result of the damage suffered in Hurricane Odile. Our VOI sales transactions increased to 6,778 during the three months ended March 31, 2015, compared to 6,556 transactions during the three months ended March 31, 2014, and VOI average sales price per transaction increased $2,331, or 12.7%, to $20,652 for the three months ended March 31, 2015 from $18,321 for the three months ended March 31, 2014. Our closing percentage increased to 15.2% for the three months ended March 31, 2015 from 14.1% for the three months ended March 31, 2014. The increase in average sales price per transaction and the higher closing percentage (and as a result, higher VPG) are due principally to the continued focus on selling larger point packages and the success of the sales and marketing initiatives implemented in association with this strategy.
Sales incentives decreased $0.3 million, or 7.4%, to $4.7 million for the three months ended March 31, 2015 from $5.0 million for the three months ended March 31, 2014. As a percentage of gross Vacation Interest sales revenue, sales incentives were 3.4% for the three months ended March 31, 2015 compared to 4.3% for the three months ended March 31, 2014. This decrease was principally due to the continued focus on selling larger point packages.
Provision for uncollectible Vacation Interest sales revenue increased $2.7 million, or 23.3%, to $14.1 million for the three months ended March 31, 2015 from $11.4 million for the three months ended March 31, 2014, primarily due to the increase in Vacation Interest sales revenue and an increase in the percentage of financed Vacation Interest sales for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014. The allowance for mortgages and contracts receivable as a percentage of gross mortgages and contracts receivable was 21.7% as of March 31, 2015, as compared to 21.6% as of March 31, 2014.
Interest Revenue. Interest revenue increased $3.1 million, or 20.0%, to $18.8 million for the three months ended March 31, 2015 from $15.7 million for the three months ended March 31, 2014. The increase was attributable to our Vacation Interest Sales and Financing segment, and was comprised of a $4.6 million increase resulting from a larger average outstanding balance in the mortgages and contracts receivable portfolio during the three months ended March 31, 2015, as compared to the three months ended March 31, 2014. This increase was partially offset by (i) a decrease of $0.5 million attributable to a reduction in the weighted average interest rate on the portfolio and (ii) an increase of $1.0 million associated with the amortization of deferred loan origination costs. Amortization of deferred loan origination costs increased during the three months ended March 31, 2015 due to the increase in deferred loan origination costs during the last several years, primarily as a result of higher Vacation Interest sales revenue and a higher percentage of such revenue that is financed.
 Other Revenue. Other revenue decreased $0.4 million, or 3.2%, to $12.3 million for the three months ended March 31, 2015 from $12.7 million for the three months ended March 31, 2014.
Non-cash incentives, which is recorded in our Vacation Interest Sales and Financing segment, decreased $0.5 million to $4.2 million for the three months ended March 31, 2015 from $4.7 million for the three months ended March 31, 2014. Non-cash incentives as a percentage of gross Vacation Interest sales revenue were 3.0% for the three months ended March 31, 2015 as compared to 4.0% for the three months ended March 31, 2014. This decrease was principally due to the continued focus on selling larger point packages.

Costs and Expenses
Total costs and expenses decreased $3.2 million, or 2.0%, to $152.0 million for the three months ended March 31, 2015 from $155.2 million for the three months ended March 31, 2014. Total costs and expenses in the three months ended March 31, 2015 included a $7.8 million cash charge in connection with the termination of the services agreement between JHJM and HM&C and a $3.3 million non-cash stock-based compensation charge. Total costs and expenses in the three months ended March 31, 2014 included a $4.7 million non-cash stock-based compensation charge.
Management and Member Services Expense. Management and member services expense, which is recorded in our Hospitality and Management Services segment, decreased $0.8 million, or 9.7%, to $8.1 million for the three months ended March 31, 2015 from $8.9 million for the three months ended March 31, 2014. For the three months ended March 31, 2015 and 2014, management and member services expense included $0.3 million and $0.7 million, respectively, of non-cash stock-based compensation charges related to stock options issued. Excluding these charges, management and member services expense as a percentage of management and member services revenue decreased to 19.2% for the three months ended March 31, 2015 compared to 21.6% for the three months ended March 31, 2014. The decrease was primarily attributable to lower call center expenses resulting from improved efficiencies as we continued to transition the call centers from a third party provider to an in-house operation. Including the non-cash stock-based compensation charges discussed above, management and member services expense as a percentage of management and member services revenue decreased to 19.9% for the three months ended March 31, 2015 compared to 23.4% for the three months ended March 31, 2014.
Consolidated Resort Operations Expense. Consolidated resort operations expense, which is recorded in our Hospitality and Management Services segment, decreased $4.1 million, or 52.4%, to $3.7 million for the three months ended March 31, 2015 from $7.8 million for the three months ended March 31, 2014. The decrease was primarily attributable to the St. Maarten Deconsolidation effective January 1, 2015, which eliminated the consolidated resort operations expense from these resorts from our condensed consolidated financial statements.
Vacation Interest Cost of Sales. Vacation Interest cost of sales, which is recorded in our Vacation Interest Sales and Financing segment, decreased $11.8 million, or 91.2%, to $1.1 million for the three months ended March 31, 2015 from $12.9 million for the three months ended March 31, 2014. This decrease consisted of a $13.8 million decrease resulting from changes in estimates under the relative sales value method, partially offset by a $2.0 million increase related to the increase in Vacation Interest Sales revenue. The changes under the relative sales value method related to the recovery of a larger pool of low cost inventory and an increase in the average retail sales price, partially offset by a smaller pool of inventory becoming eligible for capitalization in accordance with our inventory recovery agreement during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. Vacation Interest cost of sales as a percentage of Vacation Interest sales, net decreased to 0.9% for the three months ended March 31, 2015 from 12.2% for the three months ended March 31, 2014. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates—Vacation Interest Cost of Sales" set forth in the 2014 Form 10-K for further detail regarding the relative sales value method.
Advertising, Sales and Marketing Expense. Advertising, sales and marketing expense, which is recorded in our Vacation Interest Sales and Financing segment, increased $7.7 million, or 12.7%, to $68.5 million for the three months ended March 31, 2015 from $60.8 million for the three months ended March 31, 2014. For the three months ended March 31, 2015 and 2014, advertising, sales and marketing expense included $0.4 million and $0.9 million, respectively, of non-cash stock-based compensation charges. Excluding these charges, advertising, sales and marketing expense as a percentage of Vacation Interest sales revenue decreased 1.1 percentage points to 49.9% for the three months ended March 31, 2015, compared to 51.0% for the three months ended March 31, 2014. This improvement was primarily due to improved leverage of fixed costs through increased sales efficiencies. Including the non-cash stock-based compensation charges discussed above, advertising, sales and marketing expense as a percentage of Vacation Interest sales revenue was 50.1% for the three months ended March 31, 2015 and 51.8% for the three months ended March 31, 2014.
Vacation Interest Carrying Cost, Net. Vacation Interest carrying cost, net, which is recorded in our Vacation Interest Sales and Financing segment, increased $2.5 million, or 31.7%, to $10.4 million for the three months ended March 31, 2015 from $7.9 million for the three months ended March 31, 2014. This increase was primarily due to (i) additional maintenance fee expense related to inventory recovered pursuant to our inventory recovery agreements no longer being eligible for capitalization during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014; and (ii) higher operating expenses as a result of a rise in rental activity. This increase was partially offset by an increase in rental revenue due to (a) an increase in the average price of sampler programs and mini-vacations ("Sampler Packages") sold, as a result of our continued focus on selling higher priced Sampler Packages; (b) more occupied room nights and higher average daily rates and (c) an increase in resort fees generated.
Loan Portfolio Expense. Loan portfolio expense increased $0.2 million, or 9.9%, to $2.7 million for the three months ended March 31, 2015 from $2.5 million for the three months ended March 31, 2014.

Other Operating Expense. Other operating expense related to our Vacation Interest Sales and Financing segment decreased $0.5 million, or 9.5%, to $5.0 million for the three months ended March 31, 2015 from $5.5 million for the three months ended March 31, 2014. Non-cash incentives decreased $0.5 million to $4.2 million for the three months ended March 31, 2015 from $4.7 million for the three months ended March 31, 2014. Non-cash incentives as a percentage of gross Vacation Interest sales revenue were 3.0% for the three months ended March 31, 2015 as compared to 4.0% for the three months ended March 31, 2014. This decrease was primarily due to a continued focus on selling larger point packages.
General and Administrative Expense. General and administrative expense, which is recorded under Corporate and Other, increased $8.1 million, or 33.3%, to $32.3 million for the three months ended March 31, 2015 from $24.2 million for the three months ended March 31, 2014. For the three months ended March 31, 2015 and 2014, general and administrative expense included $2.5 million and $2.8 million, respectively, of non-cash stock-based compensation charges. In addition, we recorded a one-time cash charge of $7.8 million in connection with the termination of the services agreement between JHJM and HM&C during the three months ended March 31, 2015. Excluding these non-cash and one-time charges, general and administrative expense as a percentage of total revenue decreased 0.7 percentage point to 11.1% for the three months ended March 31, 2015 from 11.8% for the three months ended March 31, 2014. General and administrative expense for the three months ended March 31, 2015 also included approximately $1.0 million in expenses related to the secondary offering of shares of our common stock by certain selling stockholders consummated in March 2015 (the "March 2015 Secondary Offering"). See "Liquidity and Capital Resources—Overview” for further detail on the March 2015 Secondary Offering. Including all charges mentioned above, general and administrative expense as a percentage of total revenue was 16.3% for the three months ended March 31, 2015, as compared to 13.3% for the three months ended March 31, 2014.
Depreciation and Amortization. Depreciation and amortization, which is recorded under Corporate and Other, increased $0.5 million, or 7.2%, to $8.6 million for the three months ended March 31, 2015 from $8.1 million for the three months ended March 31, 2014. This increase was primarily attributable to the addition of depreciable assets such as information technology related projects and equipment and renovation projects at certain sales centers and the acquisition of intangible assets in connection with the Master Agreement that we entered into in January 2015.
Interest Expense. Interest expense, which is recorded in Corporate and Other and the Vacation Interest Sales and Financing segment, decreased $5.0 million, or 30.2%, to $11.6 million for the three months ended March 31, 2015 from $16.6 million for the three months ended March 31, 2014. Interest expense recorded in our Corporate and Other segment decreased $5.5 million, or 42.0%, to $7.7 million for the three months ended March 31, 2015 from $13.2 million for the three months ended March 31, 2014. Cash and non-cash interest expense relating to our 12.0% senior secured notes due 2018 ("Senior Secured Notes") were $11.8 million lower for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 due to the redemption of the Senior Secured Notes on June 9, 2014. This decrease was partially offset by $6.5 million of cash and non-cash interest expense relating to the Senior Credit Facility, which we closed on May 9, 2014. See "Liquidity and Capital Resources—Indebtedness” for the definition of and further detail on these transactions.
Interest expense recorded in our Vacation Interest Sales and Financing segment increased $0.5 million, or 16.3%, to $3.9 million for the three months ended March 31, 2015 from $3.4 million for the three months ended March 31, 2014. The increase was primarily attributable to higher interest expense due to higher average outstanding balances under securitization notes and funding facilities during the three months ended March 31, 2015, as compared to the three months ended March 31, 2014. This increase was partially offset by a lower weighted average interest rate as we paid down securitization notes and funding facilities bearing higher interest rates and replaced them with those bearing lower interest rates. See "Liquidity and Capital Resources—Indebtedness" for further detail on these borrowings.
Income Taxes. Provision for income taxes, which is recorded under Corporate and Other, was $19.5 million for the three months ended March 31, 2015, as compared to $12.0 million for the three months ended March 31, 2014. The increase was due to an increase in income before provision for income taxes for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014.
Due to current favorable tax law regarding recognition of income from Vacation Interest sales and use of net operating loss carry-forwards ("NOLs"), we expect our effective cash tax rate to be substantially less than the statutory tax rate for the year ending December 31, 2015.

Liquidity and Capital Resources
Overview
We had $183.1 million and $242.5 million in cash and cash equivalents as of March 31, 2015 and December 31, 2014, respectively. Our primary sources of liquidity have historically been cash from operations and the financings discussed below.
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
The terms of the consumer loans we seek to finance are generally longer than the Funding Facilities through which we seek to finance such loans. While the term of our consumer loans is typically ten years, the Funding Facilities typically have a term of less than three years. Although we seek to refinance conduit borrowings in the term securitization markets, we generally access the term securitization markets on at least an annual basis, and rely on the Funding Facilities to provide incremental liquidity between securitization transactions. Thus, we are required to refinance the Funding Facilities every one to two years in order to provide adequate liquidity for our consumer finance business.
Between 2013 and 2014, we completed four securitization transactions with a total face value of $609.6 million. We are also party to a Conduit Facility, which was most recently amended and restated on February 5, 2015 to extend the maturity date to April 10, 2017. The Conduit Facility provides for a $200.0 million facility that, upon maturity, is renewable for 364-day periods at the election of the lenders, bears interest at either LIBOR or the commercial paper rate (having a floor of 0.50%) plus 2.75%, and has a non-use fee of 0.75%. The overall advance rate on loans receivable in the portfolio is limited to 88% of the aggregate face value of the eligible loans.
Although we completed these securitization and Funding Facilities transactions, we may not be successful in completing similar transactions in the future. We require access to the capital markets in order to fund our operations and may, in the implementation of our growth strategy, become more reliant on third-party financing. If we are unable to continue to participate in securitization transactions or renew and/or replace our Funding Facilities on acceptable terms, our liquidity and cash flows would be materially and adversely affected. As of March 31, 2015, the maximum funding availability under the Quorum Facility and the Conduit Facility was $34.4 million and $136.8 million, respectively.
We are party to a credit agreement (the "Senior Credit Facility Agreement") with Credit Suisse AG, acting as the administrative agent and the collateral agent for various lenders. The Senior Credit Facility Agreement provides for a $470.0 million senior secured credit facility (the "Senior Credit Facility"), which includes a $445.0 million term loan with a term of seven years and a $25.0 million revolving line of credit with a term of five years). The Senior Credit Facility bears a variable interest rate, at our option, equal to LIBOR plus 450 basis points, with a one percent LIBOR floor applicable only to the term loan portion of the Senior Credit Facility, or an alternate base rate plus 350 basis points. The borrowings under the Senior Credit Facility are secured on a senior basis by substantially all of our assets. As of March 31, 2015, the availability under the revolving line of credit portion of the Senior Credit Facility was $25.0 million.
During the three months ended March 31, 2015 and 2014, we used cash of $17.4 million and $8.3 million, respectively, for (i) acquisitions of VOI inventory pursuant to inventory recovery agreements and in open market and bulk VOI inventory purchases; (ii) capitalized legal, title and trust fees and (iii) construction of VOI inventory. Of these total cash amounts, $1.9 million and $0.4 million during the three months ended March 31, 2015 and 2014, respectively, were used for the construction of VOI inventory, primarily related to construction of units at one of our managed properties in Mexico.
In addition, we had increases in unsold Vacation Interests, net, that did not have an impact on our working capital during the three month periods ended March 31, 2015 and 2014. Specifically, we capitalized $2.5 million and $0.6 million during the three months ended March 31, 2015 and 2014, respectively, related to inventory recovery agreements in the U.S., offset by an equal increase in due to related parties, net; cash will be used in future periods to settle these amounts. See "Note 6—Transactions With Related Parties" elsewhere in this quarterly report for further detail on inventory recovery agreements. In addition, we transferred $0.6 million and $0.1 million during the three months ended March 31, 2015 and 2014, respectively, from due from related parties, net, to unsold Vacation Interests, net, as a result of our recovery of VOI inventory pursuant to inventory recovery arrangements in Europe; cash was used in prior periods when these amounts were recorded to due from related parties, net. Furthermore, we transferred $1.6 million and $0.4 million from mortgages and contracts receivable, net, to unsold Vacation Interests, net, during the three months ended March 31, 2015 and 2014, respectively, as a result of our recovery of underlying VOI inventory due to loan defaults.

On October 28, 2014, our Board of Directors authorized a stock repurchase program allowing for the expenditure of up to $100.0 million for the repurchase of our common stock (the "Stock Repurchase Program"). Under the Stock Repurchase Program, repurchases may be made from time to time in accordance with applicable securities laws in the open market and/or in privately negotiated transactions, including repurchases pursuant to trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the "Exchange Act").
In March 2015, in connection with the March 2015 Secondary Offering, certain selling stockholders sold an aggregate of 7,502,316 shares of our common stock. We did not sell any stock in the March 2015 Secondary Offering and did not receive any proceeds from it. We purchased from the underwriter 1,515,582 of the shares sold by the selling stockholders in the offering at $32.99 per share (the same price per share at which the underwriter purchased shares from the selling stockholders), for a total purchase price of $50.0 million.
Between November 3, 2014 and March 31, 2015, we expended $77.2 million to repurchase 2,525,282 shares of our common stock pursuant to the Stock Repurchase Program, including the $50.0 million paid for the 1,515,582 shares purchased in March 2015 Secondary Offering discussed above. During the three months ended March 31, 2015, we spent $61.1 million to repurchase 1,882,382 shares of our common stock pursuant to the Stock Repurchase Program. None of the repurchased shares held in treasury have been retired.
The Stock Repurchase Program does not obligate us to acquire any particular amount of common stock or to acquire shares on any particular timetable and the program may be suspended at any time at our discretion. The timing and amount of stock repurchases will be determined by management based on its evaluation of market conditions, the trading price of the stock, applicable legal requirements, compliance with the provisions of the Senior Credit Facility Agreement and other factors.
In September 2014, Hurricane Odile inflicted widespread damage on the Baja California peninsula, particularly in the state of Baja California Sur, in which the Cabo Azul Resort is located. The hurricane caused significant damage to the buildings as well as the facilities and amenities related to the Cabo Azul Resort, including unsold Vacation Interests and property and equipment owned by us; however, we believe we have sufficient property insurance coverage so that damage caused by Hurricane Odile on our unsold Vacation Interests, net and property and equipment, net will not have a material impact on our financial condition or results of operations.
During the three months ended March 31, 2015, we received a $5.0 million advance from our insurance carrier for property damage resulting from Hurricane Odile. This advance is classified as cash flow from operating activities in our condensed consolidated statement of cash flows for the three months ended March 31, 2015 due to the fact that it has been and will continue to be used to repair and replace damage caused to our Unsold Vacation Interests, which is an income-generating operating activity.
The Cabo Azul Resort is expected to remain closed for the next several months pending completion of necessary repairs. In addition, the sales center at the Cabo Azul Resort has been shut down since Hurricane Odile and owners at the Cabo Azul Resort are being accommodated with alternative vacation choices at other resorts as repairs are being completed. We anticipate a reimbursement from our insurance carrier under our business interruption insurance policy related to business income lost during the period that the Cabo Azul Resort remains closed. This reimbursement will be recognized in our condensed consolidated statement of operations as cash is received.
Cash Flow From Operating Activities. During the three months ended March 31, 2015, net cash provided by operating activities was $45.8 million and was the result of net income of $26.0 million and non-cash revenues and expenses totaling $41.2 million, partially offset by other changes in operating assets and liabilities that resulted in a net credit of $21.4 million. The significant non-cash revenues and expenses included (i) $14.1 million in the provision for uncollectible Vacation Interest sales revenue; (ii) $10.4 million in deferred income taxes, primarily as a result of the provision for income taxes recorded for the three months ended March 31, 2015; (iii) $8.6 million in depreciation and amortization; (iv) $3.3 million in stock-based compensation expense; (v) $3.1 million in amortization of loan origination costs; (vi) $1.4 million in amortization of capitalized financing costs and original issue discounts and (vii) $0.3 million in unrealized loss on derivative instruments.
During the three months ended March 31, 2014, net cash provided by operating activities was $33.7 million and was the result of net income of $14.0 million and non-cash revenues and expenses totaling $39.1 million, partially offset by other changes in operating assets and liabilities that resulted in a net credit of $19.5 million. The significant non-cash revenues and expenses included (i) $11.4 million in the provision for uncollectible Vacation Interest sales revenue; (ii) $11.3 million in deferred income taxes, primarily as a result of provision for income taxes recorded during the three months ended March 31, 2014; (iii) $8.1 million in depreciation and amortization; (iv) $4.7 million in stock-based compensation expense; (v) $2.0 million in amortization of capitalized loan origination costs and portfolio premiums (net of discounts); (vi) $1.4 million in amortization of capitalized financing costs and original issue discounts; (vii) $0.2 million in unrealized loss on derivative instruments and (viii) $0.1 million loss on foreign currency exchange.

Cash Flow From Investing Activities. During the three months ended March 31, 2015, net cash used in investing activities was $12.9 million, consisting of (i) $9.0 million used to purchase intangible assets, primarily associated with the acquisition of intangible assets pursuant to the Master Agreement; and (ii) $4.2 million used to purchase property and equipment, primarily associated with information technology related projects and equipment and renovation projects at certain sales centers; partially offset by $0.2 million in proceeds from the sale of assets in our European operations.
During the three months ended March 31, 2014, net cash used in investing activities was $5.7 million, which was mainly attributable to cash used to purchase property and equipment, primarily associated with information technology related projects and equipment, and renovation projects at certain sales centers.
Cash Flow From Financing Activities. During the three months ended March 31, 2015, net cash used in financing activities was $91.6 million. Cash used in financing activities consisted of (i) $63.4 million in repayments on our securitization notes and Funding Facilities; (ii) $61.1 million for the repurchase of common stock in accordance with the Stock Repurchase Program; (iii) $18.1 million in repayments on the term loan portion of the Senior Credit Facility; (iv) a $9.2 million increase in cash in escrow and restricted cash; (v) $2.7 million in repayments on notes payable; and (vi) $2.4 million in debt issuance costs. These amounts were partially offset by cash provided by financing activities consisting of (a) $63.2 million from the issuance of debt under our securitization notes and Funding Facilities; (b) $1.8 million in proceeds from the exercise of stock options and (c) $0.4 million in excess tax benefits from stock-based compensation.
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

Indebtedness
The following table presents selected information on our borrowings as of the dates presented below (dollars in thousands):

	March 31, 2015					December 31, 2014
	Principal Balance	Weighted Average Interest Rate	Maturity	Gross Amount of Mortgages and Contracts as Collateral	Borrowing / Funding Availability	Principal Balance
Senior Credit Facility	$424,666	5.5%	5/9/2021	$—	$25,000	$442,775
Original issue discount related to Senior Credit Facility	(1,976)	—%		—	—	(2,055)
Notes payable-insurance policies (1)	10,038	2.8%	Various	—	—	4,286
Notes payable-other (1)	323	5.0%	Various	—	—	321
Total Corporate Indebtedness	433,051			—	25,000	445,327

Notes payable-other (1)(2)	3	—%	11/18/2015	—	—	5
Total Non-Recourse Indebtedness other than Securitization Notes and Funding Facilities	3			—	—	5

Diamond Resorts Owners Trust Series 2014-1 (2)	212,918	2.6%	5/20/2027	223,757	—	247,992
Diamond Resorts Owner Trust Series 2013-2 (2)	117,572	2.3%	5/20/2026	129,415	—	131,952
Conduit Facility (2)	63,206	3.3%	4/10/2017	68,997	136,794	—
DRI Quorum Facility and Island One Quorum Funding Facility(2)	45,585	5.5%	Various	53,835	34,415	52,315
Diamond Resorts Owner Trust Series 2013-1 (2)	39,653	2.0%	1/20/2025	44,059	—	42,838
Diamond Resorts Tempus Owner Trust 2013 (2)	14,579	6.0%	12/20/2023	20,048	—	17,143
Diamond Resorts Owner Trust Series 2011-1 (2)	15,611	4.0%	3/20/2023	16,432	—	17,124
Original issue discount related to Diamond Resorts Owner Trust Series 2011-1	(141)			—	—	(156)
Total Securitization Notes and Funding Facilities	508,983			556,543	171,209	509,208
Total	$942,037			$556,543	$196,209	$954,540

(1) Other notes payable
(2) Non-recourse indebtedness
(3) Borrowing / funding availability is calculated as the difference between the maximum commitment amount and the outstanding principal balance; however, the actual availability is dependent on the amount of eligible loans that serve as the collateral for such borrowings.

Senior Credit Facility. On May 9, 2014, we and Diamond Resorts Corporation ("DRC") entered into the Senior Credit Facility Agreement, which provides for a $470.0 million Senior Credit Facility (including a $445.0 million term loan, issued with 0.50% of original issue discount and having a term of seven years and a $25.0 million revolving line of credit having a term of five years). Borrowings under the Senior Credit Facility bear interest, at our option, at a variable rate equal to LIBOR plus 450 basis points, with a one percent LIBOR floor applicable only to the term loan portion of the Senior Credit Facility, or an alternate base rate plus 350 basis points. We used the proceeds of the term loan portion of the Senior Credit Facility, as well as approximately $5.4 million of cash on hand, to fund the approximately $418.9 million redemption amount for the outstanding Senior Secured Notes, which included $374.4 million in aggregate principal amount of Senior Secured Notes, $30.2 million representing the applicable redemption premium and $14.2 million of accrued and unpaid interest up to (but excluding) the June 9, 2014 redemption date, and to repay all outstanding indebtedness, together with accrued interest and fees, under the credit facilities associated with certain acquisitions completed in prior years. In conjunction with our entry into the Senior Credit Facility, we also terminated a previous revolving credit facility, under which no borrowings were then outstanding.
Other significant terms of the Senior Credit Facility include: (i) one percent minimum annual amortization due in quarterly payments of $1.1 million; (ii) an excess cash flow sweep (as defined in the Senior Credit Facility Agreement) no later than 100 days after the end of each fiscal year commencing with the fiscal year ended December 31, 2014 (provided that for the fiscal year ended December 31, 2014, the sweep excluded excess cash flow attributable to the period ended on June 30, 2014), of a maximum of 50%, stepping down to a 25% excess cash flow sweep when the secured leverage ratio (which represents the ratio of (1) secured total debt to (2) Adjusted EBITDA for the most recent four consecutive fiscal quarters for which financial statements have been delivered) is greater than 1:1, but equal to or less than 1.5:1, and no excess cash flow sweep if the secured leverage ratio is less than or equal to 1:1; (iii) a soft call provision of 1.01 for the first 15 months of the Senior Credit Facility; (iv) no ongoing maintenance financial covenants for the term loan, and a financial covenant calculation required on the revolving line of credit if outstanding loans under the revolving line of credit exceed 25% of the commitment amount as of the last day of any fiscal quarter; (v) a non-committed incremental $150.0 million facility available for borrowing, plus additional amounts greater than $150.0 million, subject in the case of such additional amount subject to meeting a required secured leverage ratio and (vi) our ability to make restricted payments, including the payment of dividends or share repurchases, up to an aggregate of $25.0 million over the term of the loan (less certain investment and other debt amounts specified under the Senior Credit Facility Agreement), plus the remaining portion of the cash flow that is not used to amortize debt pursuant to the excess cash flow provision described above. Notwithstanding the restricted payments allowance under the Senior Credit Facility discussed above, following the amendment to the Senior Credit Facility Agreement on December 22, 2014, we were also permitted to make restricted payments of $75.0 million (including purchases under our Stock Repurchase Program), by increasing our $25.0 million restricted payments allowance described above by $50.0 million, from and after December 22, 2014 through the earlier of (x) the day that is 100 days after December 31, 2014, and (y) the date on which the portion of our excess cash flow that could be utilized for restricted payments would be finally determined based on our audited financial statements for the year ended December 31, 2014.
For the year ended December 31, 2014, the excess cash flow sweep calculated in accordance with the requirements above was $30.3 million; however, certain note holders declined this repayment, which resulted in a $18.1 million principal reduction on the Senior Credit Facility on March 5, 2015. Commensurate with this principal reduction payment, the minimum quarterly payment of $1.1 million described above will not be required until the quarter ending March 31, 2017.
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
As indicated above, covenants in the Senior Credit Facility Agreement requiring us to prepay outstanding amounts under the term loan using a portion of our excess cash flow, and covenants limiting our ability to incur indebtedness, to make certain investments and to pay dividends or make other equity distributions and purchase or redeem capital stock and the financial covenant compliance that is triggered by having more than 25% of the revolving credit commitment outstanding at the end of any quarter, are determined by reference to Adjusted EBITDA for us and our restricted subsidiaries. Covenants included in the Notes Indenture that governed the Senior Secured Notes were similarly determined by reference to Adjusted EBITDA for us and our restricted subsidiaries. As of March 31, 2015, all of our subsidiaries were designated as restricted subsidiaries, as defined in the Senior Credit Facility Agreement.
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
Pursuant to ASC 978, if we review our projections and determine that our estimated Vacation Interest cost of sales was higher (or lower) than our actual Vacation Interest cost of sales for the prior life of the project (which, for us, goes back to our acquisition of Sunterra Corporation in 2007), we apply the higher (or lower) Vacation Interest cost of sales retroactively. In such a case, our Vacation Interest cost of sales for the current period will be increased (or reduced) by the entire aggregate amount by which we underestimated (or overestimated) Vacation Interest cost of sales over such period (reflecting a cumulative adjustment extending back to the beginning of the current period). For additional information regarding how we record Vacation Interest cost of sales, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Use of Estimates—Vacation Interest Cost of Sales” set forth in the 2014 Form 10-K.
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

•
we make expenditures to replenish VOI inventory (principally pursuant to our inventory recovery agreements), and Adjusted EBITDA does not reflect our cash requirements for these expenditures or certain costs of carrying such inventory (which are capitalized); and

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
The following tables present Adjusted EBITDA, as calculated in accordance with, and for purposes of covenants contained in, the Senior Credit Facility Agreement, reconciled to each of (1) our net cash provided by operating activities and (2) our net income. The tables below present this reconciliation on an actual basis for the three months ended March 31, 2015 and 2014 and for the 12 months ended March 31, 2015 ("LTM"). LTM is calculated by adding the applicable financial data for the three months ended March 31, 2015 to the corresponding amount for the year ended December 31, 2014, and then subtracting the corresponding amount for the three months ended March 31, 2014. LTM Adjusted EBITDA is presented because, as discussed above, certain covenants in the Senior Credit Facility Agreement are based upon Adjusted EBITDA for us and our restricted subsidiaries for the four most recently ended fiscal quarters.

	Three Months Ended March 31,
	2015	2014	LTM
	(In thousands)
Net cash provided by operating activities	$45,778	$33,663	$130,173
Provision for income taxes	19,525	12,047	57,712
Provision for uncollectible Vacation Interest sales revenue(a)	(14,096)	(11,433)	(59,865)
Amortization of capitalized financing costs and original issue discounts(a)	(1,402)	(1,437)	(5,302)
Deferred income taxes(b)	(10,447)	(11,260)	(23,611)
Loss on foreign currency(c)	(98)	(88)	(372)
Gain on mortgage purchase(a)	96	49	668
Unrealized loss on derivative instruments(d)	(258)	(199)	(59)
Unrealized loss on post-retirement benefit plan(e)	(43)	(43)	(171)
Corporate interest expense(f)	7,686	13,246	36,311
Change in operating assets and liabilities excluding acquisitions(g)	21,404	19,473	134,636
Vacation Interest cost of sales(h)	1,138	12,902	51,735
Adjusted EBITDA - Consolidated	$69,283	$66,920	$321,855

(a)	Represents non-cash charge or gain.

(b)	Represents the deferred income tax liability as a result of the provision for income taxes recorded for each period.

(c)
Represents net realized loss on foreign exchange transactions settled at unfavorable exchange rates and unrealized net loss resulting from the devaluation of foreign currency-denominated assets and liabilities.

(d)	Represents the effects of the changes in mark-to-market valuations of derivative liabilities.

(e)	Represents unrealized loss on our post-retirement benefit plan related to a collective labor agreement entered into with the employees of our two resorts in St. Maarten.

(f)	Represents corporate interest expense; does not include interest expense related to non-recourse indebtedness incurred by our special-purpose subsidiaries that is secured by our VOI consumer loans.

(g)
Represents the net change in operating assets and liabilities excluding acquisitions, as computed directly from the statements of cash flows. Vacation Interest cost of sales is included in the net changes in unsold Vacation Interests, net, as presented in the statements of cash flows.

(h)
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

	Three Months Ended March 31,
	2015	2014	LTM
	(In thousands)
Net income	$25,975	$14,010	$71,422
Plus: Corporate interest expense(a)	7,686	13,246	36,311
Provision for income taxes	19,525	12,047	57,712
Depreciation and amortization(b)	8,640	8,061	33,108
Vacation Interest cost of sales(c)	1,138	12,902	51,735
Loss on extinguishment of debt(d)	—	—	46,807
Impairments and other non-cash write-offs(b)	5	7	238
Gain on disposal of assets(b)	(34)	(4)	(295)
Amortization of loan origination costs(b)	3,042	2,064	9,907
Amortization of net portfolio premium (discounts)(b)	11	(109)	109
Stock-based compensation(e)	3,295	4,696	14,801
Adjusted EBITDA - Consolidated	$69,283	$66,920	$321,855

(a)	Corporate interest expense does not include interest expense related to non-recourse indebtedness incurred by our special-purpose vehicles that is secured by our VOI consumer loans.

(b)	These items represent non-cash charges/gains.

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

(d)
For the twelve months ended March 31, 2015, represents (i) $30.2 million of redemption premium paid on June 9, 2014 in connection with the redemption of the outstanding Senior Secured Notes using proceeds from the term loan portion of the Senior Credit Facility and (ii) $16.6 million of unamortized debt issuance costs and debt discount written off upon the extinguishment of the Senior Secured Notes and certain other indebtedness.

(e)	Represents the non-cash charge related to stock-based compensation expense.
Conduit Facility. Our amended and restated Conduit Facility agreement provides for a $200.0 million facility with a maturity date of April 10, 2017. Upon maturity, the Conduit Facility is renewable for 364-day periods at the election of the lenders. The Conduit Facility bears interest at either LIBOR or the commercial paper rate (each having a floor of 0.50%) plus 2.75%, and has a non-use fee of 0.75%. The overall advance rate on loans receivable in the portfolio is limited to 88% of the aggregate face value of the eligible loans.
On March 20, 2015, as required by the Conduit Facility, we entered into an interest rate swap agreement, with a notional amount of $56.9 million (the "March 2015 Swap") that is scheduled to mature on March 20, 2025, to manage its exposure to fluctuation in interest rates. We pay interest at a fixed rate of 2.46% based on a floating notional amount according to a pre-determined amortization schedule and receives interest based on one-month floating LIBOR. The March 2015 Swap did not qualify for hedge accounting. See "Note 3—Concentrations of Risk" of our condensed consolidated financial statements included elsewhere in this quarterly report and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" below for further detail on our derivative instruments.
The Conduit Facility is subject to covenants, including as to the maintenance of specific financial ratios. The financial ratio covenants consist of a minimum consolidated interest coverage ratio of at least 1.5 to 1.0 as of the measurement date and a maximum consolidated leverage ratio not to exceed 5.0 to 1.0 on each measurement date. The consolidated interest coverage ratio is calculated by dividing Consolidated EBITDA (as defined in the credit agreement) by Consolidated Interest Expense (as defined in the credit agreement); both are measured on a trailing 12-month basis preceding the measurement date. As of March 31, 2015, our interest coverage ratio was 9.02x. The consolidated leverage ratio is calculated by dividing Total Funded Debt (as defined in the credit agreement) minus unrestricted cash and cash equivalents as of the measurement date by Consolidated EBITDA as measured on a trailing 12-month basis preceding the measurement date. As of March 31, 2015, our consolidated leverage ratio was 0.81x. Covenants in the Conduit Facility also include a minimum liquidity requirement. The total liquidity covenant stipulates that our aggregate unrestricted cash and cash equivalents as of the measurement date must exceed $10.0 million through the Commitment Expiration Date. As of March 31, 2015, our unrestricted cash and cash equivalents under the non-special-purpose subsidiaries was $183.1 million, which was $173.1 million higher than the minimum requirement. As of March 31, 2015, we were in compliance with all of these covenants.
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
On September 20, 2013, we issued the Tempus 2013 Notes with a face value of $31.0 million from receivables we acquired in connection with our acquisition of certain management agreements, unsold VOIs and the rights to recover and resell such interests, consumer loan portfolio and certain real property and other assets on July 1, 2011 (the "Tempus Resorts Acquisition"). The Tempus 2013 Notes bear interest at a rate of 6.0% per annum and mature on December 20, 2023.
On November 20, 2013, we issued DROT 2013-2 Notes that included a $44.7 million prefunding account. The DROT 2013-2 Notes were comprised of $213.2 million of AA rated vacation ownership loan-backed notes and $11.8 million of A+ rated vacation ownership loan-backed notes. The initial proceeds were used to pay off the $152.8 million then-outstanding principal balance, accrued interest and fees associated with the Conduit Facility, terminate the two interest rate swap agreements then in effect, pay certain expenses incurred in connection with the issuance of the DROT 2013-2 Notes, and fund related reserve accounts including the prefunding account) with the remaining proceeds transferred to us for general corporate use.
On November 20, 2014, we issued the Diamond Resorts Owner Trust 2014-1 Notes that were comprised of $235.6 million of A+/AA- rated vacation ownership loan-backed notes and $24.4 million of A-/A rated vacation ownership loan-backed notes. The initial proceeds were used to pay off the $141.3 million then-outstanding principal balance plus accrued interest and fees associated with the Conduit Facility, pay certain expenses incurred in connection with the issuance of the DROT 2014-1 Notes and fund related reserve accounts (including the prefunding account) with the remaining proceeds transferred to us for general corporate use. As of December 31, 2014, cash in escrow and restricted cash included $4.4 million related to the prefunding account, all of which was released to our unrestricted cash account in January 2015.
Quorum Facility. Our subsidiary, DRI Quorum 2010, LLC (“DRI Quorum”), entered into the DRI Quorum Facility through a Loan Sale and Servicing Agreement (the “LSSA"), dated as of April 30, 2010 with Quorum as purchaser. The LSSA and related documents originally provided for an aggregate minimum $40.0 million loan sale facility and joint marketing venture, whereby DRI Quorum may sell eligible consumer loans and in-transit loans to Quorum on a nonrecourse, permanent basis, provided that the underlying consumer obligor is a Quorum credit union member. The joint marketing venture was subject to a minimum term of two years and the LSSA provided for a purchase period of two years. The purchase price payment and the program purchase fee are each determined at the time that the loan is sold to Quorum. To the extent excess funds remain after payment of the sold loans at Quorum's purchase price, such excess funds are required to be remitted to us as a deferred purchase price payment. The LSSA was amended on April 27, 2012 to increase the aggregate minimum committed amount of the Quorum Facility to $60.0 million, and further amended and restated effective as of December 31, 2012 to increase the aggregate minimum committed amount of the Quorum Facility to $80.0 million and to extend the term of the agreement to December 31, 2015; provided that Quorum may further extend the term for additional one-year periods by written notice.
On July 24, 2013, we assumed a loan sale agreement that provides for an aggregate minimum $15.0 million loan sale facility (the "Island One Quorum Funding Facility"). Under the Island One Quorum Funding Facility, eligible consumer loans and in-transit loans are sold to Quorum on a non-recourse, permanent basis, provided that the underlying consumer obligor is, or becomes, a Quorum credit union member. The Island One Quorum Funding Facility provides for a purchase period of three years at a variable program fee of the published Wall Street Journal prime rate plus 6.0%, with a floor of 8.0%. The loan purchase commitment is conditional upon certain portfolio delinquency and default performance measurements.
DPM Inventory Loan. On May 21, 2012, DPM Acquisition, LLC and subsidiaries (collectively, "DPMA") entered into an Inventory Loan and Security Agreement (the "DPM Inventory Loan") with RFA PMR LoanCo, LLC. The DPM Inventory Loan provided debt financing for a portion of the purchase price of the defaulted receivables to be purchased by DPMA pursuant to a collateral recovery and repurchase agreement entered into between DPMA and an affiliate of RFA PMR LoanCo, LLC. The interest rate was a variable rate equal to the sum of LIBOR plus 6.0% per annum; provided that LIBOR was never less than

2.0% or greater than 4.0% per annum. There was no principal balance outstanding under the DPM Inventory Loan as of March 31, 2015; however, we have the option of borrowing additional amounts under the DPM Inventory Loan.
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
Notes Payable. We finance premiums on certain insurance policies under three unsecured notes. One of the unsecured note is scheduled to mature in October 2015 and carries an interest rate of 2.8% per annum. The remaining two unsecured notes are scheduled to mature in January 2016 and each carries an interest rate of 2.7% per annum. In addition, we purchased certain software licenses during the three months ended June 30, 2014, with annual interest-free payments due for the next three years, and this obligation was recorded at fair value using a discount rate of 5.0%.
Future Capital Requirements. Over the next 12 months, we expect that our cash flows from operations and the borrowings under the Funding Facilities and the Senior Credit Facility will be available to cover the interest payments due under our indebtedness and fund our operating expenses and other obligations, including any purchases of common stock under the Stock Repurchase Program. See "Liquidity and Capital Resources—Overview" for further detail on the Stock Repurchase Program.
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
As a result of our initial public offering completed in July 2013 (the "IPO") and the resulting change in ownership, our federal NOLs are limited under Internal Revenue Code Section 382 and state NOLs are subject to similar limitations in many cases. Due to current favorable tax law regarding recognition of income from Vacation Interest sales and use of NOLs, we anticipate our current federal and state cash income taxes payable will be substantially lower than our income tax provision for the year ending December 31, 2015.
Commitments and Contingencies. From time to time, we or our subsidiaries are subject to certain legal proceedings and claims in the ordinary course of business.
FLRX Inc. As previously disclosed, a judgment was entered in January 2010 against FLRX, Inc. (“FLRX”) in an amount equal to $30.0 million plus post-judgment interest at a rate of 12% per annum and attorney's fees of approximately $1.5 million plus accrued interest, and the court further ordered specific performance of certain ongoing contractual obligations (the “FLRX Judgment”). In April 2012, the plaintiffs in the FLRX litigation filed a lawsuit against DRII's predecessor, Diamond Resorts Parent, LLC ("DRP") and DRC (the “Alter Ego Suit”) alleging claims for alter ego and fraudulent conveyance and seeking to hold DRP and DRC liable for the FLRX Judgment. In November 2013, the parties to the Alter Ego Suit executed a settlement agreement, and the Alter Ego case was subsequently dismissed by the United States District Court for the Western District of Washington on June 24, 2014. See “Part I. Item 3. Legal Proceedings” in the 2014 Form 10-K for further detail regarding the FLRX litigation. Since FLRX currently conducts no operations and has no material assets, and since none of DRII or any other subsidiary has any obligation to provide any funding to FLRX, we believe that we will not have any material liability when the case against FLRX is ultimately resolved. It is possible that FLRX may at some point determine to file for protection under the Federal Bankruptcy Code.
Off-Balance Sheet Arrangements. As of March 31, 2015, we did not have any off-balance sheet arrangements (as defined in Item 303(a)(4) of Regulation S-K).
Contractual Obligations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations" in the 2014 Form 10-K for a summary of our contractual obligations as of December 31, 2014. There were no material changes outside the ordinary course of our business in contractual obligations from December 31, 2014 through March 31, 2015.

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
Critical accounting policies are those policies that, in management's view, are most important in the portrayal of our financial condition and results of operations. The methods, estimates and judgments that we use in applying our accounting policies have a significant impact on the results that we report in our financial statements. These critical accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. For further detail of those Critical Accounting Policies and Use of Estimates that require significant judgment, see "Item 7. Management's Discussion and Analysis of Financial Condition—Critical Accounting Policies and Use of Estimates" set forth in the 2014 Form 10-K.

New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which supersedes most of the current revenue recognition requirements. The core principle of the new guidance is that an entity is required to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. New disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. Entities must adopt the new guidance using one of two retrospective application methods. Early application is not permitted. This guidance is effective for us for our quarter ending March 31, 2017; however, the FASB has recently proposed a one-year deferral of the effective date of this guidance which, if approved, will delay the implementation date for us to our quarter ending March 31, 2018. We are currently evaluating the standard to determine the impact of its adoption on our financial statements.
In January 2015, the FASB issued ASU No. 2015-01, Income Statement—Extraordinary and Unusual Items ("ASU No. 2015-01"), which eliminates from U.S. GAAP the concept of extraordinary items. Extraordinary items are events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence. ASU No. 2015-01 simplifies income statement presentation by altogether removing the concept of extraordinary items from consideration. ASU No. 2015-01 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. We will adopt ASU No. 2015-01 as of our quarter ending March 31, 2016. We believe that the adoption of this update will not have a material impact on our financial statements.
In February 2015, the FASB issued ASU No. 2015-02, Consolidation (“ASU No. 2015-02”), which is intended to respond to stakeholders’ concerns about the current accounting guidance for certain legal entities. The amendments update the analysis of consolidation for limited partnerships, contractual fee arrangements and investment funds, as well as include additional guidance on the effect of related parties. The amendments in ASU No. 2015-02 are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The amendments in ASU No. 2015-02 may be applied retrospectively or using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. We are currently evaluating the standard to determine the impact of its adoption on our financial statements.
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest ("ASU No. 2015-03"), which is intended to simplify the presentation of debt issuance costs. The amendments in ASU No. 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU No. 2015-03. ASU No. 2015-03 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. We will adopt ASU No. 2015-03 as of our quarter ending March 31, 2016. We believe that the adoption of this update will result in a reclassification between assets and liabilities but will have no other impact on our financial statements.
In April 2015, the FASB issued ASU No. 2015-05, Intangibles - Goodwill and Other - Internal-use Software ("ASU No. 2015-05"), which provides guidance to customers about whether a cloud computing arrangement includes a software license and, if so, how the software license element of the arrangement should be accounted for by the customer. ASU No. 2015-05 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. We will adopt ASU No. 2015-05 as of our quarter ending March 31, 2016. We believe that the adoption of this update will not have a material impact on our financial statements.

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
Interest Rate Risk. We are exposed to interest rate risk through our variable rate indebtedness, including the Conduit Facility and the Senior Credit Facility. We have attempted to manage our interest rate risk through the use of derivative financial instruments. For example, we are required to hedge 90% of the outstanding note balance under the Conduit Facility. We do not hold or issue financial instruments for trading purposes and do not enter into derivative transactions that would be considered speculative positions. To manage exposure to counterparty credit risk in interest rate swap and cap agreements, we enter into agreements with highly rated institutions that can be expected to fully perform under the terms of such agreements. At March 31, 2015, our derivative financial instruments consisted of an interest rate swap agreement, which did not qualify for hedge accounting. Interest differentials resulting from these agreements are recorded on an accrual basis as an adjustment to interest expense.
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
As of March 31, 2015, 51.8% of our borrowings, or $487.9 million, bore interest at variable rates. However, all of our variable-rate borrowings require a minimal interest rate floor when LIBOR is below certain levels. Assuming the level of variable-rate borrowings outstanding at March 31, 2015, and assuming a one percentage point increase in the 2015 average interest rate payable on these borrowings, we estimate that our interest expense would have increased and net income would have decreased by approximately $0.3 million for the three months ended March 31, 2015.
Foreign Currency Translation Risk. In addition to our operations throughout the U.S., we conduct operations in international markets from which we receive, at least in part, revenues in foreign currencies. For example, we receive Euros and British Pounds Sterling in connection with operations in our European managed resorts and European VOI sales and Mexican Pesos in connection with our operations in Mexico. Because our financial results are reported in U.S. dollars, fluctuations in the value of the Euro, British Pound Sterling and Mexican Peso against the U.S. dollar have had, and will continue to have, an effect, which may be significant, on our reported financial results. A decline in the value of any of the foreign currencies in which we receive revenues, including the Euro, British Pound Sterling or Mexican Peso, against the U.S. dollar will tend to reduce our reported revenues and expenses, while an increase in the value of any such foreign currencies against the U.S. dollar will tend to increase our reported revenues and expenses. Variations in exchange rates can significantly affect the comparability of our financial results between financial periods. For additional information on the potential impact of exchange rate fluctuations on our financial results, see "Part I Item 1A. Risk Factors—Fluctuations in foreign currency exchange rates may affect our reported results of operations." in the 2014 Form 10-K.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II—OTHER INFORMATION

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On October 28, 2014, our Board of Directors authorized the Stock Repurchase Program allowing for the expenditure of up to $100.0 million for the repurchase of our common stock, subject to the terms, conditions and limitations in the Senior Credit Facility. For further detail regarding the Stock Repurchase Program and the terms of the Senior Credit Facility, including the limitations under the Senior Credit Facility on our ability to make restricted payments, see “Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."
The following is a summary of common stock repurchased by us by month during the first quarter of 2015 under the Stock Repurchase Program:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program
January 1 to 31	150,700	$28.69	150,700	$79,622,000
February 1 to 28	126,100	$30.03	126,100	$75,836,000
March 1 to 31 (1)	1,605,582	$33.02	1,605,582	$22,817,000
Total	1,882,382		1,882,382

(1) Includes an aggregate of 1,515,582 shares purchased from the underwriter in the March 2015 Secondary Offering for an aggregate purchase price of $50.0 million ($32.99 per share). See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" for further discussion of the March 2015 Secondary Offering.

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
101
The following materials from Diamond Resorts International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income; (iii) the Condensed Consolidated Statement of Stockholder's Equity; (iv) the Condensed Consolidated Statements of Cash Flows and (v) Notes to the Condensed Consolidated Financial Statements, furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAMOND RESORTS INTERNATIONAL, INC.

Date:	May 5, 2015	By:	/s/ DAVID F. PALMER
David F. Palmer
President and Chief Executive Officer (Principal Executive Officer)

Date	May 5, 2015	By:	/s/ C. ALAN BENTLEY
C. Alan Bentley
Executive Vice President and Chief Financial Officer (Principal Financial Officer)