Form 10-Q
period 2015-06-30
Diamond Resorts International, Inc.
filed 2015-08-05
CIK 1566897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________

FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES ☒ NO
As of August 4, 2015, there were 73,107,102 outstanding shares of the common stock, par value $0.01 per share, of Diamond Resorts International, Inc.

PART I — FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2015 and December 31, 2014
(In thousands, except share data)

	June 30, 2015
	(Unaudited)	December 31, 2014
Assets:
Cash and cash equivalents	$231,246	$242,486
Cash in escrow and restricted cash	90,413	80,914
Mortgages and contracts receivable, net of allowance of $145,830 and $130,639, respectively	535,345	498,662
Due from related parties, net	38,452	51,651
Other receivables, net	28,194	59,821
Income tax receivable	772	467
Deferred tax asset	336	423
Prepaid expenses and other assets, net	150,529	86,439
Unsold Vacation Interests, net	318,003	262,172
Property and equipment, net	73,474	70,871
Assets held for sale	1,386	14,452
Goodwill	30,642	30,632
Other intangible assets, net	178,301	178,786
Total assets	$1,677,093	$1,577,776
Liabilities and Stockholders' Equity:
Accounts payable	$23,951	$14,084
Due to related parties, net	95,937	34,768
Accrued liabilities	154,601	134,680
Income taxes payable	22	108
Deferred income taxes	70,590	47,250
Deferred revenues	93,733	124,997
Senior Credit Facility, net of unamortized original issue discount of $1,908 and $2,055, respectively	422,758	440,720
Securitization notes and Funding Facilities, net of unamortized original issue discount of $127 and $156, respectively	536,450	509,208
Derivative liabilities	81	—
Notes payable	6,255	4,612
Total liabilities	1,404,378	1,310,427

Stockholders' equity:
Common stock $0.01 par value per share; authorized - 250,000,000 shares, issued - 73,501,912 shares and 75,732,088 shares, respectively	735	757
Preferred Stock $0.01 par value per share; authorized - 5,000,000 shares	—	—
Additional paid-in capital	423,271	482,732
Accumulated deficit	(117,657)	(180,502)
Accumulated other comprehensive loss	(20,649)	(19,561)
Subtotal	285,700	283,426
Less: Treasury stock at cost; 399,810 and 642,900 shares, respectively	(12,985)	(16,077)
Total stockholders' equity	272,715	267,349
Total liabilities and stockholders' equity	$1,677,093	$1,577,776

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
For the three and six months ended June 30, 2015 and 2014
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Management and member services	$42,039	$39,219	$82,678	$77,443
Consolidated resort operations	4,125	9,621	7,334	18,344
Vacation Interests sales, net of provision of $20,811, $12,843, $34,907 and $24,276, respectively	150,281	130,005	272,847	235,902
Interest	18,799	16,206	37,601	31,880
Other	16,258	13,963	28,562	26,670
Total revenues	231,502	209,014	429,022	390,239
Costs and Expenses:
Management and member services	8,316	5,881	16,397	14,828
Consolidated resort operations	4,048	8,675	7,749	16,446
Vacation Interests cost of sales	7,451	15,462	8,589	28,364
Advertising, sales and marketing	84,878	71,107	153,391	131,882
Vacation Interests carrying cost, net	9,373	6,729	19,741	14,604
Loan portfolio	2,181	2,359	4,918	4,849
Other operating	7,338	5,266	12,349	10,803
General and administrative	23,531	23,264	55,787	47,456
Depreciation and amortization	8,457	8,269	17,097	16,330
Interest expense	11,521	17,383	23,125	33,998
Loss on extinguishment of debt	—	46,807	—	46,807
Impairments and other write-offs	7	35	12	42
Loss (gain) on disposal of assets	72	(149)	38	(153)
Total costs and expenses	167,173	211,088	319,193	366,256
Income (loss) before provision for income taxes	64,329	(2,074)	109,829	23,983
Provision for income taxes	27,459	657	46,984	12,704
Net income (loss)	36,870	(2,731)	62,845	11,279
Other comprehensive income (loss):
Currency translation adjustments, net of tax of $0	1,994	1,126	(1,168)	1,511
Post-retirement benefit plan	43	42	86	85
Other	12	9	(6)	(5)
Total other comprehensive income (loss), net of tax	2,049	1,177	(1,088)	1,591
Comprehensive income (loss)	$38,919	$(1,554)	$61,757	$12,870
Net income (loss) per share:
Basic	$0.50	$(0.04)	$0.85	$0.15
Diluted	$0.49	$(0.04)	$0.82	$0.15
Weighted average common shares outstanding:
Basic	73,052	75,456	73,769	75,443
Diluted	75,759	75,456	76,430	76,068

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the six months ended June 30, 2015
(In thousands, except share data)
(Unaudited)

	Common Stock Shares Outstanding	Common Stock Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Less: Treasury Stock at Cost	Total Stockholders' Equity
Balance at January 1, 2015	75,089,188	$757	$482,732	$(180,502)	$(19,561)	$(16,077)	$267,349
Exercise of stock options	137,750	1	2,204	—	—	—	2,205
Stock-based compensation	157,356	2	15,153	—	—	—	15,155
Excess tax benefits from stock-based compensation	—	—	375	—	—	—	375
Common stock repurchased under the Stock Repurchase Program	(2,282,192)	—	—	—	—	(74,126)	(74,126)
Retirement of treasury stock	—	(25)	(77,193)			77,218	—
Net income for the six months ended June 30, 2015	—	—		62,845	—	—	62,845
Other comprehensive income (loss):
Currency translation adjustment, net of tax of $0	—	—	—	—	(1,168)	—	(1,168)
Change in post-retirement benefit plan, net of tax of $0	—	—	—	—	86	—	86
Other	—	—	—	—	(6)	—	(6)
Balance at June 30, 2015	73,102,102	$735	$423,271	$(117,657)	$(20,649)	$(12,985)	$272,715

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the six months ended June 30, 2015 and 2014 (In thousands) (Unaudited)

	2015	2014
Operating activities:
Net income	$62,845	$11,279
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for uncollectible Vacation Interests sales	34,907	24,276
Amortization of capitalized financing costs and original issue discounts	2,801	2,954
Amortization of capitalized loan origination costs and net portfolio discounts	6,161	4,118
Depreciation and amortization	17,097	16,330
Stock-based compensation	7,717	8,862
Loss on extinguishment of debt	—	46,807
Impairments and other write-offs	12	42
Loss (gain) on disposal of assets	38	(153)
Deferred income taxes	23,266	10,782
Loss on foreign currency exchange	198	84
Gain on mortgage repurchase	(279)	(383)
Unrealized loss on derivative instruments	105	196
Unrealized loss on post-retirement benefit plan	86	85
Changes in operating assets and liabilities excluding acquisitions:
Mortgages and contracts receivable	(77,427)	(51,361)
Due from related parties, net	19,561	11,107
Other receivables, net	31,731	18,233
Prepaid expenses and other assets, net	(53,603)	(69,375)
Unsold Vacation Interests, net	(42,529)	1,828
Accounts payable	9,724	448
Due to related parties, net	61,701	42,429
Accrued liabilities	19,130	(23,710)
Income taxes receivable/payable	(391)	477
Deferred revenues	(31,456)	(2,481)
Net cash provided by operating activities	91,395	52,874
Investing activities:
Property and equipment capital expenditures	(10,917)	(9,862)
Purchase of goodwill and other intangible assets	(8,993)	—
Investment in joint venture in Asia	(1,500)	—
Proceeds from sale of assets	238	264
Net cash used in investing activities	$(21,172)	$(9,598)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—Continued For the six months ended June 30, 2015 and 2014 (In thousands) (Unaudited)

	2015	2014
Financing activities:
Changes in cash in escrow and restricted cash	$(9,505)	$14,617
Proceeds from issuance of Senior Credit Facility	—	442,775
Proceeds from issuance of securitization notes and Funding Facilities	153,490	115,098
Proceeds from issuance of notes payable	—	1,113
Payments on Senior Credit Facility	(18,109)	—
Payments on securitization notes and Funding Facilities	(126,276)	(94,473)
Payments on Senior Secured Notes, including redemption premium	—	(404,683)
Payments on notes payable	(6,849)	(25,833)
Payment of debt issuance costs	(2,350)	(10,669)
Excess tax benefits from stock-based compensation	375	—
Common stock repurchased under the Stock Repurchase Program	(74,126)	—
Proceeds from exercise of stock options	2,205	299
Payments for derivative instrument	(316)	—
Net cash (used in) provided by financing activities	(81,461)	38,244
Net (decrease) increase in cash and cash equivalents	(11,238)	81,520
Effect of changes in exchange rates on cash and cash equivalents	(2)	417
Cash and cash equivalents, beginning of period	242,486	35,945
Cash and cash equivalents, end of period	$231,246	$117,882

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash interest paid on corporate indebtedness	$12,163	$42,559
Cash interest paid on securitization notes and Funding Facilities	$8,092	$6,999
Cash paid for taxes, net of cash tax refunds	$486	$1,240

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Insurance premiums financed through issuance of notes payable	$8,492	$6,173
Unsold Vacation Interests, net reclassified to property and equipment	$—	$5,616
Assets held for sale reclassified to unsold Vacation Interests	$12,982	$—
Information technology software and support financed through issuance of notes payable	$—	$472

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1	— Background, Business and Basis of Presentation
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
The Company operates in the hospitality and vacation ownership industry, with a worldwide network of 342 vacation destinations located in 34 countries throughout the world, including the continental United States ("U.S."), Hawaii, Canada, Mexico, the Caribbean, Central America, South America, Europe, Asia, Australia, New Zealand and Africa. The Company’s resort network includes 93 resort properties with approximately 11,000 units that are managed by the Company and 245 affiliated resorts and hotels and four cruise itineraries, which the Company does not manage and do not carry the Company's brand, but are a part of the Company's network and, through THE Club and other Club offerings (the "Clubs"), are available for its members to use as vacation destinations.
The Company’s operations consist of two interrelated businesses: (i) hospitality and management services, which includes operations related to the management of the homeowners associations (the "HOAs") for resort properties and seven multi-resort trusts and one single-resort trust (collectively, the "Diamond Collections"), operations of the Clubs, food and beverage venues owned and managed by the Company and the provision of other hospitality and management services and (ii) Vacation Interests ("VOIs" or "Vacation Interests") sales and financing, which includes marketing and sales of VOIs and consumer financing for purchasers of the Company’s VOIs.
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
As a result of these transactions, the operating results and the assets and liabilities of the St. Maarten properties were deconsolidated from the Company's condensed consolidated financial statements effective January 1, 2015 (with the exception of cash and all employee-related liabilities including the post-retirement benefit plan, which are expected to be deconsolidated during the quarter ending September 30, 2015) (the "St. Maarten Deconsolidation").
Basis of Presentation
The accompanying condensed consolidated financial statements of Diamond Resorts International, Inc. and its subsidiaries have been prepared in accordance with accounting policies described in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 (the "2014 Form 10-K"). Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal and recurring nature. The accompanying condensed consolidated financial statements should be reviewed in conjunction with the Company's annual consolidated financial statements included in the 2014 Form 10-K. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results for the full year ending December 31, 2015 or any future period.
Certain balances in the Company's condensed consolidated statement of cash flows for the six months ended June 30, 2014 have been reclassified for immaterial foreign currency translation adjustments to conform to current year presentation.

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
Use of Estimates—The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, the Company evaluates its estimates and assumptions, including those related to revenue, bad debts, unsold Vacation Interests, net, Vacation Interests cost of sales, stock-based compensation expense and income taxes. These estimates are based on historical experience and various other assumptions that management believes are reasonable under the circumstances. The results of the Company's analyses form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and the impact of such differences may be material to the Company's condensed consolidated financial statements.
Vacation Interests Sales, Net—Vacation Interests sales, net is comprised of Vacation Interests sales, net of a provision for uncollectible Vacation Interests sales, both of which are accounted for in accordance with Accounting Standards Codification (“ASC”) 978, “Real Estate-Time-Sharing Activities” ("ASC 978"). Vacation Interests sales consist of revenue from the sale of points, which can be utilized for vacations at any of the resorts in the Company's network for varying lengths of stay, net of an amount equal to the expense associated with certain sales incentives. A variety of sales incentives are routinely provided as sales tools. Sales centers have predetermined budgets for sales incentives and manage the use of incentives accordingly. A provision for uncollectible Vacation Interests sales is recorded upon completion of each financed sale. The provision is calculated based on historical default experience associated with the customer's Fair Isaac Corporation ("FICO") credit score. Additionally, the Company analyzes its allowance for loan and contract losses quarterly and makes adjustments based on current trends in consumer loan delinquencies and defaults and other criteria, if necessary. All of the Company's Vacation Interests sales, net is allocated to the Vacation Interests sales and financing business segment.
Vacation Interests sales, net consisted of the following for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Vacation Interests sales	$171,092	$142,848	$307,754	$260,178
Provision for uncollectible Vacation Interests sales	(20,811)	(12,843)	(34,907)	(24,276)
Vacation Interests sales, net	$150,281	$130,005	$272,847	$235,902

Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which supersedes most of the current revenue recognition requirements. The core principle of this guidance is that an entity is required to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. New disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. Entities must adopt the new guidance using one of two retrospective application methods. This guidance was to be effective for the Company for its quarter ending March 31, 2017; however, the FASB recently approved a one-year deferral of the effective date of this guidance, which is now the quarter ending March 31, 2018 for the Company. Early adoption is permitted as of the original effective date. The Company is currently evaluating the standard to determine the impact of the adoption of this guidance on its financial statements.
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
 Credit Risk—The Company is exposed to on-balance sheet credit risk related to its mortgages and contracts receivable. The Company offers financing to the buyers of VOIs and bears the risk of defaults on promissory notes delivered to it by buyers of VOIs. If a buyer of VOIs defaults, the Company generally attempts to resell such VOIs by exercise of a power of sale. The associated marketing, selling, and administrative costs from the original sale are not recovered and such costs must be incurred again to resell the VOIs. Although in many cases the Company may have recourse against a buyer of VOIs for the unpaid price, certain states have laws that limit the Company’s ability to recover personal judgments against customers who have defaulted on their loans, and the Company has generally not pursued this remedy.
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
 Geographic Concentration—Portions of the Company's consumer loan portfolio are concentrated in certain geographic regions within the U.S. As of June 30, 2015, the Company's loans to California, Arizona and Florida residents constituted 33.1%, 8.7% and 5.7%, respectively, of the consumer loan portfolio. The deterioration of the economic condition and financial well-being of the regions in which the Company has significant loan concentrations, such as California, Arizona or Florida, could adversely affect the results of operations for its consumer loan portfolio business. No other state or foreign country concentration accounted for in excess of 5.0% of the portfolio. The credit risk inherent in such concentrations is dependent upon regional and general economic stability, which affects property values and the financial well-being of the borrowers.
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

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

On March 20, 2015, as required by the Company's $200.0 million conduit facility (the "Conduit Facility") that was most recently amended and restated on February 5, 2015 and further amended on June 26, 2015 (the "June 2015 Amendment"), the Company entered into an interest rate swap agreement with a notional amount of $56.9 million (the "March 2015 Swap") that was scheduled to mature on March 20, 2025, to manage its exposure to fluctuations in interest rates. The Company paid interest at a fixed rate of 2.46% based on a floating notional amount according to a pre-determined amortization schedule and received interest based on one-month floating LIBOR. The March 2015 Swap did not qualify for hedge accounting. On July 29, 2015, the March 2015 Swap was terminated upon the payoff of the then-outstanding balance under the Conduit Facility using the proceeds from the issuance of $170.0 million of investment-grade securities, consisting of two tranches of vacation ownership loan-backed notes (collectively, the "DROT 2015-1 Notes").
As of June 30, 2015, the fair value of the March 2015 Swap was calculated to be $0.1 million based on a valuation report provided by a counterparty. This fair value was recorded as a derivative liability with an offsetting charge to interest expense.
On June 26, 2015, the Company entered into an interest rate cap (the "June 2015 Cap") to further limit its exposure to interest rate increases. The June 2015 Cap was scheduled to terminate on June 20, 2025 and bore an interest rate of 4.64% based on a notional amount of $72.0 million, subject to adjustment in accordance with the terms of the agreement governing the June 2015 Cap. The June 2015 Cap did not qualify for hedge accounting. The Company paid $0.3 million for the June 2015 Cap, which was recorded as a derivative asset.
The June 2015 Cap was terminated on July 1, 2015 concurrent with the further amendment of the Conduit Facility on July 1, 2015 (the "July 2015 Amendment"). See "Note 16—Borrowings" for further detail on the Conduit Facility.
As of June 30, 2015, the fair value of the June 2015 Cap was calculated to be $0.3 million based on a valuation report provided by a counterparty. This fair value was included in prepaid expenses and other assets and the change between the initial amount paid for the June 2015 Cap and the fair value was recorded as interest expense during the quarter ended June 30, 2015.

Note 4	— Cash in Escrow and Restricted Cash
The nature of selected balances included in cash in escrow and restricted cash includes:
Securitization and Funding Facilities collection and reserve cash—prefunding and reserve cash held for the benefit of secured note holders and cash collections on certain mortgages receivable that secure collateralized notes. The Conduit Facility and the $80.0 million loan sale facility with Quorum Federal Credit Union (the "Quorum Facility") are collectively referred to as the "Funding Facilities." See "Note 16—Borrowings" below for further detail on the Conduit Facility and "Note 16—Borrowings" to the audited consolidated financial statements included in the 2014 Form 10-K for further detail on the Quorum Facility.
Collected on behalf of HOAs—restricted cash collected on behalf of the HOAs are considered pass-through balances and have no impact on the operations of the Company.
Cash in escrow and restricted cash as of the dates presented below consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Securitization and Funding Facilities collection and reserve cash	$31,260	$39,784
Collected on behalf of HOAs	23,592	15,970
Rental trust	17,530	12,556
Escrow	10,284	9,830
Bonds and deposits	876	882
Other	6,871	1,892
Total cash in escrow and restricted cash	$90,413	$80,914
As of December 31, 2014, Securitization and Funding Facilities collection and reserve cash included $4.4 million related to the future funding of contracts receivables associated with the $260.0 million securitization transaction completed on November 20, 2014 (the "DROT 2014-1 Notes") that was released to the Company's unrestricted cash account in January 2015. Securitization and Funding Facilities collection and reserve cash as of June 30, 2015 did not include such amount. See "Note 16—Borrowings" below and "Note 16—Borrowings" to the audited consolidated financial statements included in the 2014 Form 10-K for further detail on the DROT 2014-1 Notes.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

Note 5 — Mortgages and Contracts Receivable and Allowance for Loan and Contract Losses
The Company provides financing to purchasers of VOIs at its North American and St. Maarten sales centers that are collateralized by their VOIs. Eligibility for this financing is determined based on the customers’ FICO credit scores. As of June 30, 2015, the mortgages and contracts receivable bore interest at fixed rates between 6.0% and 18.0%. The terms of the mortgages and contracts receivable range from two years to 15 years and may be prepaid at any time without penalty. The weighted average interest rate of outstanding mortgages and contracts receivable was 14.7% and 14.8% as of June 30, 2015 and December 31, 2014, respectively.
The Company charges off mortgages and contracts receivable upon the earliest of (i) the completion of cancellation or foreclosure proceedings or (ii) the customer's account becoming over 180 days delinquent. Once a delinquent customer has brought the account current following the event leading to the charge-off and makes six timely payments, the charge-off is reversed. A default in a customer's initial payment (after unsuccessful collection efforts) results in a rescission of the sale. All collection and foreclosure costs related to delinquent loans are expensed as incurred. Mortgages and contracts receivable from 91 to 180 days past due as of June 30, 2015 and December 31, 2014 were 2.8% and 2.0%, respectively, of gross mortgages and contracts receivable.
The mortgages and contracts receivable, net balance includes deferred loan and contract origination costs related to mortgages originated by the Company, net of the related allowance for loan and contract losses. Loan and contract origination costs incurred in connection with providing financing for VOIs are capitalized and amortized over the estimated life of the mortgages or contracts receivable, based on historical prepayments, as a decrease to interest revenue using the effective interest method. Amortization of deferred loan and contract origination costs charged to interest revenue was $3.1 million and $2.1 million for the three months ended June 30, 2015 and 2014, respectively, and $6.1 million and $4.2 million for the six months ended June 30, 2015 and 2014, respectively.
Mortgages and contracts receivable, net as of the dates presented below consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Mortgages and contracts receivable, originated	$626,819	$567,564
Mortgages and contracts receivable, purchased	34,220	41,059
Mortgages and contracts receivable, contributed	76	154
Mortgages and contracts receivable, gross	661,115	608,777
Allowance for loan and contract losses	(145,830)	(130,639)
Deferred profit on Vacation Interests transactions	(1,492)	(1,625)
Deferred loan and contract origination costs, net of accumulated amortization	13,040	12,253
Inventory value of defaulted mortgages that were previously contributed or acquired	8,236	9,587
Premium on mortgages and contracts receivable, net of accumulated amortization	276	309
Mortgages and contracts receivable, net	$535,345	$498,662
As of June 30, 2015 and December 31, 2014, $591.9 million and $552.4 million, respectively, of the gross amount of mortgages and contracts receivable were collateralized against the Company’s various borrowings included in "Securitization notes and Funding Facilities" in the accompanying condensed consolidated balance sheets. See "Note 16—Borrowings" below and "Note 16—Borrowings" to the audited consolidated financial statements included in the 2014 Form 10-K for further detail on these borrowings.
Deferred profit on Vacation Interests transactions represents revenues less related direct costs (sales commissions, sales incentives, cost of sales and allowance for loan losses) related to sales that do not qualify for revenue recognition under ASC 978. See "Note 2—Summary of Significant Accounting Policies" to the audited consolidated financial statements included in the 2014 Form 10-K for a description of revenue recognition criteria.
Inventory value of defaulted mortgages that were previously contributed or acquired represents the inventory underlying mortgages that have defaulted. Upon recovery of the inventory, the value is transferred to unsold Vacation Interests, net.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

Activity in the allowance for loan and contract losses associated with mortgages and contracts receivable as of the dates presented below consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Balance, beginning of period	$135,701	$108,762	$130,639	$105,590
Provision for uncollectible Vacation Interests sales (a)	20,874	13,120	34,836	24,292
Mortgages and contracts receivable charged off	(11,134)	(7,886)	(20,503)	(16,737)
Recoveries	379	575	857	1,422
Effect of translation rate	10	6	1	10
Balance, end of period	$145,830	$114,577	$145,830	$114,577
_____________
(a) The provision for uncollectible Vacation Interests sales in the table above shows activity in the allowance for loan and contract losses associated with mortgages and contracts receivable and is exclusive of ASC 978 adjustments related to deferred revenue. The ASC 978 adjustments decreased the provision for uncollectible Vacation Interests sales as presented in the accompanying condensed consolidated statement of operations and comprehensive income (loss) by $0.1 million for the three months ended June 30, 2015 and by $0.3 million for the three months ended June 30, 2014, respectively. The ASC 978 adjustments increased the provision for uncollectible Vacation Interests sales by $0.1 million for the six months ended June 30, 2015 and decreased the provision by a de minimis amount for the six months ended June 30, 2014.
A summary of the credit quality and aging as of the dates presented below is as follows (in thousands):

As of June 30, 2015
FICO Credit Scores	Current	31-60	61-90	91-120	121-150	151-180	Total
>799	$61,664	$410	$200	$453	$299	$275	$63,301
700-799	335,014	3,034	2,032	2,073	2,212	3,091	347,456
600-699	192,002	6,037	3,420	2,179	2,622	3,200	209,460
<600	19,889	1,556	784	391	381	418	23,419
No FICO Credit Scores	15,601	749	356	269	289	215	17,479
	$624,170	$11,786	$6,792	$5,365	$5,803	$7,199	$661,115

As of December 31, 2014
FICO Credit Scores	Current	31-60	61-90	91-120	121-150	151-180	Total
>799	$56,005	$487	$215	$190	$143	$155	$57,195
700-799	305,636	4,276	1,338	1,396	1,335	1,050	315,031
600-699	178,550	6,313	2,687	2,034	1,891	1,674	193,149
<600	19,992	1,833	895	545	406	450	24,121
No FICO Credit Scores	17,262	817	449	361	230	162	19,281
	$577,445	$13,726	$5,584	$4,526	$4,005	$3,491	$608,777
The Company captures FICO credit scores when each loan is underwritten. The "No FICO Credit Scores" category in the tables above is primarily comprised of customers who live outside of the U.S.

Note 6	— Transactions with Related Parties
Due from Related Parties, Net and Due to Related Parties, Net
Amounts due from related parties, net and due to related parties, net consist primarily of transactions with HOAs or Diamond Collections for which the Company acts as the management company. Due from related parties, net transactions include (i) management fees for the Company’s role as the management company; (ii) certain expenses reimbursed by HOAs and Diamond Collections; and (iii) the recovery of a portion of the Company’s Vacation Interests carrying costs, management

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

and member services, consolidated resort operations, loan portfolio and general and administrative expenses that are incurred on behalf of the HOAs and the Diamond Collections according to a pre-determined schedule approved by the board of directors at each HOA and Diamond Collection. Due to related parties, net transactions include (i) the amounts due to HOAs under inventory recovery agreements that the Company enters into regularly with certain HOAs and similar agreements with the Diamond Collections, pursuant to which the Company recaptures VOIs, either in the form of vacation points or vacation intervals, and brings them into the Company’s inventory for sale to customers; (ii) the maintenance fee and assessment fee liability owed to HOAs or Diamond Collections for VOIs owned by the Company (this liability is recorded on January 1 of each year for the entire amount of annual maintenance and assessment fees, and is relieved throughout the year by payments remitted to the HOAs and the Diamond Collections; these maintenance and assessment fees are also recorded as prepaid expenses and other assets in the accompanying condensed consolidated balance sheets and amortized ratably over the year); (iii) cleaning fees owed to the HOAs for room stays paid by the Company’s customers or by a Club on behalf of a member where the frequency of the cleans exceeds those covered by the respective maintenance fees; and (iv) miscellaneous transactions with other non-HOA related parties.
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
Due from related parties, net as of the dates presented below consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Amounts due from HOAs	$19,114	$29,924
Amounts due from Diamond Collections	19,100	21,283
Amounts due from other	238	444
Total due from related parties, net	$38,452	$51,651

Due to related parties, net as of the dates presented below consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Amounts due to HOAs	$44,861	$14,788
Amounts due to Diamond Collections	51,048	19,944
Amounts due to other	28	36
Total due to related parties, net	$95,937	$34,768

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
HM&C Acquisition
On January 6, 2015, the Company entered into a Membership Interest Purchase Agreement (the "Purchase Agreement"), whereby it acquired from an entity controlled by Mr. Cloobeck and an entity controlled by Mr. Palmer (which entities owned

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

95% and 5% of the outstanding membership interests of HM&C, respectively) all of the outstanding membership interests in HM&C in exchange for an aggregate purchase price of $10,000 (the "HM&C Acquisition"). As a result of the HM&C Acquisition, effective January 1, 2015, transactions between the Company and HM&C were fully eliminated from the Company's consolidated balance sheet, as HM&C became a wholly-owned subsidiary of the Company.
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
In addition, in light of the termination of the services agreement between JHJM and HM&C and the existence of a director designation agreement dated July 17, 2013, the Company agreed in the Master Agreement that, at least through December 31, 2017, so long as Mr. Cloobeck is serving as a member of the board of directors of the Company, he will continue to be the Chairman of the Board and, in such capacity, will receive annual compensation equal to two times the compensation generally paid to other non-employee directors, and he, his spouse and children will receive medical insurance coverage.
Guggenheim Relationship
Pursuant to an agreement with the Company, DRP Holdco, LLC (the "Guggenheim Investor"), a significant investor in the Company, had the right to nominate two members to the Company's board of directors, subject to certain security ownership thresholds. Zachary Warren, a principal of Guggenheim Partners, LLC ("Guggenheim"), an affiliate of the Guggenheim Investor, serves as a member of the Company's board directors as one of the two nominees of the Guggenheim Investor. The other nominee, B. Scott Minerd, also a principal of Guggenheim, served as a member of the Company's board of directors until his resignation effective July 28, 2015. Mr. Minerd's resignation did not involve a disagreement on any matter relating to the Company's operations, policies, or practices.
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
The March 2015 Secondary Offering
On March 10, 2015, Cloobeck Diamond Parent, LLC (an entity beneficially owned and controlled by Mr. Cloobeck), the Guggenheim Investor and Best Amigos Partners, LLC (an entity beneficially owned and controlled by Lowell D. Kraff, the Vice Chairman of the board of directors of the Company) (collectively, the "Selling Stockholders") consummated the sale of an aggregate of 6,700,000 shares of common stock of the Company in an underwritten public offering. On March 20, 2015, the Selling Stockholders sold an additional aggregate of 802,316 shares of the Company's common stock to the underwriter pursuant to the underwriting agreement in connection with the underwriter's exercise of its over-allotment option. These transactions are collectively referred to as the "March 2015 Secondary Offering." The Company did not sell any stock in the March 2015 Secondary Offering and did not receive any proceeds from the offering. The Company purchased from the underwriter 1,515,582 shares sold by the Selling Stockholders in the March 2015 Secondary Offering at $32.99 per share (the same price per share at which the underwriter purchased shares from the Selling Stockholders) for a total purchase price of approximately $50.0 million. The Company incurred approximately $1.0 million in expenses related to the March 2015 Secondary Offering, including registration, filing and listing fees, printing fees and legal and accounting expenses, which are included in general and administrative expense in the condensed consolidated statements of operations.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

Aircraft Lease
In January 2012, the Company entered into an aircraft lease agreement with N702DR, LLC, a limited liability company of which Mr. Cloobeck is a beneficial owner and a controlling party. Pursuant to this lease agreement, the Company leases an aircraft from N702DR, LLC and paid N702DR, LLC $0.6 million and $1.2 million for the three and six months ended June 30, 2015, respectively, and $0.6 million and $1.2 million for the three and the six months ended June 30, 2014, respectively. In addition, pursuant to the Master Agreement described above, the Company agreed not to terminate this aircraft lease agreement until at least December 31, 2017, subject to certain termination provisions in the aircraft lease agreement.
Praesumo Agreement
In June 2009, the Company entered into an engagement agreement for individual independent contractor with Praesumo Partners, LLC, a limited liability company of which Mr. Kraff is a beneficial owner and a controlling party. Pursuant to this engagement agreement, Praesumo provides Mr. Kraff as an independent contractor to the Company to provide, among other things, acquisition, development and finance consulting services. In July 2015, the Company entered into a fourth extension agreement that extends the agreement through August 31, 2016. In consideration of these services provided pursuant to this agreement, the Company paid to Praesumo Partners, LLC, in the aggregate, $0.5 million and $0.9 million in fees and expense reimbursements during the three and six months ended June 30, 2015, respectively, and $0.4 million and $0.9 million for the three and six months ended June 30, 2014, respectively. These amounts do not include certain travel-related costs paid directly by the Company.
Mackinac Partners
C. Alan Bentley, the Executive Vice President and Chief Financial Officer of the Company, was a partner of Mackinac Partners, LLC, a financial advisory firm that provides consulting services to the Company. Effective December 31, 2014, Mr. Bentley withdrew as a partner of Mackinac Partners, LLC, and no longer has any beneficial ownership of, or economic interest in, Mackinac Partners, LLC. The services provided by Mackinac Partners, LLC to the Company include advisory services relating to mergers and acquisitions, capital formation and corporate finance. In addition to these services, which Mackinac Partners, LLC provided at hourly rates, Mackinac Partners, LLC also provides to the Company strategic advisory services of one of its managing partners at a rate of $0.2 million for each three-month period during the term. For the three and six months ended June 30, 2014, the Company paid fees and expense reimbursements to Mackinac Partners, LLC of $0.6 million and $1.4 million, respectively.
Katten Muchin Rosenman LLP
Each of Howard S. Lanznar, the Executive Vice President and Chief Administrative Officer of the Company, and Richard M. Daley, a member of the board of directors of the Company, is Of Counsel at Katten Muchin Rosenman LLP ("Katten"). Mr. Lanznar was a partner of that law firm until August 31, 2014. Katten rendered legal services to the Company during 2014 and continues to serve as the Company's counsel. During the three and six months ended June 30, 2014, the Company paid to Katten fees of $1.1 million and $2.0 million, respectively.

Note 7	— Other Receivables, Net
Other receivables, net as of the dates presented below consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Receivables related to sampler programs, net	$11,457	$17,516
Mortgage and contracts interest receivable	6,518	6,382
Rental receivables and other resort management-related receivables, net	3,344	3,972
Club dues receivable, net	3,104	27,160
Tax refund receivable	1,945	2,070
Other receivables	1,826	2,721
Total other receivables, net of allowances of $11,031 and $10,052, respectively	$28,194	$59,821

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

Note 8	— Prepaid Expenses and Other Assets, Net
The nature of selected balances included in prepaid expenses and other assets, net includes:
Unamortized maintenance fees—prepaid annual maintenance fees on unsold Vacation Interests owned by the Company billed by the HOAs and the Diamond Collections for resorts included in the Company's resort network that are managed by the Company, which are charged to expense ratably over the year.
Deferred commissions—commissions paid to sales agents related to deferred revenue from sales of sampler programs and mini-vacations ("Sampler Packages"), which allow purchasers to stay at a resort property on a trial basis. The amounts associated with the US sampler products are charged to Vacation Interests carrying cost, net as the associated revenue is recognized as rental revenue. The amounts associated with the European sampler product (which has a duration of three years and, as such, is treated as Vacation Interests sales) are charged to advertising, sales and marketing expense as the associated revenue is recognized.
Vacation Interests purchases in transit—purchases of Vacation Interests from third parties for which the titles have not been officially transferred to the Company. These Vacation Interests purchases in transit are reclassified to unsold Vacation Interests, net upon successful transfer of title.
Prepaid member benefits and affinity programs—usage rights of members of the Clubs can be exchanged for a variety of products and travel services, including airfare, cruises and excursions. Prepaid usage rights are amortized ratably over the year.
Deferred stock-based compensation—On May 19, 2015, the Company issued restricted stock, restricted stock units ("RSUs") and deferred stock to certain key management personnel and non-employee members of the board of directors of the Company. The values of this stock-based compensation are charged to expense ratably over their respective amortization periods. See "Note 21—Stock-Based Compensation" for further detail on the stock-based compensation issued.
Prepaid maintenance fees—prepaid annual maintenance fees billed by the HOAs at the resorts not managed by the Company on unsold Vacation Interests owned by the Company, which are charged to expense ratably over the year.
Investment in Joint Venture in Asia—capital contributions made in connection with the equity-holders’ agreement entered into by the Company on February 9, 2015 with two unrelated parties to form an entity for the purpose of creating, marketing and selling VOIs in certain areas of Asia, Australia and New Zealand (“Asia JV Agreement”).
Prepaid rent—portion of rent paid in advance and charged to expense in accordance with lease agreements.
Unamortized exchange fees—unamortized portion of the amount paid to Interval International, Inc. ("Interval International"), which provides an external VOI exchange program, for memberships with Interval International. This balance is amortized ratably over the year.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

Prepaid expenses and other assets, net as of the dates presented below consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Unamortized maintenance fees	$47,055	$—
Debt issuance costs, net	20,550	20,826
Deferred commissions	16,661	18,492
Vacation Interests purchases in transit	16,092	20,058
Prepaid member benefits and affinity programs	10,261	4,362
Deferred stock-based compensation	7,975	—
Deferred inventory recovery agreements	5,292	—
Prepaid insurance	4,014	2,764
Other inventory or consumables	3,936	4,067
Prepaid sales and marketing costs	3,236	2,393
Deposits and advances	2,589	3,186
Prepaid maintenance fees	2,444	3,317
Investment in joint venture in Asia	1,500	—
Prepaid rent	872	995
Prepaid professional fees	604	1,048
Prepaid postage	596	168
Unamortized exchange fees	473	71
Assets to be disposed (not actively marketed)	256	253
Other	6,123	4,439
Total prepaid expenses and other assets, net	$150,529	$86,439
With the exception of Vacation Interests purchases in transit, investment in joint venture in Asia and assets to be disposed (not actively marketed), prepaid expenses and other assets are expensed as the underlying assets are utilized or amortized. Debt issuance costs incurred in connection with obtaining funding for the Company have been capitalized and are being amortized over the lives of the related funding agreements as a component of interest expense using a method which approximates the effective interest method. Amortization of capitalized debt issuance costs included in interest expense was $1.3 million for each of the three months ended June 30, 2015 and 2014, and $2.6 million and $2.4 million for the six months ended June 30, 2015 and 2014, respectively.
Debt issuance costs, net of amortization, as of June 30, 2015 were comprised of $9.9 million related to the Senior Credit Facility, $3.9 million related to the DROT 2014-1 Notes, $2.4 million related to the $225.0 million securitization transaction completed on November 20, 2013 (the "DROT 2013-2 Notes"), $2.0 million related to the Conduit Facility, $1.1 million related to the $93.6 million securitization transaction completed on January 23, 2013 (the "DROT 2013-1 Notes"), $0.7 million related to the $31.0 million Diamond Resorts Tempus Owner Trust 2013 Notes issued on September 20, 2013 (the "Tempus 2013 Notes") and $0.6 million related to the DROT 2011-1 Notes.
Debt issuance costs, net of amortization, as of December 31, 2014 were comprised of $10.6 million related to the Senior Credit Facility, $4.3 million related to the DROT 2014-1 Notes, $2.8 million related to the DROT 2013-2 Notes, $1.3 million related to the DROT 2013-1 Notes, $0.8 million related to the Tempus 2013 Notes, $0.7 million related to the DROT 2011-1 Notes and $0.3 million related to the Conduit Facility. See "Note 16—Borrowings" elsewhere in this quarterly report and "Note 16—Borrowings" to the audited consolidated financial statements included in the 2014 Form 10-K for further detail on these borrowings.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

Note 9	— Unsold Vacation Interests, Net
Unsold Vacation Interests, net as of the dates presented below consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Completed unsold Vacation Interests, net	$272,890	$230,137
Undeveloped land	31,956	24,326
Vacation Interests construction in progress	13,157	7,709
Unsold Vacation Interests, net	$318,003	$262,172
Included in completed unsold Vacation Interests, net above is certain property in Cabo, Mexico with a cost basis of $5.7 million, which is subject to an agreement that grants a third-party an option to purchase the property. This property no longer qualified as assets held for sale as of June 30, 2015.
Activity related to unsold Vacation Interests, net for the periods presented below consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Balance, beginning of period	$283,926	$293,653	$262,172	$298,110
Transfers (to) from assets held for sale	(177)	—	12,982	—
Vacation Interests cost of sales	(7,451)	(15,462)	(8,589)	(28,364)
Inventory recovery — North America	16,454	14,241	15,697	18,579
Inventory recovery — Europe	2,459	3,445	3,080	3,718
Open market and bulk purchases	9,104	908	13,400	1,532
Accrued bulk purchases	—	—	1,466	1,810
Capitalized legal, title and trust fees	4,419	911	7,677	1,497
Transfer of construction-in-progress to property and equipment, net	—	(5,616)	—	(5,616)
Construction in progress	5,898	110	7,806	491
Loan default recoveries, net	563	414	2,176	849
Effect of foreign currency translation	2,472	825	(464)	1,119
Other	336	(1,181)	600	(1,477)
Balance, end of period	$318,003	$292,248	$318,003	$292,248
In September 2014, Hurricane Odile, a Category 4 hurricane, inflicted widespread damage on the Baja California peninsula, particularly in the state of Baja California Sur, in which the Cabo Azul Resort, one of the Company's managed resorts, is located. The hurricane caused significant damage to the buildings as well as the facilities and amenities at the Cabo Azul Resort, including the unsold Vacation Interests, net owned by the Company; however, management believes the Company has sufficient property insurance coverage so that damage caused by Hurricane Odile will not have a material impact on the Company's unsold Vacation Interests, net.
See "Note 2—Summary of Significant Accounting Policies" to the audited consolidated financial statements included in the 2014 Form 10-K for further discussion of unsold Vacation Interests, net.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

Note 10	— Property and Equipment, Net
Property and equipment, net as of the dates presented below consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Land and improvements	$19,283	$19,335
Buildings and leasehold improvements	44,829	44,320
Furniture and office equipment	20,781	19,248
Computer software	40,224	33,465
Computer equipment	16,884	15,641
Construction in progress	455	271
Property and equipment, gross	142,456	132,280
Less accumulated depreciation	(68,982)	(61,409)
Property and equipment, net	$73,474	$70,871
Depreciation expense related to property and equipment was $4.0 million and $3.3 million for the three months ended June 30, 2015 and 2014, respectively, and $7.9 million and $6.3 million for the six months ended June 30, 2015 and 2014, respectively.
Property and equipment are recorded at either the cost to purchase or construct, or in the case of business combinations, fair value. The costs of improvements that extend the useful life of property and equipment are capitalized when incurred. These capitalized costs may include structural costs, equipment, fixtures and floor and wall coverings. All repair and maintenance costs are expensed as incurred.
Buildings and leasehold improvements are depreciated using the straight-line method over the lesser of the estimated useful lives, which range from four to 40 years, or the remainder of the lease terms. Furniture, office equipment, computer software and computer equipment are depreciated using the straight-line method over their estimated useful lives, which range from three to seven years.
In September 2014, Hurricane Odile caused significant damage to the property and equipment owned by the Company at the Cabo Azul Resort; however, management believes the Company has sufficient property insurance coverage so that damage caused by Hurricane Odile will not have a material impact on the Company's property and equipment. See "Note 9—Unsold Vacation Interests, Net" for further detail on Hurricane Odile.

Note 11 — Goodwill
Goodwill represents the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. As required by ASC 350-20, "Intangibles—Goodwill," the Company does not amortize goodwill, but rather evaluates goodwill by reporting unit for potential impairment on an annual basis or at other times during the year if events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is below the carrying amount. The Company performed its annual evaluation of potential impairment of goodwill as required in the ordinary course of business during the fourth quarter of 2014. The Company assessed various qualitative factors and determined that the fair values of its reporting units were not below their respective carrying values. As such, the Company concluded that the first and second steps of the goodwill impairment tests were unnecessary.
Effectively January 1, 2015, the Company completed the HM&C Acquisition and recorded $10,000 of goodwill. See "Note 6—Transactions with Related Parties" for the definition of and further detail on the HM&C Acquisition.
The balances at June 30, 2015 and December 31, 2014 represent the goodwill recorded in connection with the Island One Acquisition completed on July 24, 2013 and were allocated to the hospitality and management services and Vacation Interests sales and financing reporting units in the amounts of $30.2 million and $0.4 million, respectively.
See "Note 2—Summary of Significant Accounting Policies" to the audited consolidated financial statements included in the 2014 Form 10-K for further detail on the Company's policy related to goodwill impairment testing.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

Note 12 — Other Intangible Assets, Net
Other intangible assets, net consisted of the following as of June 30, 2015 (in thousands):

	Gross Carrying Cost	Accumulated Amortization	Net Book Value
Management contracts	$201,761	$(52,060)	$149,701
Member relationships and the Clubs	55,672	(38,541)	17,131
Marketing easement rights	8,717	(218)	8,499
Distributor relationships and other	5,121	(2,151)	2,970
Total other intangible assets	$271,271	$(92,970)	$178,301
Other intangible assets, net consisted of the following as of December 31, 2014 (in thousands):

	Gross Carrying Cost	Accumulated Amortization	Net Book Value
Management contracts	$201,997	$(45,218)	$156,779
Member relationships and the Clubs	55,784	(36,789)	18,995
Distributor relationships and other	4,851	(1,839)	3,012
Total other intangible assets	$262,632	$(83,846)	$178,786
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
Intangible assets purchased under the Master Agreement consisted of the following (dollars in thousands):

	Weighted Average Useful Life in Years	Based on Appraisal
Marketing easement rights	20	$8,717
Other intangibles	3	266
		$8,983
Amortization expense for management contracts is recognized on a straight-line basis over the estimated useful lives of the management contracts, ranging from five to 25 years. Amortization expense for management contracts was $3.4 million and $3.5 million for the three months ended June 30, 2015 and 2014, respectively, and $6.9 million and $7.0 million for the six months ended June 30, 2015 and 2014, respectively. Amortization expense for member relationships, the Clubs, distributor relationships, marketing easement rights and other is recorded over the period of time that the relationships are expected to produce cash flows. Amortization expense for member relationships, the Clubs, distributor relationships, marketing easement rights and other intangibles was $1.1 million and $1.5 million for the three months ended June 30, 2015 and 2014, respectively, and $2.4 million and $3.1 million for the six months ended June 30, 2015 and 2014, respectively. The Clubs and marketing easement rights have estimated useful lives of 20 years. Membership relationships and distributor relationships have estimated useful lives ranging from three to 30 years. However, the Company expects to generate significantly more cash flows during the earlier years of the relationships than the later years. Consequently, amortization expenses on these relationships decrease significantly over the lives of the relationships. See "Note 2—Summary of Significant Accounting Policies" to the audited consolidated financial statements included in the 2014 Form 10-K for further detail on the Company's policy related to impairment testing of the Company's intangible assets.
As of June 30, 2015, the estimated aggregate amortization expense for intangible assets was expected to be $15.2 million, $14.2 million, $13.4 million, $13.3 million and $13.3 million for the successive 12 month periods ending June 30, 2016 through 2020, respectively, and $108.9 million for the remaining lives of these intangible assets.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

Note 13 — Assets Held for Sale
Assets held for sale are recorded at the lower of cost or their estimated fair value less cost to sell and are not subject to depreciation. Sale of the assets classified as such is probable, and transfer of the assets is expected to qualify for recognition as a completed sale, generally within one year of the applicable balance sheet date.
Assets held for sale as of the dates presented below consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Certain units in Cabo, Mexico	$154	$5,855
Vacant land in Orlando, Florida	—	4,000
Vacant land in Kona, Hawaii	—	3,600
Points equivalent of unsold units and resorts in Europe	1,232	997
Total assets held for sale	$1,386	$14,452
The points equivalent of unsold units and resorts in the Company's European operations as of June 30, 2015 and December 31, 2014 were either held for sale or pending the consummation of sale. The proceeds related to assets pending the consummation of sale will be paid over several years and the Company will retain title to the properties until the full amounts due under the sales contracts are received. According to guidance included in ASC 360, "Property, Plant and Equipment" ("ASC 360"), the sales will not be considered consummated until all consideration has been exchanged. Consequently, the assets pending consummation of sale will continue to be included in assets held for sale until all proceeds are received.
As of June 30, 2015, a vast majority of the completed units in Cabo, Mexico and vacant land in Orlando, Florida and Kona, Hawaii no longer qualified as assets held for sale and were reclassified to unsold Vacation Interests, net at the same values.

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
Accrued marketing expenses—expenses for travel vouchers and certificates used as sales incentives as well as attraction tickets as tour incentives. Such vouchers and certificates will be paid for in the future based on actual redemption.
Accrued escrow liability—deposits in escrow received on pending Vacation Interests sales.
Accrued operating lease liabilities—difference between straight-line operating lease expenses and cash payments associated with any equipment, furniture or facilities leases classified as operating leases.
Accrued exchange company fees—estimated liability owed to Interval International for dues related to exchange services provided to certain members of the Clubs.
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
Accrued liability related to business combinations—contingent liability associated with an earn-out clause in connection with a business combination completed in 2012. This liability was paid in full in June 2015 after a negotiated settlement was reached.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

Accrued liabilities as of the dates presented below consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Liability for unrecognized tax benefit	$46,886	$23,857
Accrued payroll and related	28,333	32,925
Accrued commissions	16,982	17,496
Accrued marketing expenses	15,967	14,953
Accrued other taxes	14,833	15,526
Accrued insurance	8,681	5,703
Accrued escrow liability	3,500	3,005
Accrued operating lease liabilities	3,150	3,503
Accrued professional fees	3,052	2,300
Accrued exchange company fees	2,259	2,169
Deposits on pending sale of assets	832	1,794
Accrued interest	636	452
Accrued contingent litigation liabilities	569	70
Accrued call center costs	350	913
Accrued liability related to business combinations	—	2,428
Other	8,571	7,586
Total accrued liabilities	$154,601	$134,680

Note 15 — Deferred Revenues
The Company records deferred revenues for payments received or billed but not earned for various activities.
Deferred Sampler Packages revenue—sold but unused trial VOIs. The Company generates revenue on sales of Sampler Packages. This revenue is recognized when the purchaser completes a stay at one of the Company’s resorts or the trial period expires, whichever is earlier. Such revenue is recorded as a reduction to Vacation Interests carrying cost in accordance with ASC 978 (with the exception of the Company’s European sampler product and a U.S. term points product, which have a duration of three years and, as such, are treated as Vacation Interests sales).
Club deferred revenue—annual club membership fees billed to members (offset by an estimated uncollectible amount) and amortized ratably over a one-year period and optional reservation protection fees recognized over an approximate life of the member's reservation, which is generally six months on average.
Accrued guest deposits—amounts received from guests for future rentals. These advance payments are recorded as deferred revenue when they are received and recognized as revenue during the period that they are earned.
Deferred maintenance and reserve fee revenue—maintenance fees billed prior to and due January first of each year and earned ratably over the year for the two resorts in St. Maarten where the Company functioned as the HOA through December 31, 2014. In addition, the owners were billed for capital project assessments to repair and replace the amenities or to reserve the potential out-of-pocket deductibles for hurricanes and other natural disasters. These assessments were deferred until the refurbishment activity occurred, at which time the amounts collected were recognized as consolidated resort operations revenue, with an equal amount recognized as consolidated resort operations expense. Deferred revenue for maintenance and reserve fees decreased by $7.6 million from December 31, 2014 to June 30, 2015 due to the St. Maarten Deconsolidation. See "Note 1—Background, Business and Basis of Presentation" for further detail on this transaction.
Deferred amenity fee revenue—amounts received from owners at one of the Company's resorts for use of various amenities at that resort. These advance payments are recorded as deferred revenue when they are received and amortized ratably over a one-year period.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

Deferred revenues as of the dates presented below consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Deferred Sampler Packages revenue	$60,332	$64,403
Club deferred revenue	20,736	40,044
Accrued guest deposits	7,275	6,482
Deferred maintenance and reserve fee revenue	—	7,552
Deferred amenity fee revenue	1,252	63
Other	4,138	6,453
Total deferred revenues	$93,733	$124,997

Note 16 — Borrowings

Conduit Facility
On February 5, 2015, the Company entered into an amended and restated Conduit Facility agreement that extended the maturity date of the facility to April 10, 2017. That amended and restated Conduit Facility provides for a $200.0 million facility that is, upon maturity, renewable for 364-day periods at the election of the lenders. The overall advance rate on loans receivable in the portfolio is limited to 88% of the aggregate face value of the eligible loans. The Conduit Facility originally bore interest at LIBOR or the commercial paper rate (having a floor of 0.50%) plus a usage-fee rate of 2.75%, and had a non-usage fee of 0.75%. In connection with the June 2015 Amendment, the usage-fee rate was reduced to 2.25%.
The June 2015 Amendment also provides, among other things, (i) that, at any time the outstanding note balance has been reduced to zero in connection with the delivery of a prepayment notice, the first borrowing thereafter must include a minimum of 250 timeshare loans, and (ii) for the inclusion of timeshare loans that have been executed through the utilization of electronic signature and electronic vaulting and management services.
In accordance with the requirements of the July 2015 Amendment, the Company posted a reserve payment in the amount of $0.4 million against the derivative instruments associated with the Conduit Facility. This reserve payment was to be released upon the completion of a securitization or other financing of the assets in which at least 75% of the outstanding balance under the Conduit Facility was repaid using the proceeds from such securitization or other financing. On July 29, 2015, the Company completed a securitization transaction involving the issuance of the DROT 2015-1 Notes. The proceeds from the DROT 2015-1 Notes were used to repay in full the then-outstanding balance plus accrued interest under the Conduit Facility with the remaining proceeds transferred to the Company for general corporate use, and the reserve payment was released and refunded to the Company. See “Note 27—Subsequent Events” for further detail on the DROT 2015-1 Notes.

Quorum Facility
The Company has been notified that, pursuant to recent directives from the National Credit Union Association, the Loan Sale and Servicing Agreement with Quorum Federal Credit Union dated as of April 30, 2010 requires modification to effect certain procedural changes related to the funding process, including, but not limited to, satisfaction of certain pre-funding conditions of notification of intent to sell vacation ownership-backed loans to the lender. The Company is currently working with the lender to revise the procedures, as well as discussing other potential changes to the Quorum Facility.
Notes Payable
During the six months ended June 2015, the Company issued two unsecured notes to finance premiums on certain insurance policies. Both unsecured notes are scheduled to mature in January 2016 and carry an interest rate of 2.7% per annum.
See "Note 16—Borrowings" to the audited consolidated financial statements included in the 2014 Form 10-K for further detail on the Company's borrowings.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

The following table presents selected information on the Company’s borrowings as of the dates presented below (dollars in thousands):

	June 30, 2015						December 31, 2014
	Principal Balance	Weighted Average Interest Rate	Maturity	Gross Amount of Mortgages and Contracts as Collateral	Borrowing / Funding Availability		Principal Balance
Senior Credit Facility	$424,666	5.5%	5/9/2021	$—	$25,000		$442,775
Original issue discount related to Senior Credit Facility	(1,908)			—	—		(2,055)
Notes payable-insurance policies (1)	6,092	2.8%	Various	—	—		4,286
Notes payable-other (1)	161	5.0%	Various	—	—		321
Total Corporate Indebtedness	429,011			—	25,000		445,327

Notes payable-other (1)(2)	2	—%	11/18/2015	—	—		5
Total Non-Recourse Indebtedness other than Securitization Notes and Funding Facilities	2			—	—		5

Diamond Resorts Owners Trust Series 2014-1 (2)	186,340	2.6%	5/20/2027	197,180	—		247,992
Conduit Facility (2)	142,955	2.8%	4/10/2017	157,757	57,045	(3)	—
Diamond Resorts Owner Trust Series 2013-2 (2)	105,661	2.3%	5/20/2026	117,401	—		131,952
DRI Quorum Facility and Island One Quorum Funding Facility(2)	38,872	5.6%	Various	46,593	41,128	(3)	52,315
Diamond Resorts Owner Trust Series 2013-1 (2)	36,187	2.0%	1/20/2025	40,208	—		42,838
Diamond Resorts Owner Trust Series 2011-1 (2)	14,389	4.0%	3/20/2023	15,147	—		17,124
Original issue discount related to Diamond Resorts Owner Trust Series 2011-1	(127)			—	—		(156)
Diamond Resorts Tempus Owner Trust 2013 (2)	12,173	6.0%	12/20/2023	17,643	—		17,143
Total Securitization Notes and Funding Facilities	536,450			591,929	98,173		509,208
Total	$965,463			$591,929	$123,173		$954,540
(1) Other notes payable
(2) Non-recourse indebtedness
(3) Borrowing / funding availability is calculated as the difference between the maximum commitment amount and the outstanding principal balance; however, the actual availability is dependent on the amount of eligible loans that serve as the collateral for such borrowings.

Borrowing Restrictions and Limitations
All of the Company’s borrowing under the Senior Credit Facility, securitization notes and the Conduit Facility contain various restrictions and limitations that may affect the Company's business and affairs. These include, but are not limited to, restrictions and limitations relating to its ability to incur indebtedness and other obligations, to make investments and acquisitions and to pay dividends. The Company is also required to maintain certain financial ratios and comply with other financial and performance covenants. The failure of the Company to comply with any of these provisions, or to pay its obligations, could result in foreclosure by the lenders of their security interests in the Company’s assets, and could otherwise have a material adverse effect on the Company. The Company was in compliance with all of the financial covenants as of June 30, 2015.
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

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

Note 17 — Income Taxes
In accordance with ASC 740-270, "Accounting for Income Taxes in Interim Periods," the income tax provisions for the six months ended June 30, 2015 and June 30, 2014 were determined primarily using estimated annual effective tax rates based on estimated income before provision for income taxes for the full years ending December 31, 2015 and December 31, 2014, respectively. For certain foreign jurisdictions, the tax provision for the three and six months ended June 30, 2015 was determined using year-to-date income before provision for income taxes.

Note 18 — Commitments and Contingencies
Lease Agreements
The Company conducts a significant portion of its operations from leased facilities, which include regional and global administrative facilities, as well as off-premise booths and tour centers near active sales centers. The longest of these obligations extends into 2019. Many of these agreements have renewal options at rates that are subject to adjustment for inflation. In most cases, the Company expects that, in the normal course of business, such leases will be renewed or replaced by other leases. Typically, these leases call for a minimum lease payment that increases over the life of the agreement by a fixed percentage or an amount based upon the change in a designated index. All of the facilities lease agreements are classified as operating leases.
In connection with the Company's lease of an aircraft from Banc of America Leasing & Capital, LLC, Mr. Cloobeck entered into a guarantee in favor of Banc of America Leasing & Capital, LLC. Pursuant to this guarantee, Mr. Cloobeck guarantees the Company's lease payments and any related indebtedness to Banc of America Leasing & Capital, LLC. In connection with this aircraft lease, and pursuant to this lease agreement, the Company paid Banc of America Leasing & Capital, LLC $0.3 million for each of the three months ended June 30, 2015 and 2014, respectively, and $0.6 million for each of the six months ended June 30, 2015 and 2014, respectively. The Company did not compensate Mr. Cloobeck for providing these guarantees; however, pursuant to the Master Agreement described above, the Company agreed to indemnify and hold harmless Mr. Cloobeck and each of his affiliates from any and all amounts that Mr. Cloobeck is required to pay under the guarantee in favor of Banc of America Leasing & Capital, LLC. In exchange, Mr. Cloobeck agreed to comply with all the covenants and agreements set forth in the guarantee for so long as Mr. Cloobeck or any of his affiliates is subject to the guarantee.
In addition, the Company leases office and other equipment under both long-term and short-term lease arrangements, which are generally classified as operating leases.
Purchase Obligations
The Company has entered into various purchase obligations primarily related to construction of units at the Cabo Azul Resort in Mexico, as well as relating to sales center remodeling, property amenity improvement and corporate office expansion projects. The total remaining commitment was $13.1 million as of June 30, 2015.
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
Hurricane Odile
In September 2014, Hurricane Odile caused significant damage to unsold Vacation Interests and property and equipment owned by the Company; however, management believes the Company has sufficient property insurance to cover damage caused by Hurricane Odile on these assets. See "Note 9—Unsold Vacation Interests, Net" for further detail on Hurricane Odile.

In addition, the Company has filed a claim against its business interruption insurance policy for business profits lost during the period that the Cabo Azul Resort remains closed. Proceeds received from this claim will be recognized as other revenue in the condensed consolidated statement of operations as cash is received. On July 23, 2015, the Company received a $3.0 million first installment from its insurance carrier related to such claim. See "Note 27—Subsequent Events" for further detail on this installment. The total claim remains under negotiation with the insurance carrier and any further payments will also be recorded in the periods in which they are received.

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
As of June 30, 2015, the only assets and liabilities of the Company measured at fair value on a recurring basis were its derivative instruments, which consisted of the March 2015 Swap and the June 2015 Cap. As of June 30, 2015, the fair values of the derivative instruments were based on valuation reports provided by counterparties and were classified as Level 3, based on the fact that the credit risk data used for the valuations were not directly observable and could not be corroborated by observable market data. The Company’s assessment of the significant inputs to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. See "Note 3—Concentrations of Risk" for further detail on the derivative instruments.
As of December 31, 2014, the Company had no assets or liabilities measured at fair value on a recurring basis.
The following table summarizes the information regarding the Company's derivative instruments as of the dates presented below (in thousands):

	As of June 30, 2015		As of December 31, 2014
	Carrying Value	Total Estimated Fair Value	Carrying Value	Total Estimated Fair Value
Assets:
Interest rate cap agreement (a)	$292	$292	$—	$—
Total Assets	$292	$292	$—	$—

Liabilities:
Interest rate swap agreement (a)	$81	$81	$—	$—
Total Liabilities	$81	$81	$—	$—
(a)    Values associated with the June 2015 Cap are included in the prepaid expenses and other assets, net category of the accompanying condensed consolidated balance sheet. Values associated with the March 2015 Swap are presented under the derivative liability category of the accompanying condensed consolidated balance sheet.
As of June 30, 2015 and December 31, 2014, mortgages and contracts receivable had a balance of $535.3 million and $498.7 million, net of allowance, respectively. The allowance for loan and contract losses against the mortgages and contracts receivable is derived using a static pool analysis to develop historical default percentages based on FICO credit scores to apply to the mortgage and contract population. The Company evaluates other factors such as economic conditions, industry trends and past due aging reports in order to determine the adjustments needed to true up the allowance, which adjusts the carrying value of mortgages and contracts receivable to management's best estimate of collectability. As a result of such evaluation, the Company believes that the carrying value of the mortgages and contracts receivable approximated its fair value at June 30, 2015 and December 31, 2014. These financial assets were classified as Level 3, as there is little market data available.
As of June 30, 2015 and December 31, 2014, the borrowings under the Senior Credit Facility were classified as Level 2 and the Company believes the fair value of the Senior Credit Facility approximated its carrying value at such date due to the fact that it was recently issued and, therefore, measured using other significant observable inputs.
As of June 30, 2015 and December 31, 2014, the Company’s DROT 2011 Notes, DROT 2013-1 Notes, DROT 2013-2 Notes and DROT 2014-1 Notes were classified as Level 2. The fair value of these borrowings was determined with the assistance of an investment banking firm, which the Company believes approximated similar instruments in active markets. The

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

Company believes the fair value of the Tempus 2013 Notes approximated their carrying value due to the fact that the market for similar instruments remained stable since September 2013, the issuance date of the Tempus 2013 Notes.
As of June 30, 2015 and December 31, 2014, the Quorum Facility and a loan sale agreement that the Company assumed in connection with the Island One Acquisition (the "Island One Quorum Funding Facility") were classified as Level 2 based on an internal analysis performed by the Company utilizing the discounted cash flow model and the quoted prices for identical or similar instruments in markets that are not active.
As of June 30, 2015 and December 31, 2014, the fair value of all other debt instruments was not calculated, based on the fact that they were either due within one year or were immaterial.
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
The carrying values and estimated fair values of the Company's financial instruments as of June 30, 2015 were as follows (in thousands):

	Carrying Value	Total Estimated Fair Value	Estimated Fair Value (Level 2)	Estimated Fair Value (Level 3)
Assets:
Mortgages and contracts receivable, net	$535,345	$535,345	$—	$535,345
Total assets	$535,345	$535,345	$—	$535,345
Liabilities:
Senior Credit Facility, net	$422,758	$422,758	$422,758	$—
Securitization notes and Funding Facilities, net	536,450	536,304	536,304	—
Notes payable	6,255	6,255	6,255	—
Total liabilities	$965,463	$965,317	$965,317	$—

The carrying values and estimated fair values of the Company's financial instruments as of December 31, 2014 were as follows (in thousands):

	Carrying Value	Total Estimated Fair Value	Estimated Fair Value (Level 2)	Estimated Fair Value (Level 3)
Assets:
Mortgages and contracts receivable, net	$498,662	$498,662	$—	$498,662
Total assets	$498,662	$498,662	$—	$498,662
Liabilities:
Senior Credit Facility, net	$440,720	$440,720	$440,720	$—
Securitization notes and Funding Facilities, net	509,208	512,706	512,706	—
Notes payable	4,612	4,612	4,612	—
Total liabilities	$954,540	$958,038	$958,038	$—

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

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

The following table summarizes stock repurchase activity under the Stock Repurchase Program:

	Shares		Cost (In thousands)	Average Price Per Share
From inception through December 31, 2014	642,900		$16,077	$24.97
For the six months ended June 30, 2015 (a)	2,282,192		74,126	32.48
Total from inception through June 30, 2015 (a)	2,925,092	(b)	$90,203	$30.82
(a) Reflects in large part the purchase of 1,515,582 shares from the underwriter for $50.0 million in the March 2015 Secondary Offering at the price of $32.99 per share.
(b) Shares of common stock repurchased by the Company pursuant to the Stock Repurchase Program. As of June 30, 2015,
2,525,282 of the repurchased shares held in treasury had been retired.

On July 28, 2015, the Company's board of directors authorized an additional $100.0 million for expenditures under the Stock Repurchase Program. See "Note 27—Subsequent Events" for further detail.

Note 21 — Stock-Based Compensation
On May 19, 2015, the Company held its 2015 annual meeting of stockholders, at which the Company's stockholders approved the Company’s 2015 Equity Incentive Compensation Plan (the “Equity Incentive Plan”). The Equity Incentive Plan had previously been approved by the Company’s board of directors, subject to stockholder approval. The Equity Incentive Plan is a broad-base plan under which 8,500,000 shares of the Company’s common stock are authorized for issuance for awards to officers, employees, consultants, advisors and directors of the Company, including pursuant to awards of restricted stock, RSUs, stock options, deferred stock or stock appreciation rights. As of June 30, 2015, 7,178,074 shares remained available for issuance as new awards under the 2015 Plan. There will be no further equity grants under the Company's previous incentive compensation plan.

Stock Options
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
In addition, between July 18, 2013 and March 31, 2015, the Company issued additional non-qualified stock options, exercisable for an aggregate of 4,408,100 shares of common stock, to Eligible Persons (including employees of HM&C), each at an option price equal to the market price on the applicable grant date. 25% of the shares issuable upon the exercise of such non-qualified stock options vested immediately on the grant date and the remaining 75% vest in equal installments on each of the first three anniversaries of the grant date. All of these options expire ten years from the grant date.
On May 19, 2015, the Company issued additional non-qualified stock options, exercisable for an aggregate of 1,067,000 shares of common stock, to Eligible Persons, each at an option price equal to the market price on the applicable grant date. 25% of the shares issuable upon the exercise of such non-qualified stock options vest in equal installments on each of the first four anniversaries of the grant date. All of these options expire ten years from the grant date.
The Company accounts for its stock-based compensation issued to its employees and non-employee directors (in their capacity as such) in accordance with ASC 718, "Compensation - Stock Compensation" ("ASC 718"). For a stock-based award with service-only vesting conditions, the Company measures compensation expense at fair value on the grant date and recognizes this expense in the statement of operations and comprehensive income over the expected term during which the employees (including, from an accounting perspective, non-employee directors in their capacity as such) of the Company provide service in exchange for the award.
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
Effective January 1, 2015, the Company acquired all of the outstanding membership interests in HM&C, which became a wholly-owned subsidiary of the Company. As employees of HM&C became employees of the Company following the HM&C Acquisition, all unvested stock options issued to employees of HM&C were converted to employee grants from an accounting perspective on January 1, 2015.
As a result of the HM&C Acquisition, compensation cost attributable to unvested options issued to employees of HM&C was remeasured as if the unvested options were newly granted on January 1, 2015, and the portion of the newly measured cost attributable to the remaining vesting period will be recognized as compensation cost prospectively from January 1, 2015.
The Company utilizes the Black-Scholes option-pricing model to estimate the fair value of the stock options granted to its employees (including, from an accounting perspective, non-employee directors in their capacity as such) and Non-Employees. The expected volatility was calculated based on the historical volatility of the stock prices for a group of identified peer companies for the expected term of the stock options on the grant date (which is significantly greater than the volatility of the S&P 500® index as a whole during the same period) due to the lack of historical stock trading prices of the Company. The average expected option life represented the period of time the stock options were expected to be outstanding at the issuance date based on management’s estimate using the simplified method prescribed under the Securities and Exchange Commission (the "SEC") Staff Accounting Bulletin Topic 14 Share-Based Payment ("SAB 14") for employee grants and contractual terms for Non-Employee grants. The risk-free interest rate was calculated based on U.S. Treasury zero-coupon yield with a remaining term that approximated the expected option life assumed at the date of issuance. The expected annual dividend per share was 0% based on the Company’s expected dividend rate.
The fair value per share information, including related assumptions, used to determine compensation cost for the Company’s non-qualified stock options consistent with the requirements of ASC 718 and ASC 505, consisted of the following for the following periods:

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
	Company Employees	Non-Employees	Company Employees
Weighted average fair value per share	$10.0	$13.6	$8.0
Expected stock price volatility	44.9%	52.7%	52.8%
Expected option life (in years)	5.86	6.00	6.00
Risk-free interest rate	1.71%	1.71%	1.71%
Expected annual dividend yield	—%	—%	—%

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

Stock option activity related to stock option grants issued to the employees of the Company during the six months ended June 30, 2015 was as follows:

	Company Employees
	Options (In thousands)	Weighted-Average Exercise Price (Per Share)	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2015	7,868	$15.02	8.8	$101,336
Granted	1,067	32.69
Exercised	(138)	—
Forfeited	—	—
Outstanding at June 30, 2015	8,797	$17.15	8.4	$126,699
Exercisable at June 30, 2015	5,568	$15.00	8.1	$92,170
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been realized by the option holders had all option holders exercised their options on June 30, 2015. The intrinsic value of a stock option is the excess of the Company’s closing stock price on that date over the exercise price, multiplied by the number of shares subject to the option.
The following table summarizes the Company’s unvested stock option activity for the six months ended June 30, 2015:

	Company Employees
	Options (In thousands)	Weighted-Average Exercise Price (Per Share)
Unvested at January 1, 2015	2,536	$16.37
Granted	1,067	32.69
Vested	(374)	18.63
Forfeited or expired	—	—
Unvested at June 30, 2015	3,229	$21.48
Restricted Stock, RSUs and Deferred Stock
Between July 18, 2013 and March 31, 2015, the Company issued restricted stock to certain non-employee members of the board of directors of the Company, which vest equally on each of the first three anniversary dates from the grant date.
On May 19, 2015, the Company issued restricted stock to certain employees of the Company (which vest equally on each of the first four anniversaries of the grant date) and non-employee members of the board of directors of the Company (which vest equally on each of the first 12 quarterly anniversaries of the grant date).
In addition, on May 19, 2015, the Company issued RSUs to certain employees of the Company (which conditionally vest equally on each of the first four anniversaries of the grant date and fully vest on the fourth anniversary date of the grant date when certain conditions are met) and to certain non-employee members of the board of directors of the Company who elected to receive RSUs in lieu of restricted stock for services rendered (which vest equally on each of the first 12 quarterly anniversaries of the grant date).
Furthermore, on May 19, 2015, the Company issued deferred stock to certain non-employee members of the board of directors of the Company who elected to receive deferred stock in lieu of cash for services rendered. The deferred stock vested immediately on the grant date.
All restricted stock, RSUs and deferred stock issued on May 19, 2015 (the "Stock Unit Issuances") were valued at $32.69 per share (the closing stock price of the Company's common stock on such date). The aggregate value of the awards was recorded as common stock and additional paid-in capital in the accompanying condensed consolidated balance sheet, with a corresponding increase to prepaid expense and other assets, and subsequently charged to expense ratably over the respective amortization periods of the Stock Unit Issuances.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

The following table summarizes the activity related to the Stock Unit Issuances during the six months ended June 30, 2015:

	Restricted Stock		Restricted Stock Units		Deferred Stock
	Shares (In thousands)	Weighted Average Exercise Price (Per share)	Units (In thousands)	Weighted Average Exercise Price (Per share)	Units (In thousands)	Weighted Average Exercise Price (Per share)
Outstanding at January 1, 2015	44	$16.92	—	$—	—	$—
Granted	157	32.69	86	32.69	12	32.69
Vested/Converted to common stock	(7)	19.16	—	—	—	—
Forfeited or expired	—		—	—	—	—
Outstanding at June 30, 2015	194	$29.59	86	$32.69	12	$32.69
Stock-based Compensation Expense
The following table summarizes the Company’s stock-based compensation expense for the three and six months ended June 30, 2015 and 2014 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Non-Employee stock option grants	$—	$2,448	$—	$4,071
Company employee grants	3,782	1,389	7,002	4,262
Non-employee director grants	640	329	715	529
Total	$4,422	$4,166	$7,717	$8,862
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
The following table summarizes the effect of the stock-based compensation for the three months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30, 2015				Three Months Ended June 30, 2014
	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total
Management and member services	$345	$—	$—	$345	$275	$—	$—	$275
Advertising, sales and marketing	—	547	—	547	—	340	—	340
Vacation Interests carrying cost, net	—	64	—	64	—	51	—	51
Loan portfolio	—	100	—	100	—	79	—	79
General and administrative	—	—	3,366	3,366	—	—	3,421	3,421
Total	$345	$711	$3,366	$4,422	$275	$470	$3,421	$4,166

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

The following table summarizes the effect of the stock-based compensation for the six months ended June 30, 2015 and 2014 (in thousands):

	Six Months Ended June 30, 2015				Six Months Ended June 30, 2014
	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total
Management and member services	$625	$—	$—	$625	$964	$—	$—	$964
Advertising, sales and marketing	—	916	—	916	—	1,266	—	1,266
Vacation Interests carrying cost, net	—	115	—	115	—	147	—	147
Loan portfolio	—	181	—	181	—	236	—	236
General and administrative	—	—	5,880	5,880	—	—	6,249	6,249
Total	$625	$1,212	$5,880	$7,717	$964	$1,649	$6,249	$8,862
The following table summarizes the Company’s unrecognized stock-based compensation expense as of June 30, 2015 (dollars in thousands):

	Options	Restricted Stock	Restricted Stock Units	Deferred Stock	Total
Unrecognized stock-based compensation expense	$28,871	$4,974	$2,656	$345	$36,846
Weighted-average remaining amortization period (in years)	1.9	3.5	3.3	0.9	2.2
Note 22 — Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) are as follows (in thousands):

	Cumulative Translation Adjustment	Post-retirement Benefit Plan	Other	Total
Balance, December 31, 2014	$(17,716)	$(1,893)	$48	$(19,561)
Period change	(1,168)	86	(6)	(1,088)
Balance, June 30, 2015	$(18,884)	$(1,807)	$42	$(20,649)

Note 23 — Net Income (Loss) Per Share
The Company calculates net income (loss) per share in accordance with ASC Topic 260, "Earnings Per Share." Basic net income (loss) per share is calculated by dividing net income (loss) for common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share is calculated by dividing net income (loss) by weighted-average common shares outstanding during the period plus potentially dilutive common shares, such as stock options and restricted stock.
Dilutive potential common shares are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all options are used to repurchase common stock at market value. The amount of shares remaining after the proceeds are exhausted represents the potentially dilutive effect of the securities.

For the three months ended June 30, 2014, potentially dilutive stock options and restricted stock excluded from the net income per share computation were 733,390 and 13,619, respectively, as their effect would be antidilutive due to the net loss reported by the Company. There were no anti-dilutive securities for the other periods presented herein.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

The table below sets forth the computation of basic and diluted net income (loss) per share for the periods presented below (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Computation of Basic Net Income (Loss) Per Share:
Net income (loss)	$36,870	$(2,731)	$62,845	$11,279
Weighted average shares outstanding	73,052	75,456	73,769	75,443
Basic net income (loss) per share	$0.50	$(0.04)	$0.85	$0.15

Computation of Diluted Net Income (Loss) Per Share:
Net income (loss)	$36,870	$(2,731)	$62,845	$11,279
Weighted average shares outstanding	73,052	75,456	73,769	75,443
Effect of dilutive securities:
Restricted stock, RSUs and deferred stock (a)	32	—	28	12
Options to purchase common stock	2,675	—	2,633	613
Shares for diluted net income (loss) per share	75,759	75,456	76,430	76,068
Diluted net income (loss) per share	$0.49	$(0.04)	$0.82	$0.15
(a) Includes unvested dilutive restricted stock, RSUs and deferred stock that are subject to future forfeitures.

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
The Company’s net obligation in respect of the Defined Benefit Plan is calculated by estimating the amount of future benefit that employees have earned in the current financial period and prior periods. The recording of the Defined Benefit Plan resulted in the recognition of (i) an unfunded pension liability of $2.7 million as of June 30, 2015; (ii) service costs, interest costs and amortized prior service costs of $0.1 million and $0.2 million for the three and six months ended June 30, 2015; and (iii) other comprehensive loss of $1.6 million for the accumulated benefit obligation of the Defined Benefit Plan related to the years prior to January 1, 2012. During each of the three and six months ended June 30, 2015, benefits totaling $0.3 million were paid to employees in accordance with the Defined Benefit Plan.
A summary of benefit obligations, fair value of plan assets and funded status is as follows (in thousands):

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Projected obligations at the beginning of the period	$2,871	$2,825
Service costs	42	83
Interest costs	22	44
Losses	—	—
Benefits paid	(266)	(283)
Projected obligations at June 30, 2015	$2,669	$2,669

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

At June 30, 2015 and December 31, 2014, the Company had no plan assets. The benefit obligation and plan assets as of June 30, 2015 and December 31, 2014 were as follows (in thousands):

	June 30, 2015	December 31, 2014
Fair value of plan assets	$—	$—
Benefit obligation	(2,669)	(2,825)
Unfunded obligation	$(2,669)	$(2,825)
Weighted-average assumptions used to determine net periodic benefit cost for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Settlement (discount) rate	3.35%	4.11%	3.35%	4.11%
Increase in future compensation	3.00%	3.00%	3.00%	3.00%
Amounts recognized in accumulated other comprehensive loss as of June 30, 2015 and December 31, 2014 consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Net loss	$223	$223
Prior year service cost	1,584	1,670
Total amounts included in accumulated other comprehensive loss	$1,807	$1,893
Components of net periodic benefit costs for the six months ended June 30, 2015 and 2014 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Service cost	$42	$42	$83	$84
Interest cost	22	25	44	49
Amortization of prior service costs	43	42	86	85
Net pension cost	$107	$109	$213	$218
Other changes in plan assets and projected benefit obligations recognized in other comprehensive loss for the three and six months ended June 30, 2015 and 2014 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$—	$—	$—	$—
Amortization of prior service costs	(43)	(42)	(86)	(85)
Total recognized in other comprehensive loss	(43)	(42)	(86)	(85)
Net pension cost	107	109	213	218
Total recognized in net pension cost and other comprehensive loss	$64	$67	$127	$133
The Defined Benefit Plan is expected to be deconsolidated from the Company's condensed consolidated financial statements beginning in the quarter ending September 30, 2015, when the labor agreements are expected to be executed to name the newly-created HOAs as the employer of the employees at the St. Maarten resorts, instead of the Company, at which point the Defined Benefit Plan will become an obligation of the HOAs.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

Note 25 — Segment Reporting
The Company presents its results of operations in two segments: (i) hospitality and management services, which includes operations related to the management of resort properties and the Diamond Collections, operation of the Clubs, operations of the properties located in St. Maarten for which the Company functioned as the HOA through December 31, 2014, food and beverage venues owned and managed by the Company and the provision of other services and (ii) Vacation Interests sales and financing, which includes operations relating to the marketing and sales of Vacation Interests, as well as the consumer financing activities related to such sales. While certain line items reflected on the statement of operations and comprehensive income fall completely into one of these business segments, other line items relate to revenues or expenses that are applicable to more than one segment. For line items that are applicable to more than one segment, revenues or expenses are allocated by management, which involves significant estimates. Certain expense items (principally corporate interest expense and depreciation and amortization) are not, in management’s view, allocable to either of these business segments, as they apply to the entire Company. In addition, general and administrative expenses (which exclude hospitality and management services related overhead that is recovered from the HOAs and the Diamond Collections) are not allocated to either of these business segments because, historically, management has not allocated these expenses for purposes of evaluating the Company’s different operational divisions. Accordingly, these expenses are presented under corporate and other.
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
Information about the Company’s operations in different business segments for the periods presented below is as follows:

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS BY BUSINESS SEGMENT
For the Three Months Ended June 30, 2015 and 2014
(In thousands)
(Unaudited)

	Three Months Ended June 30, 2015				Three Months Ended June 30, 2014

	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total
Revenues:
Management and member services	$42,039	$—	$—	$42,039	$39,219	$—	$—	$39,219
Consolidated resort operations	4,125	—	—	4,125	9,621	—	—	9,621
Vacation Interests sales, net of provision of $0, $20,811, $0, $20,811, $0, $12,843, $0, and $12,843, respectively	—	150,281	—	150,281	—	130,005	—	130,005
Interest	—	18,420	379	18,799	—	15,759	447	16,206
Other	2,411	13,847	—	16,258	3,173	10,790	—	13,963
Total revenues	48,575	182,548	379	231,502	52,013	156,554	447	209,014
Costs and Expenses:
Management and member services	8,316	—	—	8,316	5,881	—	—	5,881
Consolidated resort operations	4,048	—	—	4,048	8,675	—	—	8,675
Vacation Interests cost of sales	—	7,451	—	7,451	—	15,462	—	15,462
Advertising, sales and marketing	—	84,878	—	84,878	—	71,107	—	71,107
Vacation Interests carrying cost, net	—	9,373	—	9,373	—	6,729	—	6,729
Loan portfolio	326	1,855	—	2,181	268	2,091	—	2,359
Other operating	—	7,338	—	7,338	—	5,266	—	5,266
General and administrative	—	—	23,531	23,531	—	—	23,264	23,264
Depreciation and amortization	—	—	8,457	8,457	—	—	8,269	8,269
Interest expense	—	4,205	7,316	11,521	—	3,556	13,827	17,383
Loss on extinguishment of debt	—	—	—	—	—	—	46,807	46,807
Impairments and other write-offs	—	—	7	7	—	—	35	35
Loss (gain) on disposal of assets	—	—	72	72	—	—	(149)	(149)
Total costs and expenses	12,690	115,100	39,383	167,173	14,824	104,211	92,053	211,088
Income (loss) before provision for income taxes	35,885	67,448	(39,004)	64,329	37,189	52,343	(91,606)	(2,074)
Provision for income taxes	—	—	27,459	27,459	—	—	657	657
Net income (loss)	$35,885	$67,448	$(66,463)	$36,870	$37,189	$52,343	$(92,263)	$(2,731)

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS BY BUSINESS SEGMENT
For the Six Months Ended June 30, 2015 and 2014
(In thousands)
(Unaudited)

	Six Months Ended June 30, 2015				Six Months Ended June 30, 2014

	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total
Revenues:
Management and member services	$82,678	$—	$—	$82,678	$77,443	$—	$—	$77,443
Consolidated resort operations	7,334	—	—	7,334	18,344	—	—	18,344
Vacation Interests sales, net of provision of $0, $34,907, $0, $34,907, $0, $24,276, $0, and $24,276, respectively	—	272,847	—	272,847	—	235,902	—	235,902
Interest	—	36,836	765	37,601	—	31,016	864	31,880
Other	4,305	24,257	—	28,562	5,334	21,336	—	26,670
Total revenues	94,317	333,940	765	429,022	101,121	288,254	864	390,239
Costs and Expenses:
Management and member services	16,397	—	—	16,397	14,828	—	—	14,828
Consolidated resort operations	7,749	—	—	7,749	16,446	—	—	16,446
Vacation Interests cost of sales	—	8,589	—	8,589	—	28,364	—	28,364
Advertising, sales and marketing	—	153,391	—	153,391	—	131,882	—	131,882
Vacation Interests carrying cost, net	—	19,741	—	19,741	—	14,604	—	14,604
Loan portfolio	660	4,258	—	4,918	510	4,339	—	4,849
Other operating	—	12,349	—	12,349	—	10,803	—	10,803
General and administrative	—	—	55,787	55,787	—	—	47,456	47,456
Depreciation and amortization	—	—	17,097	17,097	—	—	16,330	16,330
Interest expense	—	8,123	15,002	23,125	—	6,925	27,073	33,998
Loss on extinguishment of debt	—	—	—	—	—	—	46,807	46,807
Impairments and other write-offs	—	—	12	12	—	—	42	42
Loss (gain) on disposal of assets	—	—	38	38	—	—	(153)	(153)
Total costs and expenses	24,806	206,451	87,936	319,193	31,784	196,917	137,555	366,256
Income (loss) before provision for income taxes	69,511	127,489	(87,171)	109,829	69,337	91,337	(136,691)	23,983
Provision for income taxes	—	—	46,984	46,984	—	—	12,704	12,704
Net income (loss)	$69,511	$127,489	$(134,155)	$62,845	$69,337	$91,337	$(149,395)	$11,279

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

Note 26 — Loss on Extinguishment of Debt

On May 9, 2014, the Company repaid all outstanding indebtedness under its three inventory loans (previously entered into in connection with various business combinations) using a portion of the proceeds from the term loan portion of the Senior Credit Facility. The unamortized debt issuance costs on these inventory loans were recorded as a loss on extinguishment of debt.

In addition, on May 9, 2014, the Company terminated its previous revolving credit facility in conjunction with its entry into the Senior Credit Facility and recorded the unamortized debt issuance costs as a loss on extinguishment of debt.

On June 9, 2014, the Company redeemed the remaining outstanding principal amount under the Senior Secured Notes using a portion of the proceeds from the term loan portion of the Senior Credit Facility. As a result, $30.2 million of redemption premium, $9.4 million of unamortized debt issuance cost and $6.1 million unamortized debt discount were recorded as a loss on extinguishment of debt. See "Note 16—Borrowings" to the audited consolidated financial statements included in the 2014 Form 10-K for further detail on these transactions.

Loss on extinguishment of debt consisted of the following for the periods listed below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Senior Secured Notes	$—	$45,767	$—	$45,767
Revolving credit facility	—	932	—	932
Inventory loans	—	108	—	108
Total loss on extinguishment of debt	$—	$46,807	$—	$46,807

Note 27 — Subsequent Events
On July 23, 2015, the Company received a $3.0 million first installment from its insurance carrier under its business interruption insurance policy related to business profits lost during the period that the Cabo Azul Resort remains closed as a result of the damage suffered in Hurricane Odile in September 2014. This cash receipt will be recorded as other revenue in the Company's condensed consolidated statement of operations for the quarter ending September 30, 2015.
On July 28, 2015, the Company's board of directors authorized the expenditure of up to an additional $100 million for the repurchase of the Company's common stock under the Stock Repurchase Program. With the new authorization, approximately$109.8 million was available as of July 28, 2015 under the Stock Repurchase Program. Any repurchases under the expanded program will be made from time to time in accordance with applicable securities laws in the open market and/or in privately negotiated transactions and may include repurchases pursuant to Rule 10b5-1 trading plans. The expanded repurchase program does not obligate the Company to acquire any additional shares of common stock or impose any particular timetable for repurchases, and the program may be suspended or modified at any time at the Company’s discretion. The timing and amount of any stock repurchases will be determined by the Company’s management based on its evaluation of market conditions, the trading price of the stock, potential alternative uses of cash resources, applicable legal requirements, compliance with the provisions of the Company’s credit agreement, and other factors.
The Senior Credit Facility limits the Company's ability to make restricted payments, including the payment of dividends or expenditures for stock repurchases. As of July 28, 2015, the available basket for restricted payments, including purchases under our Stock Repurchase Program, was approximately $89.3 million, subject to change based on the Company's future financial performance.
On July 28, 2015, the Company entered into an agreement for the Purchase and Sale of Property (the “Agreement”) with Hawaii Funding LLC (the “Seller”), an affiliate of Och-Ziff Real Estate. The Agreement relates to the development by the Seller of a new resort, which is expected to consist of 144 units (the "Units"), on property located in Kona, Hawaii to be acquired by the Seller. Pursuant to the Agreement, the Company has agreed to purchase all of the Units, subject to the satisfaction of specified conditions. The Seller’s delivery of the Units to the Company, which is expected to begin in the first quarter of 2017 and continue through mid-2018, is subject to various conditions precedent and rights of the parties.
Effective July 28, 2015, B. Scott Minerd resigned as a member of the Company's board of directors. Mr. Minerd's resignation did not involve a disagreement on any matter relating to the Company's operations, policies, or practices.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

On July 29, 2015, the Company completed a securitization transaction involving the issuance of $170.0 million of investment-grade securities, consisting of two tranches of vacation ownership loan-backed notes. The interest rates for the $158.5 million Class A tranche notes and the $11.5 million Class B tranche notes are 2.7% and 3.2%, respectively. The overall weighted average interest rate is 2.8%. The advance rate for this transaction is 96.0%. The proceeds from the DROT 2015-1 Notes were used to repay all of the outstanding balance plus accrued interest under the Conduit Facility, as well as to pay debt issuance cost related to the DROT 2015-1 Notes with the remaining proceeds transferred to the Company for general corporate use.

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

•	our ability to sell, securitize or borrow against our consumer loans;

•	decreased demand from prospective purchasers of VOIs;

•	adverse events, including weather-related and other natural disasters and crises, or trends in vacation destinations and regions where the resorts in our network are located;

•	changes in our senior management;

•	our ability to comply with regulations applicable to the vacation ownership industry;

•	the effects of our indebtedness and our compliance with the terms thereof;

•	changes in the interest rate environment and their effects on our outstanding indebtedness;

•	our ability to successfully implement our growth strategy, including our strategy to selectively pursue complementary strategic transactions;

•	risks associated with acquisitions, including difficulty in integrating operations and personnel, disruption of ongoing business and increased expenses;

•	our ability to compete effectively; and

•	other risks and uncertainties discussed in "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2014 (the "2014 Form 10-K").
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

Overview
We are a global leader in the hospitality and vacation ownership industry, with a worldwide network of 342 destinations located in 34 countries, throughout the world, including the continental United States ("U.S."), Hawaii, Canada, Mexico, the Caribbean, Central America, South America, Europe, Asia, Australia, New Zealand and Africa. Our resort network includes 93 resort properties with approximately 11,000 units that we manage and 245 affiliated resorts and hotels and four cruise itineraries, which we do not manage and do not carry our brand, but are a part of our network and are available for our members to use as vacation destinations. For financial reporting purposes, our business consists of two segments: (i) hospitality and management services, which is comprised of our hospitality and management services operations, including our operations related to the management of our resort properties, the Diamond Collections and the Clubs, and (ii) Vacation Interests sales and financing, which is comprised of our marketing and sales of VOIs and the consumer financing of purchases of VOIs. Our Clubs include THE Club, which provides members with access to all resorts in our network and offers the full range of member services, as well as other Clubs that enable members to use their points to stay at specified resorts in our network and provide members with a more limited offering of benefits. We refer to THE Club and other Club offerings as “the Clubs.”
Significant 2015 Developments Impacting Reported Results
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
On January 6, 2015, we entered into a Membership Interest Purchase Agreement (the "Purchase Agreement"), whereby we acquired from an entity controlled by Mr. Cloobeck and an entity controlled by Mr. Palmer (which entities owned 95.0% and 5.0% of the outstanding membership interests of HM&C, respectively), all of the outstanding membership interests in HM&C in exchange for an aggregate purchase price of $10,000 (the "HM&C Acquisition").
As a result of the HM&C Acquisition, effective January 1, 2015, transactions between us and HM&C were fully eliminated from our consolidated financial statements as HM&C became our wholly-owned subsidiary.
Master Agreement
Concurrent with our entry into the Purchase Agreement, on January 6, 2015, we entered into a master agreement (the "Master Agreement") with Mr. Cloobeck, HM&C, JHJM Nevada I, LLC ("JHJM") and other entities controlled by Mr. Cloobeck or his immediate family members. Pursuant to the Master Agreement, the parties made certain covenants to and agreements with the other parties, including: (i) the termination effective as of January 1, 2015, of the services agreement between JHJM and HM&C; (ii) the conveyance to us of exclusive rights to market timeshare and vacation ownership properties from a prime location adjacent to Polo Towers on the "Las Vegas Strip," pursuant to the terms of an Assignment and Assumption Agreement; (iii) Mr. Cloobeck's agreement to various restrictive covenants, including non-competition, non-solicitation and non-interference covenants; and (iv) Mr. Cloobeck's grant to us of a license to use Mr. Cloobeck's persona, including his name, likeness and voice. In connection with the transactions contemplated by the Master Agreement, we paid Mr. Cloobeck or his designees an aggregate of $16.5 million and incurred $0.3 million in expenses related to this transaction.
In addition, in light of the termination of the services agreement between JHJM and HM&C and the existence of a director designation agreement dated July 17, 2013, we agreed in the Master Agreement that, at least through December 31, 2017, so long as Mr. Cloobeck is serving as a member of our board of directors, he will continue to be the Chairman of the Board and, in such capacity, will receive annual compensation equal to two times the compensation generally paid to other non-employee directors, and he, his spouse and children will receive medical insurance coverage.
Deconsolidation of the St. Maarten Resorts
Effective January 1, 2015, we assigned the rights and related obligations associated with assets we previously owned as the HOA of two properties located in St. Maarten to newly-created HOAs. We have no beneficial interest in these HOAs, except through our ownership of VOIs, but continue to serve as the manager of these HOAs pursuant to customary management agreements. As a result of these transactions, the operating results and the assets and liabilities of the St. Maarten properties were deconsolidated from our condensed consolidated financial statements effective January 1, 2015 (with the exception of cash and all employee-related liabilities, including a post-retirement benefit plan, which are expected to be deconsolidated during the quarter ending September 30, 2015) (the "St. Maarten Deconsolidation").

Segment Reporting
For financial reporting purposes, we present our results of operations and financial condition in two business segments. The first business segment is hospitality and management services, which includes our operations related to the management of resort properties and the Diamond Collections, revenue from our operation of the Clubs and the provision of other services. The second business segment, Vacation Interests sales and financing, includes our operations relating to the marketing and sales of our VOIs, as well as our consumer financing activities related to such sales. While certain line items reflected on our statement of operations and comprehensive income fall completely into one of these business segments, other line items relate to revenues or expenses which are applicable to both segments. For line items that are applicable to both segments, revenues or expenses are allocated by management as described under "Item 7. Management's Discussion and Analysis of Financial Condition—Key Revenue and Expense Items" in the 2014 Form 10-K, which involves significant estimates. Certain expense items (principally corporate interest expense and depreciation and amortization) are not, in management's view, allocable to either of these business segments as they apply to the entire Company. In addition, general and administrative expenses are not allocated to either of our business segments because historically management has not allocated these expenses (which exclude hospitality and management services related overhead that is allocated to the HOAs and Diamond Collections) for purposes of evaluating our different operational divisions. Accordingly, these expenses are presented under corporate and other.
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

Key Revenue and Expense Items
See "Item 7. Management's Discussion and Analysis of Financial Condition—Key Revenue and Expense Items" in the 2014 Form 10-K for further detail on our key revenue and expense items.

Results of Operations
In comparing our results of operations between two periods, we sometimes refer to "same-store" results. When referring to same-store results of our hospitality and management services segment, we are referring to the results relating to management contracts with resorts in effect during the entirety of the two applicable periods. When referring to same-store results of our Vacation Interests sales and financing segment, we are referring to the results relating to sales centers open during the entirety of the two applicable periods.

Comparison of the Three Months Ended June 30, 2015 to the Three Months Ended June 30, 2014

	Three Months Ended June 30, 2015				Three Months Ended June 30, 2014
	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total
	(In thousands)
	(Unaudited)
Revenues:
Management and member services	$42,039	$—	$—	$42,039	$39,219	$—	$—	$39,219
Consolidated resort operations	4,125	—	—	4,125	9,621	—	—	9,621
Vacation Interests sales, net of provision $0, $20,811, $0, $20,811, $0, $12,843, $0 and $12,843, respectively	—	150,281	—	150,281	—	130,005	—	130,005
Interest	—	18,420	379	18,799	—	15,759	447	16,206
Other	2,411	13,847	—	16,258	3,173	10,790	—	13,963
Total revenues	48,575	182,548	379	231,502	52,013	156,554	447	209,014
Costs and Expenses:
Management and member services	8,316	—	—	8,316	5,881	—	—	5,881
Consolidated resort operations	4,048	—	—	4,048	8,675	—	—	8,675
Vacation Interests cost of sales	—	7,451	—	7,451	—	15,462	—	15,462
Advertising, sales and marketing	—	84,878	—	84,878	—	71,107	—	71,107
Vacation Interests carrying cost, net	—	9,373	—	9,373	—	6,729	—	6,729
Loan portfolio	326	1,855	—	2,181	268	2,091	—	2,359
Other operating	—	7,338	—	7,338	—	5,266	—	5,266
General and administrative	—	—	23,531	23,531	—	—	23,264	23,264
Depreciation and amortization	—	—	8,457	8,457	—	—	8,269	8,269
Interest expense	—	4,205	7,316	11,521	—	3,556	13,827	17,383
Loss on extinguishment of debt	—	—	—	—	—	—	46,807	46,807
Impairments and other write-offs	—	—	7	7	—	—	35	35
Loss (gain) on disposal of assets	—	—	72	72	—	—	(149)	(149)
Total costs and expenses	12,690	115,100	39,383	167,173	14,824	104,211	92,053	211,088
Income (loss) before provision for income taxes	35,885	67,448	(39,004)	64,329	37,189	52,343	(91,606)	(2,074)
Provision for income taxes	—	—	27,459	27,459	—	—	657	657
Net income (loss)	$35,885	$67,448	$(66,463)	$36,870	$37,189	$52,343	$(92,263)	$(2,731)
Revenues
Total revenues increased $22.5 million, or 10.8%, to $231.5 million for the three months ended June 30, 2015 from $209.0 million for the three months ended June 30, 2014. Total revenues in our hospitality and management services segment decreased by $3.4 million, or 6.6%, to $48.6 million for the three months ended June 30, 2015 from $52.0 million for the three months ended June 30, 2014. Total revenues in our Vacation Interests sales and financing segment increased $25.9 million, or 16.6%, to $182.5 million for the three months ended June 30, 2015 from $156.6 million for the three months ended June 30, 2014. Revenue in our corporate and other segment was $0.4 million for each of the three months ended June 30, 2015 and June 30, 2014.
Management and Member Services. Total management and member services revenue, which is recorded in our hospitality and management services segment, increased $2.8 million, or 7.2%, to $42.0 million for the three months ended June 30, 2015 from $39.2 million for the three months ended June 30, 2014. Management fees increased as a result of increases in operating costs at the resort level, which generated higher management fee revenue on a same-store basis from 107 cost-plus management agreements. In addition, effective January 1, 2015, we completed the St. Maarten Deconsolidation, thus removing the revenues and expenses related to the two resorts in St. Maarten from our consolidated resorts operations revenue and expense, respectively, while recognizing the management fee revenue earned under management and member services revenue. Following the St. Maarten Deconsolidation, we recognized management fees with respect to such resorts of approximately $0.8 million for the three months ended June 30, 2015.

Consolidated Resort Operations. Consolidated resort operations revenue, which is recorded in our hospitality and management services segment, decreased $5.5 million, or 57.1%, to $4.1 million for the three months ended June 30, 2015 from $9.6 million for the three months ended June 30, 2014. This decrease was primarily attributable to the St. Maarten Deconsolidation effective January 1, 2015, which eliminated the consolidated resort operations revenue from these resorts from our condensed consolidated financial statements. This decrease was partially offset by higher food and beverage revenues at certain restaurants that we own and manage and higher revenue from retail ticket sales operations.
Vacation Interests Sales, Net. Vacation Interests sales, net in our Vacation Interests sales and financing segment increased $20.3 million, or 15.6%, to $150.3 million for the three months ended June 30, 2015 from $130.0 million for the three months ended June 30, 2014. The increase in Vacation Interests sales, net was attributable to a $28.3 million increase in gross Vacation Interests sales, partially offset by an $8.0 million increase in our provision for uncollectible Vacation Interests sales.
The $28.3 million increase in Vacation Interest sales revenue during the three months ended June 30, 2015 compared to the three months ended June 30, 2014 was generated by sales growth on a same-store basis from 51 sales centers primarily attributable to an increase in our volume per guest ("VPG," which represents gross Vacation Interests sales divided by the number of tours). VPG increased by $596, or 23.7%, to $3,112 for the three months ended June 30, 2015 from $2,516 for the three months ended June 30, 2014, as a result of a higher average sales price per transaction and a higher closing percentage (which represents the percentage of VOI sales transactions closed relative to the total number of tours at our sales centers during the period presented). The number of tours decreased to 56,911 for the three months ended June 30, 2015 from 58,267 for the three months ended June 30, 2014, due principally to the closure of our Cabo Azul resort sales center as a result of the damage suffered in Hurricane Odile in September 2014. We expect sales at the Cabo Azul Resort to restart during the fourth quarter of 2015. In addition, the decrease in number of tours was attributable to our decision to change our mix of tours to improve efficiency. This improved efficiency resulted in an increase in our closing percentage to 15.0% for the three months ended June 30, 2015 from 14.2% for the three months ended June 30, 2014. Our VOI sales transactions increased to 8,542 during the three months ended June 30, 2015, compared to 8,276 transactions during the three months ended June 30, 2014, and VOI average sales price per transaction increased $3,020, or 17.0%, to $20,733 for the three months ended June 30, 2015 from $17,713 for the three months ended June 30, 2014. The increase in average sales price per transaction was due principally to the continued focus on selling larger point packages and the success of the sales and marketing initiatives implemented in association with this strategy.
Sales incentives increased $1.9 million, or 39.0%, to $6.7 million for the three months ended June 30, 2015 from $4.8 million for the three months ended June 30, 2014. As a percentage of gross Vacation Interests sales, sales incentives were 3.9% for the three months ended June 30, 2015 compared to 3.4% for the three months ended June 30, 2014. This increase was principally due to a higher utilization of sales incentives by Vacation Interests purchasers, partially offset by a reduction in sales incentives as a percentage of gross Vacation Interests sales due to sales of larger point packages.
Provision for uncollectible Vacation Interests sales revenue increased $8.0 million, or 62.0%, to $20.8 million for the three months ended June 30, 2015 from $12.8 million for the three months ended June 30, 2014. This increase was primarily due to: (i) the change in mix of the overall loans written during the three months ended June 30, 2015 (based on the borrowers' Fair Isaac Corporation ("FICO") credit score), and increased Vacation Interests sales revenue and percentage of sales financed; and (ii) a slight increase in the percentage of loans in our portfolio more than 90 days past due in the three months ended June 30, 2015, as compared to the three months ended June 30, 2014. We experienced an increase in the percentage of loans in what we consider the middle FICO band for which a higher reserve is routinely provided, despite the same or substantially similar credit underwriting criteria used in both periods. The weighted average FICO credit scores for loans written during the three months ended June 30, 2015 and 2014 were 752 and 753, respectively. The allowance for mortgages and contracts receivable as a percentage of gross mortgages and contracts receivable was 22.1% as of June 30, 2015, as compared to 21.8% as of June 30, 2014.
Interest Revenue. Interest revenue increased $2.6 million, or 16.0%, to $18.8 million for the three months ended June 30, 2015 from $16.2 million for the three months ended June 30, 2014. The increase was attributable to our Vacation Interests sales and financing segment, and was comprised of a $4.0 million increase resulting from a larger average outstanding balance in the mortgages and contracts receivable portfolio during the three months ended June 30, 2015, as compared to the three months ended June 30, 2014. This increase was partially offset by (i) a decrease of $0.4 million attributable to a reduction in the weighted average interest rate on the portfolio; and (ii) an increase of $1.0 million associated with the amortization of deferred loan origination costs, which is recorded as a reduction to interest revenue. Amortization of deferred loan origination costs increased during the three months ended June 30, 2015 due to the increase in deferred loan origination costs during the last several years, primarily as a result of higher gross Vacation Interests sales and a higher percentage of sales financed.
 Other Revenue. Other revenue increased $2.3 million, or 16.4%, to $16.3 million for the three months ended June 30, 2015 from $14.0 million for the three months ended June 30, 2014.

Non-cash incentives, which are recorded in our Vacation Interests sales and financing segment, increased $1.9 million to $6.3 million for the three months ended June 30, 2015 from $4.4 million for the three months ended June 30, 2014. Non-cash incentives as a percentage of gross Vacation Interests sales were 3.7% for the three months ended June 30, 2015 as compared to 3.1% for the three months ended June 30, 2014. This increase was principally due to a higher utilization of non-cash incentives by Vacation Interests purchasers, partially offset by a reduction in sales incentives as a percentage of gross Vacation Interests sales due to sales of larger point packages.
Costs and Expenses
Total costs and expenses decreased $43.9 million, or 20.8%, to $167.2 million for the three months ended June 30, 2015 from $211.1 million for the three months ended June 30, 2014. Total costs and expenses in the three months ended June 30, 2015 included a $4.4 million non-cash stock-based compensation charge, and total costs and expenses in the three months ended June 30, 2014 included (i) a $46.8 million loss on extinguishment of debt, of which $16.6 million was non-cash (as discussed below); and (ii) an aggregate $4.2 million non-cash stock-based compensation charge.
Management and Member Services Expense. Management and member services expense, which is recorded in our hospitality and management services segment, increased $2.4 million, or 41.4%, to $8.3 million for the three months ended June 30, 2015 from $5.9 million for the three months ended June 30, 2014. For each of the three months ended June 30, 2015 and 2014, management and member services expense included $0.3 million of non-cash stock-based compensation charges. In April 2014, we renegotiated our contract with Interval International, Inc. ("Interval International"), an exchange company, which relieved us from our obligation to repay the unearned portion of a marketing allowance to Interval International under the original contract and resulted in the one-time release of this deferred revenue to the statement of operations and comprehensive income (loss) of $1.8 million as a reduction of exchange company costs for the three months ended June 30, 2014. Excluding the non-cash stock-based compensation charges and the non-cash one-time benefit, management and member services expense as a percentage of management and member services revenue increased slightly to 19.0% for the three months ended June 30, 2015 compared to 18.8% for the three months ended June 30, 2014. Including these non-cash items, management and member services expense as a percentage of management and member services revenue increased to 19.8% for the three months ended June 30, 2015 compared to 15.0% for the three months ended June 30, 2014.
Consolidated Resort Operations Expense. Consolidated resort operations expense, which is recorded in our hospitality and management services segment, decreased $4.7 million, or 53.3%, to $4.0 million for the three months ended June 30, 2015 from $8.7 million for the three months ended June 30, 2014. The decrease was primarily attributable to the St. Maarten Deconsolidation effective January 1, 2015, which eliminated the consolidated resort operations expense from these resorts from our condensed consolidated financial statements. This decrease was partially offset by higher food and beverage expenses and retail ticket sales expense as a result of higher revenue.
Vacation Interests Cost of Sales. Vacation Interests cost of sales, which is recorded in our Vacation Interests sales and financing segment, decreased $8.0 million, or 51.8%, to $7.5 million for the three months ended June 30, 2015 from $15.5 million for the three months ended June 30, 2014. This decrease consisted of a $10.4 million decrease resulting from the cumulative effect of changes in estimates under the relative sales value method, partially offset by a $2.4 million increase related to the increase in gross Vacation Interests sales revenue. The changes under the relative sales value method related to the recovery of a larger pool of low cost inventory, an increase in the average retail sales price and a larger pool of inventory becoming eligible for capitalization in accordance with our inventory recovery agreements during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. Vacation Interests cost of sales as a percentage of Vacation Interests sales, net decreased to 5.0% for the three months ended June 30, 2015 from 11.9% for the three months ended June 30, 2014. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates—Vacation Interest Cost of Sales" in the 2014 Form 10-K for further detail regarding the relative sales value method.
Advertising, Sales and Marketing Expense. Advertising, sales and marketing expense, which is recorded in our Vacation Interests sales and financing segment, increased $13.8 million, or 19.4%, to $84.9 million for the three months ended June 30, 2015 from $71.1 million for the three months ended June 30, 2014. This increase is commensurate with the increase in Vacation Interest sales revenue. Advertising, sales and marketing expense for the three months ended June 30, 2015 and 2014, included non-cash charges of $0.5 million and $0.3 million, respectively, related to stock-based compensation. Excluding these charges, advertising, sales and marketing expense as a percentage of gross Vacation Interests sales decreased 0.2 percentage points to 49.3% for the three months ended June 30, 2015, from 49.5% for the three months ended June 30, 2014. This improvement was primarily due to improved leverage of fixed costs through increased sales efficiencies and a reduction in cost related to the focus on more efficient tours. Including the non-cash stock-based compensation charges discussed above, advertising, sales and marketing expense as a percentage of gross Vacation Interests sales was 49.6% for the three months ended June 30, 2015 compared to 49.8% for the three months ended June 30, 2014.

Vacation Interests Carrying Cost, Net. Vacation Interests carrying cost, net, which is recorded in our Vacation Interests sales and financing segment, increased $2.7 million, or 39.3%, to $9.4 million for the three months ended June 30, 2015 from $6.7 million for the three months ended June 30, 2014. This increase was primarily due to (i) higher operating expenses as a result of an increase in rental activity; and (ii) additional maintenance fee expense related to inventory recovered pursuant to our inventory recovery agreements no longer being eligible for capitalization during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. This increase was partially offset by an increase in rental revenue due to (a) more occupied room nights; (b) an increase in resort fees generated; and (c) an increase in the average price of sampler programs and mini-vacations ("Sampler Packages") sold as a result of our continued focus on selling higher priced Sampler Packages.
Loan Portfolio Expense. Loan portfolio expense decreased $0.2 million, or 7.5%, to $2.2 million for the three months ended June 30, 2015 from $2.4 million for the three months ended June 30, 2014.
Other Operating Expense. Other operating expense related to our Vacation Interests sales and financing segment increased $2.0 million, or 39.3%, to $7.3 million for the three months ended June 30, 2015 from $5.3 million for the three months ended June 30, 2014. Non-cash incentives increased $1.9 million to $6.3 million for the three months ended June 30, 2015 from $4.4 million for the three months ended June 30, 2014. Non-cash incentives as a percentage of gross Vacation Interests sales were 3.7% for the three months ended June 30, 2015 as compared to 3.1% for the three months ended June 30, 2014. This increase was principally due to a higher utilization of non-cash incentives by Vacation Interests purchasers, partially offset by a reduction in sales incentives as a percentage of gross Vacation Interests sales due to sales of larger point packages.
General and Administrative Expense. General and administrative expense, which is recorded under corporate and other, increased $0.3 million, or 1.1%, to $23.5 million for the three months ended June 30, 2015 from $23.3 million for the three months ended June 30, 2014. General and administrative expense for each of the three months ended June 30, 2015 and 2014, included $3.4 million of non-cash stock-based compensation charges. Excluding these charges, general and administrative expense as a percentage of total revenue decreased 0.8 percentage points to 8.7% for the three months ended June 30, 2015 from 9.5% for the three months ended June 30, 2014. Including these charges, general and administrative expense as a percentage of total revenue was 10.2% for the three months ended June 30, 2015 as compared to 11.1% for the three months ended June 30, 2014. The reduction of general and administrative expense as a percentage of total revenue reflects the improved leverage of fixed costs over a higher revenue base.
Depreciation and Amortization. Depreciation and amortization, which is recorded under corporate and other, increased $0.2 million, or 2.3%, to $8.5 million for the three months ended June 30, 2015 from $8.3 million for the three months ended June 30, 2014. This increase was primarily attributable to the addition of depreciable assets such as (i) information technology related projects and equipment; (ii) renovation projects at certain sales centers; and (iii) the acquisition of intangible assets in connection with the Master Agreement that we entered into in January 2015.
Interest Expense. Interest expense, which is recorded in corporate and other and the Vacation Interests sales and financing segment, decreased $5.9 million, or 33.7%, to $11.5 million for the three months ended June 30, 2015 from $17.4 million for the three months ended June 30, 2014. Interest expense recorded in our corporate and other segment decreased $6.5 million, or 47.1%, to $7.3 million for the three months ended June 30, 2015 from $13.8 million for the three months ended June 30, 2014. Cash and non-cash interest expense relating to our 12.0% senior secured notes due 2018 ("Senior Secured Notes") were $9.1 million lower for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 due to the redemption of the Senior Secured Notes on June 9, 2014. This decrease was partially offset by a $2.5 million increase in cash and non-cash interest expense relating to the Senior Credit Facility, which we closed on May 9, 2014. See "Liquidity and Capital Resources—Indebtedness” for the definition of and further detail on these transactions.
Interest expense recorded in our Vacation Interests sales and financing segment increased $0.6 million, or 18.3%, to $4.2 million for the three months ended June 30, 2015 from $3.6 million for the three months ended June 30, 2014. The increase was primarily attributable to higher average outstanding balances under securitization notes and funding facilities during the three months ended June 30, 2015, as compared to the three months ended June 30, 2014. This increase was partially offset by a lower weighted average interest rate as we paid down securitization notes and funding facilities bearing higher interest rates and replaced them with those bearing lower interest rates. See "Liquidity and Capital Resources—Indebtedness" for further detail on these borrowings.
Loss on Extinguishment of Debt. Loss on extinguishment of debt, which is recorded under corporate and other, was $46.8 million for the three months ended June 30, 2014. We did not record any loss on extinguishment of debt for the three months ended June 30, 2015.
On May 9, 2014, we repaid all outstanding indebtedness under three inventory loans (previously entered into in connection with various business combinations) using a portion of the proceeds from the term loan portion of the Senior Credit Facility. Unamortized debt issuance cost on these inventory loans of $0.1 million was recorded as a loss on extinguishment of debt.

In addition, on May 9, 2014, we terminated our previous revolving credit facility in conjunction with our entry into the Senior Credit Facility and recorded a $0.9 million loss on extinguishment of debt related to unamortized debt issuance costs.
On June 9, 2014, we redeemed the remaining outstanding principal amount under the Senior Secured Notes by using proceeds from the term loan portion of the Senior Credit Facility. As a result, $30.2 million of redemption premium, $9.4 million of unamortized debt issuance cost and $6.1 million of unamortized debt discount were recorded as a loss on extinguishment of debt. See "Note 16—Borrowings" of our condensed consolidated financial statements included elsewhere in this report and "Liquidity and Capital Resources—Indebtedness" for further detail on these transactions.
Income Taxes. Provision for income taxes, which is recorded under corporate and other, was $27.5 million for the three months ended June 30, 2015, as compared to $0.7 million for the three months ended June 30, 2014. The increase was due to an increase in income before provision for income taxes for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014.
Due to current favorable tax law regarding recognition of income from Vacation Interests sales and use of net operating loss carry-forwards ("NOLs"), we expect our effective cash tax rate to be substantially lower than the statutory tax rate for the year ending December 31, 2015.

Comparison of the Six Months Ended June 30, 2015 to the Six Months Ended June 30, 2014

	Six Months Ended June 30, 2015				Six Months Ended June 30, 2014
	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total
	(In thousands)
	(Unaudited)
Revenues:
Management and member services	$82,678	$—	$—	$82,678	$77,443	$—	$—	$77,443
Consolidated resort operations	7,334	—	—	7,334	18,344	—	—	18,344
Vacation Interests sales, net of provision $0, $34,907, $0, $34,907, $0, $24,276, $0 and $24,276, respectively	—	272,847	—	272,847	—	235,902	—	235,902
Interest	—	36,836	765	37,601	—	31,016	864	31,880
Other	4,305	24,257	—	28,562	5,334	21,336	—	26,670
Total revenues	94,317	333,940	765	429,022	101,121	288,254	864	390,239
Costs and Expenses:
Management and member services	16,397	—	—	16,397	14,828	—	—	14,828
Consolidated resort operations	7,749	—	—	7,749	16,446	—	—	16,446
Vacation Interests cost of sales	—	8,589	—	8,589	—	28,364	—	28,364
Advertising, sales and marketing	—	153,391	—	153,391	—	131,882	—	131,882
Vacation Interests carrying cost, net	—	19,741	—	19,741	—	14,604	—	14,604
Loan portfolio	660	4,258	—	4,918	510	4,339	—	4,849
Other operating	—	12,349	—	12,349	—	10,803	—	10,803
General and administrative	—	—	55,787	55,787	—	—	47,456	47,456
Depreciation and amortization	—	—	17,097	17,097	—	—	16,330	16,330
Interest expense	—	8,123	15,002	23,125	—	6,925	27,073	33,998
Loss on extinguishment of debt	—	—	—	—	—	—	46,807	46,807
Impairments and other write-offs	—	—	12	12	—	—	42	42
Loss (Gain) on disposal of assets	—	—	38	38	—	—	(153)	(153)
Total costs and expenses	24,806	206,451	87,936	319,193	31,784	196,917	137,555	366,256
Income (loss) before provision for income taxes	69,511	127,489	(87,171)	109,829	69,337	91,337	(136,691)	23,983
Provision for income taxes	—	—	46,984	46,984	—	—	12,704	12,704
Net income (loss)	$69,511	$127,489	$(134,155)	$62,845	$69,337	$91,337	$(149,395)	$11,279
Revenues
Total revenues increased $38.8 million, or 9.9%, to $429.0 million for the six months ended June 30, 2015 from $390.2 million for the six months ended June 30, 2014. Total revenues in our hospitality and management services segment decreased by $6.8 million, or 6.7%, to $94.3 million for the six months ended June 30, 2015 from $101.1 million for the six months ended June 30, 2014. Total revenues in our Vacation Interests sales and financing segment increased $45.6 million, or 15.8%, to $333.9 million for the six months ended June 30, 2015 from $288.3 million for the six months ended June 30, 2014. Revenue in our corporate and other segment was $0.8 million for the six months ended June 30, 2015 and $0.9 million for the six months June 30, 2014.
Management and Member Services. Total management and member services revenue, which is recorded in our hospitality and management services segment, increased $5.3 million, or 6.8%, to $82.7 million for the six months ended June 30, 2015 from $77.4 million for the six months ended June 30, 2014. Management fees increased as a result of increases in operating costs at the resort level, which generated higher management fee revenue on a same-store basis from 107 cost-plus management agreements. In addition, effective January 1, 2015, we completed the St. Maarten Deconsolidation, thus removing revenues and expenses related to the two resorts in St. Maarten from our consolidated resorts operations revenue and expense, respectively, while recognizing the management fee revenue earned under management and member services revenue. Following the St. Maarten Deconsolidation, we recognized management fees with respect to such resorts of approximately $1.6 million for the six months ended June 30, 2015.
Consolidated Resort Operations. Consolidated resort operations revenue, which is recorded in our hospitality and management services segment, decreased $11.0 million, or 60.0%, to $7.3 million for the six months ended June 30, 2015 from $18.3 million for the six months ended June 30, 2014. This decrease was primarily attributable to the St. Maarten Deconsolidation effective January 1, 2015, which eliminated the consolidated resort operations revenue from these resorts from our condensed consolidated financial statements. This decrease was partially offset by higher food and beverage revenues at certain restaurants that we own and manage and higher revenue from retail ticket sales operations.
Vacation Interests Sales, Net. Vacation Interests sales, net in our Vacation Interests sales and financing segment increased $36.9 million, or 15.7%, to $272.8 million for the six months ended June 30, 2015 from $235.9 million for the six months ended June 30, 2014. The increase in Vacation Interests sales, net was attributable to a $47.5 million increase in gross Vacation Interests sales, partially offset by a $10.6 million increase in our provision for uncollectible Vacation Interests sales revenue.
The $47.5 million increase in gross Vacation Interests sales during the six months ended June 30, 2015 compared to the six months ended June 30, 2014 was generated by sales growth on a same-store basis from 51 sales centers primarily attributable to an increase in our VPG. VPG increased by $583, or 22.9%, to $3,127 for the six months ended June 30, 2015 from $2,544 for the six months ended June 30, 2014, as a result of a higher average sales price per transaction and a higher closing percentage. The number of tours decreased to 101,392 for the six months ended June 30, 2015 from 104,819 for the six months ended June 30, 2014, due principally to the closure of our Cabo Azul resort sales center as a result of the damage suffered in Hurricane Odile in September 2014. In addition, the decrease in number of tours was attributable to our decision to change our mix of tours to improve efficiency. This improved efficiency resulted in an increase in our closing percentage to 15.1% for the six months ended June 30, 2015 from 14.2% for the six months ended June 30, 2014. Our VOI sales transactions increased to 15,320 during the six months ended June 30, 2015, compared to 14,832 transactions during the six months ended June 30, 2014, and VOI average sales price per transaction increased $2,716, or 15.1%, to $20,697 for the six months ended June 30, 2015 from $17,981 for the six months ended June 30, 2014. The increase in average sales price per transaction was due principally to the continued focus on selling larger point packages and the success of the sales and marketing initiatives implemented in association with this strategy.
Sales incentives increased $1.5 million, or 15.3%, to $11.4 million for the six months ended June 30, 2015 from $9.9 million for the six months ended June 30, 2014. As a percentage of gross Vacation Interests sales, sales incentives remained consistent at 3.7% for the six months ended June 30, 2015, as compared to 3.8% for the six months ended June 30, 2014.
Provision for uncollectible Vacation Interests sales increased $10.6 million, or 43.8%, to $34.9 million for the six months ended June 30, 2015 from $24.3 million for the six months ended June 30, 2014. This increase was primarily due to: (i) the change in mix of the overall loans written during the six months ended June 30, 2015 (based on the borrowers' FICO credit score), and increased Vacation Interests sale revenue and percentage of sales financed; and (ii) a slight increase in the percentage of loans in our portfolio more than 90 days past due in the six months ended June 30, 2015, as compared to the six months ended June 30, 2014. We experienced an increase in the percentage of loans in what we consider the middle FICO band for which a higher reserve is routinely provided, despite the same or substantially similar credit underwriting criteria used in both periods. The weighted average FICO credit scores of loans written during the six months ended June 30, 2015 and 2014 were 756 and 757, respectively. The allowance for mortgages and contracts receivable as a percentage of gross mortgages and contracts receivable was 22.1% as of June 30, 2015 as compared to 21.8% as of June 30, 2014.
Interest Revenue. Interest revenue increased $5.7 million, or 17.9%, to $37.6 million for the six months ended June 30, 2015 from $31.9 million for the six months ended June 30, 2014. The increase was attributable to our Vacation Interests sales and financing segment, and was comprised of an $8.6 million increase resulting from a larger average outstanding balance in the mortgages and contracts receivable portfolio during the six months ended June 30, 2015, as compared to the six months ended June 30, 2014. This increase was partially offset by (i) a decrease of $0.9 million attributable to a reduction in the weighted average interest rate on the portfolio; and (ii) an increase of $2.0 million associated with the amortization of deferred loan origination costs, which is recorded as a reduction to interest revenue. Amortization of deferred loan origination costs increased during the six months ended June 30, 2015 due to the increase in deferred loan origination costs during the last several years, primarily as a result of higher gross Vacation Interests sales and a higher percentage of sales financed.
 Other Revenue. Other revenue increased $1.9 million, or 7.1%, to $28.6 million for the six months ended June 30, 2015 from $26.7 million for the six months ended June 30, 2014.
Non-cash incentives, which is recorded in our Vacation Interests sales and financing segment, increased $1.3 million to $10.5 million for the six months ended June 30, 2015 from $9.2 million for the six months ended June 30, 2014. Non-cash incentives as a percentage of gross Vacation Interests sales remained consistent at 3.4% for the six months ended June 30, 2015, as compared to 3.5% for the six months ended June 30, 2014.
Costs and Expenses
Total costs and expenses decreased $47.1 million, or 12.8%, to $319.2 million for the six months ended June 30, 2015 from $366.3 million for the six months ended June 30, 2014. Total costs and expenses in the six months ended June 30, 2015 included a $7.8 million cash charge in connection with the termination of the services agreement between JHJM and HM&C and a $7.7 million non-cash stock-based compensation charge. Total costs and expenses in the six months ended June 30, 2014 included a $46.8 million loss on extinguishment of debt, of which $16.6 million was non-cash, and an $8.9 million non-cash stock-based compensation charge.
Management and Member Services Expense. Management and member services expense, which is recorded in our hospitality and management services segment, increased $1.6 million, or 10.6%, to $16.4 million for the six months ended June 30, 2015 from $14.8 million for the six months ended June 30, 2014. For the six months ended June 30, 2015 and 2014, management and member services expense included $0.6 million and $1.0 million, respectively, of non-cash stock-based compensation charges. In addition, we recorded a non-cash $1.8 million reduction of exchange company costs for the six months ended June 30, 2014 resulting from the renegotiated contract with Interval International. See "—Comparison of The Three Months Ended June 30, 2015 to the three Months ended June 30, 2014—Management and Member Services Expense" for further detail on the renegotiated contract. Excluding these non-cash items, management and member services expense as a percentage of management and member services revenue decreased to 19.1% for the six months ended June 30, 2015 compared to 20.2% for the six months ended June 30, 2014. This decrease was attributable to the improved leverage of fixed costs over a higher management and member services revenue base and lower call center expenses resulting from improved efficiencies as we continued to transition the call centers from a third party provider to an in-house operation. Including the non-cash stock-based compensation charges discussed above, management and member services expense as a percentage of management and member services revenue increased to 19.8% for the six months ended June 30, 2015 compared to 19.1% for the six months ended June 30, 2014.
Consolidated Resort Operations Expense. Consolidated resort operations expense, which is recorded in our hospitality and management services segment, decreased $8.7 million, or 52.9%, to $7.7 million for the six months ended June 30, 2015 from $16.4 million for the six months ended June 30, 2014. The decrease was primarily attributable to the St. Maarten Deconsolidation effective January 1, 2015, which eliminated the consolidated resort operations expense from these resorts from our condensed consolidated financial statements. This decrease was partially offset by higher food and beverage expenses and retail ticket sales expense as a result of higher revenue.
Vacation Interests Cost of Sales. Vacation Interests cost of sales, which is recorded in our Vacation Interests sales and financing segment, decreased $19.8 million, or 69.7%, to $8.6 million for the six months ended June 30, 2015 from $28.4 million for the six months ended June 30, 2014. This decrease consisted of a $24.2 million decrease resulting from the cumulative effect of changes in estimates under the relative sales value method, partially offset by a $4.4 million increase related to the increase in gross Vacation Interests sales revenue. The changes under the relative sales value method related to the recovery of a larger pool of low cost inventory, an increase in the average retail sales price and a larger pool of inventory becoming eligible for capitalization in accordance with our inventory recovery agreements during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. Vacation Interests cost of sales as a percentage of gross Vacation Interests sales, net decreased to 3.1% for the six months ended June 30, 2015 from 12.0% for the six months ended June 30, 2014. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates—Vacation Interest Cost of Sales" in the 2014 Form 10-K for further detail regarding the relative sales value method.
Advertising, Sales and Marketing Expense. Advertising, sales and marketing expense, which is recorded in our Vacation Interests sales and financing segment, increased $21.5 million, or 16.3%, to $153.4 million for the six months ended June 30, 2015 from $131.9 million for the six months ended June 30, 2014. This increase is commensurate with the increase in Vacation Interest sales revenue. Advertising, sales and marketing expense for the six months ended June 30, 2015 and 2014 included non-cash charges of $0.9 million and $1.3 million, respectively, related to stock-based compensation. Excluding these charges, advertising, sales and marketing expense as a percentage of gross Vacation Interests sales decreased 0.7% percentage points to 49.5% for the six months ended June 30, 2015, compared to 50.2% for the six months ended June 30, 2014. This improvement was primarily due to improved leverage of fixed costs through increased sales efficiencies and a reduction in cost related to the focus on more efficient tours. Including the non-cash charges, advertising, sales and marketing expense as a percentage of gross Vacation Interests sales was 49.8% for the six months ended June 30, 2015 and 50.7% for the six months ended June 30, 2014.
Vacation Interests Carrying Cost, Net. Vacation Interests carrying cost, net, which is recorded in our Vacation Interests sales and financing segment, increased $5.1 million, or 35.2%, to $19.7 million for the six months ended June 30, 2015 from $14.6 million for the six months ended June 30, 2014. This increase was primarily due to (i) higher operating expenses as a result of a rise in rental activity; and (ii) additional maintenance fee expense related to inventory recovered pursuant to our inventory recovery agreements no longer being eligible for capitalization during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. This increase was partially offset by an increase in rental revenue due to (a) more occupied room nights and higher average daily rates; (b) an increase in resort fees generated; and (c) an increase in the average price of Sampler Packages sold, as a result of our continued focus on selling higher priced Sampler Packages.
Loan Portfolio Expense. Loan portfolio expense increased $0.1 million, or 1.4%, to $4.9 million for the six months ended June 30, 2015 from $4.8 million for the six months ended June 30, 2014.
Other Operating Expense. Other operating expense related to our Vacation Interests sales and financing segment increased $1.5 million, or 14.3%, to $12.3 million for the six months ended June 30, 2015 from $10.8 million for the six months ended June 30, 2014. Non-cash incentives increased $1.3 million to $10.5 million for the six months ended June 30, 2015 from $9.2 million for the six months ended June 30, 2014. Non-cash incentives as a percentage of gross Vacation Interests sales remained consistent at 3.4% for the six months ended June 30, 2015, as compared to 3.5% for the six months ended June 30, 2014.
General and Administrative Expense. General and administrative expense, which is recorded under corporate and other, increased $8.3 million, or 17.6%, to $55.8 million for the six months ended June 30, 2015 from $47.5 million for the six months ended June 30, 2014. For the six months ended June 30, 2015 and 2014, general and administrative expense included $5.9 million and $6.2 million, respectively, of non-cash stock-based compensation charges. In addition, we recorded a one-time cash charge of $7.8 million in connection with the termination of the services agreement between JHJM and HM&C during the six months ended June 30, 2015. Excluding these non-cash and one-time charges, general and administrative expense as a percentage of total revenue decreased 0.8 percentage points to 9.8% for the six months ended June 30, 2015 from 10.6% for the six months ended June 30, 2014. The reduction of general and administrative expense as a percentage of total revenue reflects the improved leverage of fixed costs over a higher revenue base. General and administrative expense for the six months ended June 30, 2015 also included approximately $1.0 million in expenses related to the secondary offering of shares of our common stock by certain selling stockholders consummated in March 2015 (the "March 2015 Secondary Offering"). See "Liquidity and Capital Resources—Overview” for further detail on the March 2015 Secondary Offering. Including all charges mentioned above, general and administrative expense as a percentage of total revenue was 13.0% for the six months ended June 30, 2015, as compared to 12.2% for the six months ended June 30, 2014.
Depreciation and Amortization. Depreciation and amortization, which is recorded under corporate and other, increased $0.8 million, or 4.7%, to $17.1 million for the six months ended June 30, 2015 from $16.3 million for the six months ended June 30, 2014. This increase was primarily attributable to the addition of depreciable assets such as (i) information technology related projects and equipment; (ii) renovation projects at certain sales centers; and (iii) the acquisition of intangible assets in connection with the Master Agreement that we entered into in January 2015.
Interest Expense. Interest expense, which is recorded in corporate and other and the Vacation Interests sales and financing segment, decreased $10.9 million, or 32.0%, to $23.1 million for the six months ended June 30, 2015 from $34.0 million for the six months ended June 30, 2014. Interest expense recorded in our corporate and other segment decreased $12.1 million, or 44.6%, to $15.0 million for the six months ended June 30, 2015 from $27.1 million for the six months ended June 30, 2014. Cash and non-cash interest expense relating to our Senior Secured Notes were $21.0 million lower for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 due to the redemption of the Senior Secured Notes on June 9, 2014. This decrease was partially offset by $9.0 million increase in cash and non-cash interest expense relating to the Senior Credit Facility, which we closed on May 9, 2014. See "Liquidity and Capital Resources—Indebtedness” for the definition of and further detail on these transactions.
Interest expense recorded in our Vacation Interests sales and financing segment increased $1.2 million, or 17.3%, to $8.1 million for the six months ended June 30, 2015 from $6.9 million for the six months ended June 30, 2014. The increase was primarily attributable to higher average outstanding balances under securitization notes and funding facilities during the six months ended June 30, 2015, as compared to the six months ended June 30, 2014. This increase was partially offset by a lower weighted average interest rate as we paid down securitization notes and funding facilities bearing higher interest rates and replaced them with those bearing lower interest rates. See "Liquidity and Capital Resources—Indebtedness" for further detail on these borrowings.
Loss on Extinguishment of Debt. Loss on extinguishment of debt, which is recorded under corporate and other, was $46.8 million for the six months ended June 30, 2014. We did not record any loss on extinguishment of debt for the six months ended June 30, 2015. See "—Comparison of the Three Months Ended June 30, 2015 to the Three Months Ended June 30, 2014—Loss on Extinguishment of Debt" for further detail.
Income Taxes. Provision for income taxes, which is recorded under corporate and other, was $47.0 million for the six months ended June 30, 2015, as compared to $12.7 million for the six months ended June 30, 2014. The increase was due to an increase in income before provision for income taxes for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014.

Liquidity and Capital Resources
Overview
We had $231.2 million and $242.5 million in cash and cash equivalents as of June 30, 2015 and December 31, 2014, respectively. Our primary sources of liquidity have historically been cash from operations and the financings discussed below.
Historically, our business has depended on the availability of credit to finance the consumer loans we have provided to our customers for the purchase of their VOIs. Typically, these loans have required a minimum cash down payment of 10% of the purchase price at the time of sale; however, selling, marketing and administrative expenses attributable to VOI sales are primarily cash expenses and often exceed the buyer's minimum down payment requirement. Accordingly, the availability of financing facilities for the sale or pledge of these receivables to generate liquidity is a critical factor in our ability to meet our short-term and long-term cash needs. We have historically relied upon our ability to sell receivables in the securitization market in order to generate liquidity and create capacity on our $200.0 million conduit facility that was most recently amended on July 1, 2015 (the "Conduit Facility") and our $80.0 million loan sale facility with Quorum Federal Credit Union (the "Quorum Facility") (collectively, the “Funding Facilities”). See "—Indebtedness" for further detail on the Conduit Facility.
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
Between January 1, 2013 and the filing date of this quarterly report, we completed five securitization transactions with a total face value of $779.6 million. On July 29, 2015, we completed a securitization involving the issuance of $170.0 million of investment-grade rated securities, consisting of two tranches of vacation ownership loan backed-notes (collectively, the "DROT 2015-1 Notes"). The interest rates for the $158.5 million Class A tranche notes and the $11.5 million Class B tranche notes are 2.7% and 3.2%, respectively. The overall weighted average interest rate is 2.8%. The advance rate for this transaction is 96.0%. The proceeds from the DROT 2015-1 Notes were used to repay all of the outstanding balance plus accrued interest under the Conduit Facility, as well as to pay debt issuance cost related to the DROT 2015-1 Notes with the remaining proceeds transferred to us for general corporate use.
Although we completed these securitization and Funding Facilities transactions, we may not be successful in completing similar transactions in the future. We require access to the capital markets in order to fund our operations and may, in the implementation of our growth strategy, become more reliant on third-party financing. If we are unable to continue to participate in securitization transactions or renew and/or replace our Funding Facilities on acceptable terms, our liquidity and cash flows would be materially and adversely affected. As of June 30, 2015, the maximum funding availability under the Quorum Facility and the Conduit Facility was $41.1 million and $57.0 million, respectively. On July 29, 2015, following the payoff of the then-outstanding balance under the Conduit Facility using the proceeds from the issuance of the DROT 2015-1 Notes, the maximum funding availability under the Conduit Facility was $200.0 million.
We are party to a credit agreement (the "Senior Credit Facility Agreement") with Credit Suisse AG, acting as the administrative agent and the collateral agent for various lenders. The Senior Credit Facility Agreement provides for a $470.0 million senior secured credit facility (the "Senior Credit Facility"), which includes a $445.0 million term loan and a $25.0 million revolving line of credit. See "—Indebtedness" for further detail on the Senior Credit Facility. As of June 30, 2015, the availability under the revolving line of credit portion of the Senior Credit Facility was $25.0 million.
During the three months ended June 30, 2015 and 2014, we used cash of $18.1 million and $14.8 million, respectively, for (i) acquisitions of VOI inventory pursuant to inventory recovery agreements and in open market and bulk VOI inventory purchases; (ii) capitalized legal, title and trust fees related to the recovery of inventory; and (iii) construction of VOI inventory. Of these total cash amounts, $5.9 million and $0.1 million during the three months ended June 30, 2015 and 2014, respectively, were used for the construction of VOI inventory, primarily related to construction of units at the Cabo Azul Resort in Mexico.
In addition, we had increases in unsold Vacation Interests, net that did not have an impact on our working capital during the three month periods ended June 30, 2015 and 2014. Specifically, we capitalized $18.2 million and $17.5 million during the three months ended June 30, 2015 and 2014, respectively, related to inventory recovery agreements in the U.S., offset by an equal increase in due to related parties, net. Cash will be used in future periods to settle these amounts. See "Note 6—Transactions With Related Parties" elsewhere in this quarterly report for further detail on inventory recovery agreements. In addition, we transferred $2.5 million and $3.0 million during the three months ended June 30, 2015 and 2014, respectively, from due from related parties, net to unsold Vacation Interests, net, as a result of our recovery of VOI inventory pursuant to inventory recovery arrangements in Europe. Cash was used in prior periods when these amounts were recorded to due from related parties, net. Furthermore, we transferred $0.6 million and $0.4 million from mortgages and contracts receivable, net to unsold Vacation Interests, net during the three months ended June 30, 2015 and 2014, respectively, as a result of our recovery of underlying VOI inventory due to loan defaults.
During the six months ended June 30, 2015 and 2014, we used cash of $35.5 million and $23.2 million, respectively, for (i) acquisitions of VOI inventory pursuant to inventory recovery agreements and in open market and bulk VOI inventory purchases; (ii) capitalized legal, title and trust fees related to the recovery of inventory; and (iii) construction of VOI inventory. Of these total cash amounts, $7.8 million and $0.5 million during the six months ended June 30, 2015 and 2014, respectively, were used for the construction of VOI inventory, primarily related to construction of units at one of our managed properties in Mexico.
In addition, we had increases in unsold Vacation Interests, net that did not have an impact on our working capital during the six month periods ended June 30, 2015 and 2014. Specifically, we capitalized $18.2 million and $18.1 million during the six months ended June 30, 2015 and 2014, respectively, related to inventory recovery agreements in the U.S., offset by an equal increase in due to related parties, net. Cash will be used in future periods to settle these amounts. In addition, we transferred $3.1 million during each of the six months ended June 30, 2015 and 2014, respectively, from due from related parties, net to unsold Vacation Interests, net, as a result of our recovery of VOI inventory pursuant to inventory recovery arrangements in Europe. Cash was used in prior periods when these amounts were recorded to due from related parties, net. Furthermore, we transferred $2.2 million and $0.8 million from mortgages and contracts receivable, net to unsold Vacation Interests, net during the six months ended June 30, 2015 and 2014, respectively, as a result of our recovery of underlying VOI inventory due to loan defaults.
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
The following table summarizes stock repurchase activity under the Stock Repurchase Program (in thousands except share data and average price per share):

	Shares		Cost	Average Price Per Share
From inception through December 31, 2014	642,900		$16,077	$24.97
For the six months ended June 30, 2015(a)	2,282,192		74,126	32.48
Total from inception through June 30, 2015(a)	2,925,092	(b)	$90,203	$30.82
(a) Reflects in large part the purchase of 1,515,582 shares from the underwriter for $50.0 million in the March 2015 Secondary Offering at a price of $32.99 per share.
(b) Shares of our common stock repurchased by us pursuant to the Stock Repurchase Program. As of June 30, 2015, 2,525,282 of the repurchased shares previously held in treasury have been retired.
On July 28, 2015, our board of directors authorized the expenditure of up to an additional $100.0 million for the repurchase of our common stock under the Stock Repurchase Program. With the new authorization, approximately $109.8 million was available as of July 28, 2015 under the Stock Repurchase Program. The expanded repurchase program does not obligate us to acquire any additional shares of common stock or impose any particular timetable for repurchases, and the program may be suspended or modified at any time at our discretion. The timing and amount of any stock repurchases will be determined by management based on its evaluation of market conditions, the trading price of the stock, potential alternative uses of cash resources, applicable legal requirements, compliance with the provisions of our credit agreement, and other factors.
The Senior Credit Facility limits our ability to make restricted payments, including the payment of dividends or expenditures for stock repurchases. As of July 28, 2015, the available basket for restricted payments, including purchases under our Stock Repurchase Program, was approximately $89.3 million, subject to change based on our future financial performance.

In September 2014, Hurricane Odile inflicted widespread damage on the Baja California peninsula, particularly in the state of Baja California Sur, in which the Cabo Azul Resort is located. The hurricane caused significant damage to the buildings as well as the facilities and amenities related to the Cabo Azul Resort, including unsold Vacation Interests and property and equipment owned by us; however, we believe we have sufficient property insurance coverage so that damage caused by Hurricane Odile on our unsold Vacation Interests, net and property and equipment, net will not have a material impact on our financial condition or results of operations related to these assets.
During the six months ended June 2015, we received a $5.0 million advance from our insurance carrier for property damage resulting from Hurricane Odile. This advance is classified as cash flow from operating activities in our condensed consolidated statement of cash flows for the six months ended June 30, 2015 due to the fact that it has been used to repair and replace damage caused to our unsold Vacation Interests, which is an income-generating operating activity.
The Cabo Azul Resort is expected to remain closed through the latter part of the quarter ending September 30, 2015 pending completion of necessary repairs. In addition, the sales center at the Cabo Azul Resort has been shut down since Hurricane Odile, and owners at the Cabo Azul Resort are being accommodated with alternative vacation choices at other resorts as repairs are being completed. In July 2015, we received a $3.0 million first installment from our insurance carrier under our business interruption insurance policy related to business profits lost during the period that the Cabo Azul Resort remains closed. This cash receipt will be recorded as other revenue in our condensed consolidated statement of operations during the quarter ending September 30, 2015. The total claim remains under negotiation with the insurance carrier and any further payments will also be recorded as other revenue in the periods in which they are received.
 Cash Flow From Operating Activities. During the six months ended June 30, 2015, net cash provided by operating activities was $91.4 million and was the result of net income of $62.8 million and non-cash revenues and expenses totaling $92.1 million, partially offset by other changes in operating assets and liabilities that resulted in a net credit of $63.6 million. The significant non-cash revenues and expenses included (i) $34.9 million in the provision for uncollectible Vacation Interest sales revenue; (ii) $23.3 million in deferred income taxes, primarily as a result of the provision for income taxes recorded for the six months ended June 30, 2015; (iii) $17.1 million in depreciation and amortization; (iv) $7.7 million in stock-based compensation expense; (v) $6.2 million in amortization of loan origination costs and net portfolio premiums; (vi) $2.8 million in amortization of capitalized financing costs and original issue discounts; and (vii) $0.1 million in unrealized loss on derivative instruments; partially offset by $0.3 million in gain on mortgage repurchases.
During the six months ended June 30, 2014, net cash provided by operating activities was $52.9 million and was the result of net income of $11.3 million and non-cash revenues and expenses totaling $114.0 million, partially offset by other changes in operating assets and liabilities that resulted in a net credit of $72.4 million. The significant non-cash revenues and expenses included (i) $24.3 million in the provision for uncollectible Vacation Interests sales; (ii) $46.8 million of loss on extinguishment of debt (which includes $30.2 million of redemption premium paid in cash and $16.6 million of non-cash write-off of unamortized debt issuance costs and debt discount); (iii) $16.3 million in depreciation and amortization; (iv) $10.8 million in deferred income taxes, primarily as a result of provision for income taxes recorded during the six month ended June 30, 2014; (v) $8.9 million in stock-based compensation expense; (vi) $4.1 million in amortization of loan origination costs and net portfolio discounts; and (vii) $3.0 million in amortization of capitalized financing costs and original issue discounts; partially offset by $0.4 million in gain on mortgage repurchases.
Cash Flow From Investing Activities. During the six months ended June 30, 2015, net cash used in investing activities was $21.2 million, consisting of (i) $9.0 million used to purchase intangible assets, primarily associated with the acquisition of intangible assets pursuant to the Master Agreement; (ii) $10.9 million used to purchase property and equipment, primarily associated with information technology related projects and equipment and renovation projects at certain sales centers; and (iii) $1.5 million used in connection with our investment in our joint venture in Asia; partially offset by $0.2 million in proceeds from the sale of assets in our European operations.
During the six months ended June 30, 2014, net cash used in investing activities was $9.6 million, consisting of $9.9 million used to purchase property and equipment, primarily associated with information technology related projects and equipment and renovation projects at certain sales centers, partially offset by $0.3 million in proceeds from the sale of assets in our European operations.
Cash Flow From Financing Activities. During the six months ended June 30, 2015, net cash used in financing activities was $81.5 million. Cash used in financing activities consisted of (i) $126.3 million in repayments on our securitization notes and Funding Facilities; (ii) $74.1 million for the repurchase of common stock in accordance with the Stock Repurchase Program; (iii) $18.1 million in repayments on the term loan portion of the Senior Credit Facility; (iv) a $9.5 million increase in cash in escrow and restricted cash; (v) $6.8 million in repayments on notes payable; (vi) $2.4 million in debt issuance costs; and (vii) $0.3 million in payments for derivative instruments. These amounts were partially offset by cash provided by financing activities consisting of (a) $153.5 million from the issuance of debt under our securitization notes and Funding

Facilities; (b) $2.2 million in proceeds from the exercise of stock options; and (c) $0.4 million in excess tax benefits from stock-based compensation.
During the six months ended June 30, 2014, net cash provided by financing activities was $38.2 million. Cash provided by financing activities consisted of (i) $442.8 million in proceeds of the term loan portion of the Senior Credit Facility; (ii) $115.1 million from the issuance of debt under our securitization notes and Funding Facilities; (iii) a $14.6 million decrease in cash in escrow and restricted cash; (iv) $1.1 million from the issuance of notes payable; and (iv) $0.3 million in proceeds from the exercise of stock options. These amounts were offset by cash used in financing activities consisting of (a) $404.7 million in connection with the redemption of our Senior Secured Notes; (b) $94.5 million in repayments on our securitization notes and Funding Facilities; (c) $25.8 million in repayments on notes payable; and (d) $10.7 million of debt issuance costs.
Indebtedness
The following table presents selected information on our borrowings as of the dates presented below (dollars in thousands):

	June 30, 2015						December 31, 2014
	Principal Balance	Weighted Average Interest Rate	Maturity	Gross Amount of Mortgages and Contracts as Collateral	Borrowing / Funding Availability		Principal Balance
Senior Credit Facility	$424,666	5.5%	5/9/2021	$—	$25,000		$442,775
Original issue discount related to Senior Credit Facility	(1,908)			—	—		(2,055)
Notes payable-insurance policies (1)	6,092	2.8%	Various	—	—		4,286
Notes payable-other (1)	161	5.0%	Various	—	—		321
Total Corporate Indebtedness	429,011			—	25,000		445,327

Notes payable-other (1)(2)	2	—%	11/18/2015	—	—		5
Total Non-Recourse Indebtedness other than Securitization Notes and Funding Facilities	2			—	—		5

Diamond Resorts Owners Trust Series 2014-1 (2)	186,340	2.6%	5/20/2027	197,180	—		247,992
Conduit Facility (2)	142,955	2.8%	4/10/2017	157,757	57,045	(3)	—
Diamond Resorts Owner Trust Series 2013-2 (2)	105,661	2.3%	5/20/2026	117,401	—		131,952
DRI Quorum Facility and Island One Quorum Funding Facility(2)	38,872	5.6%	Various	46,593	41,128	(3)	52,315
Diamond Resorts Owner Trust Series 2013-1 (2)	36,187	2.0%	1/20/2025	40,208	—		42,838
Diamond Resorts Owner Trust Series 2011-1 (2)	14,389	4.0%	3/20/2023	15,147	—		17,124
Original issue discount related to Diamond Resorts Owner Trust Series 2011-1	(127)			—	—		(156)
Diamond Resorts Tempus Owner Trust 2013 (2)	12,173	6.0%	12/20/2023	17,643	—		17,143
Total Securitization Notes and Funding Facilities	536,450			591,929	98,173		509,208
Total	$965,463			$591,929	$123,173		$954,540

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

Other significant terms of the Senior Credit Facility include: (i) one percent minimum annual amortization due in quarterly payments of $1.1 million; (ii) an excess cash flow sweep (as defined in the Senior Credit Facility Agreement) no later than 100 days after the end of each fiscal year commencing with the fiscal year ended December 31, 2014 (provided that for the fiscal year ended December 31, 2014, the sweep excluded excess cash flow attributable to the period ended on June 30, 2014), of a maximum of 50%, stepping down to a 25% excess cash flow sweep when the secured leverage ratio (which represents the ratio of (1) secured total debt to (2) Adjusted EBITDA for the most recent four consecutive fiscal quarters for which financial statements have been delivered) is greater than 1:1, but equal to or less than 1.5:1, and no excess cash flow sweep if the secured leverage ratio is less than or equal to 1:1; (iii) a soft call provision of 1.01 for the first 15 months of the Senior Credit Facility; (iv) no ongoing maintenance financial covenants for the term loan, and a financial covenant calculation required on the revolving line of credit if outstanding loans under the revolving line of credit exceed 25% of the commitment amount as of the last day of any fiscal quarter; (v) a non-committed incremental $150.0 million facility available for borrowing, plus additional amounts greater than $150.0 million, subject in the case of such additional amount subject to meeting a required secured leverage ratio; and (vi) our ability to make restricted payments, including the payment of dividends or share repurchases, up to an aggregate of $25.0 million over the term of the loan (less certain investment and other debt amounts specified under the Senior Credit Facility Agreement), plus the remaining portion of the cash flow that is not used to amortize debt pursuant to the excess cash flow provision described above. Notwithstanding the restricted payments allowance under the Senior Credit Facility discussed above, following the amendment to the Senior Credit Facility Agreement on December 22, 2014, we were also permitted to make restricted payments of $75.0 million (including purchases under our Stock Repurchase Program) by increasing our $25.0 million restricted payments allowance described above by $50.0 million, from and after December 22, 2014 through the earlier of (a) the day that was 100 days after December 31, 2014, and (b) the date on which the portion of our excess cash flow that could be utilized for restricted payments would be finally determined based on our audited financial statements for the year ended December 31, 2014.
For the year ended December 31, 2014, the excess cash flow sweep calculated in accordance with the requirements above was $30.3 million; however, certain note holders declined this repayment, which resulted in an $18.1 million principal reduction on the Senior Credit Facility on March 5, 2015. Commensurate with this principal reduction payment, the minimum quarterly payment of $1.1 million described above will not be required until the quarter ending March 31, 2017.
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
As indicated above, covenants in the Senior Credit Facility Agreement requiring us to prepay outstanding amounts under the term loan using a portion of our excess cash flow, and covenants limiting our ability to incur indebtedness, to make certain investments and to pay dividends or make other equity distributions and purchase or redeem capital stock and the financial covenant compliance that is triggered by having more than 25% of the revolving credit commitment outstanding at the end of any quarter, are determined by reference to Adjusted EBITDA for us and our restricted subsidiaries. Covenants included in the Notes Indenture that governed the Senior Secured Notes were similarly determined by reference to Adjusted EBITDA for us and our restricted subsidiaries. As of June 30, 2015, all of our subsidiaries were designated as restricted subsidiaries, as defined in the Senior Credit Facility Agreement.
Adjusted EBITDA for us and our restricted subsidiaries is derived from our Adjusted EBITDA, which we calculate in accordance with the Senior Credit Facility Agreement as our net income (loss), plus: (i) corporate interest expense; (ii) provision (benefit) for income taxes; (iii) depreciation and amortization; (iv) Vacation Interests cost of sales; (v) loss on extinguishment of debt; (vi) impairments and other non-cash write-offs; (vii) loss on the disposal of assets; (viii) amortization of loan origination costs; (ix) amortization of net portfolio premiums; and (x) stock-based compensation expense; less (a) gain on the disposal of assets; (b) gain on bargain purchase from business combination; and (c) amortization of net portfolio discounts. Adjusted EBITDA is a non-United States generally accepted accounting principles ("U.S. GAAP") financial measure and should not be considered in isolation, or as an alternative to net cash provided by (used in) operating activities or any other measure of liquidity, or as an alternative to net income (loss), operating income (loss) or any other measure of financial performance, in any such case calculated and presented in accordance with U.S. GAAP. Provided below is additional information regarding the calculation of Adjusted EBITDA for purposes of the Senior Credit Facility Agreement.

Corporate interest expense is added back because interest expense is a function of outstanding indebtedness, not operations, and can be dependent on a company’s capital structure, debt levels and credit ratings. Accordingly, corporate interest expense can vary greatly from company to company and across periods for the same company; however, in calculating Adjusted EBITDA, interest expense related to lines of credit secured by the mortgages and contracts receivable generated in the normal course of selling Vacation Interests is not added back to net income (loss) because this borrowing is necessary to support our Vacation Interests sales and finance business.
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
Vacation Interests cost of sales is excluded from our Adjusted EBITDA calculation because the method by which we are required to record Vacation Interests cost of sales pursuant to ASC 978, “Real Estate-Time-Sharing Activities" ("ASC 978") (a method designed for companies that, unlike us, engage in significant timeshare development activity) includes various projections and estimates, which are subject to significant uncertainty. Because of the cumulative “true-up” adjustment required by this method, as discussed below, this method can cause major swings in our reported operating income.
Pursuant to ASC 978, if we review our projections and determine that our estimated Vacation Interests cost of sales was higher (or lower) than our actual Vacation Interests cost of sales for the prior life of the project (which, for us, goes back to our acquisition of Sunterra Corporation in 2007), we apply the higher (or lower) Vacation Interests cost of sales retroactively. In such a case, our Vacation Interests cost of sales for the current period will be increased (or reduced) by the entire aggregate amount by which we underestimated (or overestimated) Vacation Interests cost of sales over such period (reflecting a cumulative adjustment extending back to the beginning of the project recorded in the current period). For additional information regarding how we record Vacation Interests cost of sales, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Use of Estimates—Vacation Interest Cost of Sales” in the 2014 Form 10-K.
Vacation Interests sales do not accrue until collectability is reasonably assured, and is not subject to cumulative adjustments similar to those required in determining Vacation Interests cost of sales pursuant to ASC 978. As a result, Vacation Interests sales is included in the calculation of Adjusted EBITDA, even though Vacation Interests cost of sales is excluded from such calculation.
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
Adjusted EBITDA is not only used for purposes of determining compliance with covenants in our debt-related agreements, but our management also uses our consolidated Adjusted EBITDA: (i) for planning purposes, including the preparation of our annual operating budget; (ii) to allocate resources to enhance the financial performance of our business; (iii) to evaluate the effectiveness of our business strategies; and (iv) as a factor for determining compensation for certain personnel.
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
The following tables present Adjusted EBITDA, as calculated in accordance with, and for purposes of covenants contained in, the Senior Credit Facility Agreement, reconciled to each of (1) our net cash provided by operating activities and (2) our net income. The tables below present this reconciliation on an actual basis for the three and six months ended June 30, 2015 and 2014 and for the 12 months ended June 30, 2015 ("LTM"). LTM is calculated by adding the applicable financial data for the six months ended June 30, 2015 to the corresponding amount for the year ended December 31, 2014, and then subtracting the corresponding amount for the six months ended June 30, 2014. LTM Adjusted EBITDA is presented because, as discussed above, certain covenants in the Senior Credit Facility Agreement are based upon Adjusted EBITDA for us and our restricted subsidiaries for the four most recently ended fiscal quarters.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014	LTM
	(In thousands)
Net cash provided by operating activities	$45,617	$19,206	$91,395	$52,874	$156,579
Provision for income taxes	27,459	657	46,984	12,704	84,514
Provision for uncollectible Vacation Interests sales(a)	(20,811)	(12,843)	(34,907)	(24,276)	(67,833)
Amortization of capitalized financing costs and original issue discounts(a)	(1,399)	(1,517)	(2,801)	(2,954)	(5,184)
Deferred income taxes(b)	(12,819)	478	(23,266)	(10,782)	(36,908)
(Loss) gain on foreign currency(c)	(100)	4	(198)	(84)	(476)
Gain on mortgage purchase(a)	183	334	279	383	517
Unrealized gain (loss) on derivative instruments(d)	153	3	(105)	(196)	91
Unrealized loss on post-retirement benefit plan(e)	(43)	(42)	(86)	(85)	(172)
Corporate interest expense(f)	7,316	13,827	15,002	27,073	29,800
Change in operating assets and liabilities excluding acquisitions(g)	42,155	52,937	63,559	72,405	123,859
Vacation Interests cost of sales(h)	7,451	15,462	8,589	28,364	43,724
Adjusted EBITDA - Consolidated	$95,162	$88,506	$164,445	$155,426	$328,511

(a)	Represents non-cash charge or gain.

(b)	Represents the deferred income tax (liability) asset as a result of the provision for income taxes recorded for each period.

(c)
Represents net realized (loss) gain on foreign exchange transactions settled at (unfavorable) favorable exchange rates and unrealized net (loss) gain resulting from the (devaluation) appreciation of foreign currency-denominated assets and liabilities.

(d)	Represents the effects of the changes in mark-to-market valuations of derivative assets and liabilities.

(e)	Represents unrealized loss on our post-retirement benefit plan related to a collective labor agreement entered into with the employees of our two resorts in St. Maarten.

(f)	Represents corporate interest expense; does not include interest expense related to non-recourse indebtedness incurred by our special-purpose subsidiaries that is secured by our VOI consumer loans.

(g)
Represents the net change in operating assets and liabilities excluding acquisitions, as computed directly from the statements of cash flows. Vacation Interests cost of sales is included in the net changes in unsold Vacation Interests, net, as presented in the statements of cash flows.

(h)
We record Vacation Interests cost of sales using the relative sales value method in accordance with ASC 978, which requires us to make significant estimates which are subject to significant uncertainty. In determining the appropriate amount of costs using the relative sales value method, we rely on complex, multi-year financial models that incorporate a variety of estimated inputs. These models are reviewed on a regular basis, and the relevant estimates used in the models are revised based upon historical results and management's new estimates.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014	LTM
	(In thousands)
Net income (loss)	$36,870	$(2,731)	$62,845	$11,279	$111,023
Plus: Corporate interest expense(a)	7,316	13,827	15,002	27,073	29,800
Provision for income taxes	27,459	657	46,984	12,704	84,514
Depreciation and amortization(b)	8,457	8,269	17,097	16,330	33,296
Vacation Interests cost of sales(c)	7,451	15,462	8,589	28,364	43,724
Loss on extinguishment of debt(d)	—	46,807	—	46,807	—
Impairments and other non-cash write-offs(b)	7	35	12	42	210
Loss (gain) on disposal of assets(b)	72	(149)	38	(153)	(74)
Amortization of loan origination costs(b)	3,087	2,147	6,129	4,211	10,847
Amortization of net portfolio premium (discounts)(b)	21	16	32	(93)	114
Stock-based compensation(e)	4,422	4,166	7,717	8,862	15,057
Adjusted EBITDA - Consolidated	$95,162	$88,506	$164,445	$155,426	$328,511

(a)	Corporate interest expense does not include interest expense related to non-recourse indebtedness incurred by our special-purpose vehicles that is secured by our VOI consumer loans.

(b)	These items represent non-cash charges/gains.

(c)
We record Vacation Interests cost of sales using the relative sales value method in accordance with ASC 978, which requires us to make significant estimates which are subject to significant uncertainty. In determining the appropriate amount of costs using the relative sales value method, we rely on complex, multi-year financial models that incorporate a variety of estimated inputs. These models are reviewed on a regular basis, and the relevant estimates used in the models are revised based upon historical results and management's new estimates.

(d)
For the three and six months ended June 30, 2014, represents (i) $30.2 million of redemption premium paid on June 9, 2014 in connection with the redemption of the outstanding Senior Secured Notes using proceeds from the term loan portion of the Senior Credit Facility; and (ii) $16.6 million of unamortized debt issuance costs and debt discount written off upon the extinguishment of the Senior Secured Notes and certain other indebtedness.

(e)	Represents the non-cash charge related to stock-based compensation expense.
Conduit Facility. Our amended and restated Conduit Facility agreement provides for a $200.0 million facility with a maturity date of April 10, 2017. Upon maturity, the Conduit Facility is renewable for 364-day periods at the election of the lenders. The overall advance rate on loans receivable in the portfolio is limited to 88% of the aggregate face value of the eligible loans. The Conduit Facility originally bore interest at either LIBOR or the commercial paper rate (having a floor of 0.50%) plus a usage-fee rate of 2.75%, and had a non-usage fee of 0.75%. In connection with the amendment to the Conduit Facility agreement that was entered into on June 26, 2015 (the "June 2015 Amendment"), the usage-fee rate was reduced to 2.25%. The June 2015 Amendment also provides, among other things, (i) that, at any time the outstanding note balance has been reduced to zero in connection with the delivery of a prepayment notice, the first borrowing thereafter must include a minimum of 250 timeshare loans; and (ii) for the inclusion of timeshare loans that have been executed through the utilization of electronic signature and electronic vaulting and management services.
On July 1, 2015, the Conduit Facility agreement was further amended (the "July 2015 Amendment") to require a $0.4 million reserve payment against the derivative instruments associated with the Conduit Facility. This reserve payment was to be released upon the completion of a securitization or other financing of the assets in which at least 75% of the outstanding note balance under the Conduit Facility was repaid using the proceeds from such securitization or other financing. On July 29, 2015, we completed a securitization involving the issuance of the DROT 2015-1 Notes. The proceeds from the DROT 2015-1 Notes were used to repay in full the then-outstanding balance and accrued interest under the Conduit Facility with the remaining proceeds transferred to us for general corporate use, and the reserve payment was released and refunded to us. See “—Overview" for further detail on the DROT 2015-1 Notes.
On March 20, 2015, as required by the Conduit Facility, we entered into an interest rate swap agreement, with a notional amount of $56.9 million (the "March 2015 Swap") that was scheduled to mature on March 20, 2025, to manage our exposure to fluctuations in interest rates. We paid interest at a fixed rate of 2.46% based on a floating notional amount according to a pre-determined amortization schedule and received interest based on one-month floating LIBOR. On July 29, 2015, the March 2015 Swap was terminated upon the payoff of the then-outstanding balance under the Conduit Facility using the proceeds from the DROT 2015-1 Notes.

On June 26, 2015, we entered into an interest rate cap (the "June 2015 Cap") to further limit our exposure to interest rate increases. The June 2015 Cap was scheduled to terminate on June 20, 2025 and bore an interest rate of 4.64% based on a notional amount of $72.0 million, subject to adjustment in accordance with the terms of the agreement governing the June 2015 Cap. We paid $0.3 million for the June 2015 Cap, which was recorded as a derivative asset. The June 2015 Cap was terminated on July 1, 2015 concurrent with the July 2015 Amendment.
The March 2015 Swap and the June 2015 Cap did not qualify for hedge accounting. See "Note 3—Concentrations of Risk" of our condensed consolidated financial statements included elsewhere in this quarterly report and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" below for further detail on our derivative instruments.
The Conduit Facility is subject to covenants, including as to the maintenance of specific financial ratios. The financial ratio covenants consist of a minimum consolidated interest coverage ratio of at least 1.5 to 1.0 as of the measurement date and a maximum consolidated leverage ratio not to exceed 5.0 to 1.0 on each measurement date. The consolidated interest coverage ratio is calculated by dividing Consolidated EBITDA (as defined in the credit agreement) by Consolidated Interest Expense (as defined in the credit agreement); both are measured on a trailing 12-month basis preceding the measurement date. As of June 30, 2015, our interest coverage ratio was 14.91x. The consolidated leverage ratio is calculated by dividing Total Funded Debt (as defined in the credit agreement) minus unrestricted cash and cash equivalents as of the measurement date by Consolidated EBITDA as measured on a trailing 12-month basis preceding the measurement date. As of June 30, 2015, our consolidated leverage ratio was 0.60x. Covenants in the Conduit Facility also include a minimum liquidity requirement. The total liquidity covenant stipulates that our aggregate unrestricted cash and cash equivalents as of the measurement date must exceed $10.0 million through the Commitment Expiration Date. As of June 30, 2015, our aggregate unrestricted cash and cash equivalents of the restricted subsidiaries was $231.2 million, which was $221.2 million higher than the minimum requirement. As of June 30, 2015, we were in compliance with all of these covenants.
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
On November 20, 2013, we issued DROT 2013-2 Notes that included a $44.7 million prefunding account. The DROT 2013-2 Notes are comprised of $213.2 million of Class A vacation ownership loan-backed notes and $11.8 million of Class B vacation ownership loan-backed notes. The initial proceeds were used to pay off the $152.8 million then-outstanding principal balance, accrued interest and fees associated with the Conduit Facility, terminate the two interest rate swap agreements then in effect, pay certain expenses incurred in connection with the issuance of the DROT 2013-2 Notes, and fund related reserve accounts, including a prefunding account, with the remaining proceeds transferred to us for general corporate use.
On November 20, 2014, we issued the Diamond Resorts Owner Trust 2014-1 Notes, which are comprised of $235.6 million of Class A vacation ownership loan-backed notes and $24.4 million of Class B vacation ownership loan-backed notes. The initial proceeds were used to pay off the $141.3 million then-outstanding principal balance plus accrued interest and fees associated with the Conduit Facility, pay certain expenses incurred in connection with the issuance of the DROT 2014-1 Notes and fund related reserve accounts (including a prefunding account), with the remaining proceeds transferred to us for general corporate use. As of December 31, 2014, cash in escrow and restricted cash included $4.4 million related to the prefunding account, all of which was released to our unrestricted cash account in January 2015.
Quorum Facility. Our subsidiary, DRI Quorum 2010, LLC (“DRI Quorum”), entered into the DRI Quorum Facility through a Loan Sale and Servicing Agreement (the “LSSA"), dated as of April 30, 2010, with Quorum Federal Credit Union as purchaser. The LSSA and related documents originally provided for an aggregate minimum $40.0 million loan sale facility and joint marketing venture, whereby DRI Quorum may sell eligible consumer loans and in-transit loans to Quorum on a nonrecourse, permanent basis, provided that the underlying consumer obligor is a Quorum credit union member. The joint marketing venture was subject to a minimum term of two years and the LSSA provided for a purchase period of two years. The purchase price payment and the program purchase fee are each determined at the time that the loan is sold to Quorum. To the extent excess funds remain after payment of the sold loans at Quorum's purchase price, such excess funds are required to be remitted to us as a deferred purchase price payment. The LSSA was amended on April 27, 2012 to increase the aggregate minimum committed amount of the Quorum Facility to $60.0 million, and further amended and restated effective as of December 31, 2012 to increase the aggregate minimum committed amount of the Quorum Facility to $80.0 million and to extend the term of the agreement to December 31, 2015; provided that Quorum may further extend the term for additional one-year periods by written notice. We have been notified that pursuant to recent directives from the National Credit Union Association, the LSSA requires modification to effect certain procedural changes related to the funding process including, but not limited to, satisfaction of certain pre-funding conditions of notification of intent to sell timeshare loans to the lender. We are currently working with the lender to revise our procedures accordingly as well as discussing other potential changes to the Quorum Facility. We do not believe this change will have a material impact on our borrowing capacity or liquidity.
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
DPM Inventory Loan. On May 21, 2012, DPM Acquisition, LLC and subsidiaries (collectively, "DPMA") entered into an Inventory Loan and Security Agreement (the "DPM Inventory Loan") with RFA PMR LoanCo, LLC. The DPM Inventory Loan provided debt financing for a portion of the purchase price of the defaulted receivables to be purchased by DPMA pursuant to a collateral recovery and repurchase agreement entered into between DPMA and an affiliate of RFA PMR LoanCo, LLC. The interest rate was a variable rate equal to the sum of LIBOR plus 6.0% per annum; provided that LIBOR was never less than 2.0% or greater than 4.0% per annum. There was no principal balance outstanding under the DPM Inventory Loan as of June 30, 2015; however, we have the option of borrowing additional amounts under the DPM Inventory Loan.
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
Notes Payable. We finance premiums on certain insurance policies under three unsecured notes. One of the unsecured notes is scheduled to mature in October 2015 and carries an interest rate of 2.8% per annum. The remaining two unsecured notes are scheduled to mature in January 2016, and each carries an interest rate of 2.7% per annum. In addition, we purchased certain software licenses during the six months ended June 30, 2014, with annual interest-free payments due for the next three years; this obligation was recorded at fair value using a discount rate of 5.0%.
Future Capital Requirements. Over the next 12 months, we expect that our cash flows from operations and the borrowings under the Funding Facilities and the Senior Credit Facility will be available to cover the interest payments due under our indebtedness and fund our operating expenses and other obligations, including any purchases of common stock under the Stock Repurchase Program. See "—Overview" for further detail on the Stock Repurchase Program.
Our future capital requirements will depend on many factors, including the growth of our consumer financing activities, the expansion of our hospitality management operations and potential acquisitions. On July 28, 2015, we entered into an Agreement for the Purchase and Sale of Property (the “Agreement”) with Hawaii Funding LLC (the “Seller”), an affiliate of Och-Ziff Real Estate. The Agreement relates to the development by the Seller of a new resort, which is expected to consist of 144 units (the "Units"), on property located in Kona, Hawaii to be acquired by the Seller. Pursuant to the Agreement, we have agreed to purchase all of the Units, subject to the satisfaction of specified conditions. The Seller’s delivery of the Units to us, which is expected to begin in the first quarter of 2017 and continue through mid-2018, is subject to various conditions precedent and rights of the parties. We do not anticipate any significant cash outlays related to the Agreement until 2017.
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
As a result of our initial public offering completed in July 2013 (the "IPO") and the resulting change in ownership, our federal NOLs are limited under Internal Revenue Code Section 382 and state NOLs are subject to similar limitations in many cases. Due to current favorable tax law regarding recognition of income from Vacation Interests sales and use of NOLs, we anticipate our current federal and state cash income taxes payable will be substantially lower than our income tax provision for the year ending December 31, 2015.
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
Off-Balance Sheet Arrangements. As of June 30, 2015, we did not have any off-balance sheet arrangements (as defined in Item 303(a)(4) of Regulation S-K).
Contractual Obligations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations" in the 2014 Form 10-K for a summary of our contractual obligations as of December 31, 2014. There were no material changes outside the ordinary course of our business in contractual obligations from December 31, 2014 through June 30, 2015.

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
Critical accounting policies are those policies that, in management's view, are most important in the portrayal of our financial condition and results of operations. The methods, estimates and judgments that we use in applying our accounting policies have a significant impact on the results that we report in our financial statements. These critical accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. For further detail of those Critical Accounting Policies and Use of Estimates that require significant judgment, see "Item 7. Management's Discussion and Analysis of Financial Condition—Critical Accounting Policies and Use of Estimates" in the 2014 Form 10-K.

New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which supersedes most of the current revenue recognition requirements. The core principle of the new guidance is that an entity is required to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. New disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. Entities must adopt the new guidance using one of two retrospective application methods. This guidance was to be effective for us for the quarter ending March 31, 2017; however, the FASB recently approved a one-year deferral of the effective date of this guidance, which is now the quarter ending March 31, 2018 for us. Early adoption is permitted as of the original effective date. We are currently evaluating the standard to determine the impact of the adoption of this guidance on our financial statements.
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
Interest Rate Risk. We are exposed to interest rate risk through our variable rate indebtedness, including the Conduit Facility and the Senior Credit Facility. We have attempted to manage our interest rate risk through the use of derivative financial instruments. For example, we are generally required to hedge 90% of the outstanding note balance under the Conduit Facility. We do not hold or issue financial instruments for trading purposes and do not enter into derivative transactions that would be considered speculative positions. To manage exposure to counterparty credit risk in interest rate swap and cap agreements, we enter into agreements with highly rated institutions that can be expected to fully perform under the terms of such agreements. At June 30, 2015, our derivative financial instruments consisted of an interest rate swap agreement and an interest rate cap agreement, which did not qualify for hedge accounting and were subsequently terminated in July 2015. Interest differentials resulting from these agreements are recorded on an accrual basis as an adjustment to interest expense.
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
As of June 30, 2015, 58.8% of our borrowings, or $567.6 million, bore interest at variable rates. However, all of our variable-rate borrowings require a minimum interest rate floor when LIBOR is below certain levels. Assuming the level of variable-rate borrowings outstanding at June 30, 2015, and assuming a one percentage point increase in the 2015 average interest rate payable on these borrowings, we estimate that our interest expense would have increased and pre-tax income would have decreased by approximately $0.7 million for the six months ended June 30, 2015.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II—OTHER INFORMATION

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On October 28, 2014, our board of directors authorized the Stock Repurchase Program allowing for the expenditure of up to $100.0 million for the repurchase of our common stock, subject to the terms, conditions and limitations in the Senior Credit Facility. The Stock Repurchase Program was announced on October 29, 2014 and has no scheduled expiration date.
On July 28, 2015, our board of directors authorized the expenditure of up to an additional $100.0 million for the repurchase of our common stock under the Stock Repurchase Program. With the new authorization, approximately $109.8 million was available as of July 28, 2015 under the Stock Repurchase Program. The expanded repurchase program does not obligate us to acquire any additional shares of common stock or impose any particular timetable for repurchases, and the program may be suspended or modified at any time at our discretion. The timing and amount of any stock repurchases will be determined by management based on its evaluation of market conditions, the trading price of the stock, potential alternative uses of cash resources, applicable legal requirements, compliance with the provisions of our credit agreement, and other factors. The Senior Credit Facility limits our ability to make restricted payments, including the payment of dividends or expenditures for stock repurchases. As of July 28, 2015, the available basket for restricted payments, including purchases under our Stock Repurchase Program, was approximately $89.3 million, subject to change based on our future financial performance.
For further detail regarding the Stock Repurchase Program and the terms of the Senior Credit Facility, including the limitations under the Senior Credit Facility on our ability to make restricted payments, see “Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."
The following is a summary of common stock repurchased by us by month during the second quarter of 2015 under the Stock Repurchase Program:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program
April 1 to 30	136,910	$32.57	136,910	$18,362,000
May 1 to 31	154,000	$32.40	154,000	$13,378,000
June 1 to 30	108,900	$32.47	108,900	$9,846,000
Total	399,810		399,810

ITEM 6.     EXHIBITS

Exhibit	Description
10.1
Employment Agreement, dated May 19, 2015, by and between Diamond Resorts International Marketing, Inc. and Michael Flaskey (incorporated by reference to Exhibit 10.1 to Diamond Resorts International, Inc.'s Current Report on Form 8-K filed on May 26, 2015).

10.2
First Amendment to Employment Agreement, dated May 20, 2015, by and between Hospitality Management and Consulting Service, L.L.C. and David F. Palmer (incorporated by reference to Exhibit 10.2 to Diamond Resorts International, Inc.'s Current Report on Form 8-K filed on May 26, 2015).

10.3
First Amendment to Employment Agreement, dated May 20, 2015, by and between Hospitality Management and Consulting Service, L.L.C. and C. Alan Bentley (incorporated by reference to Exhibit 10.3 to Diamond Resorts International, Inc.'s Current Report on Form 8-K filed on May 26, 2015).

10.4
First Amendment to Employment Agreement, dated May 20, 2015, by and between Hospitality Management and Consulting Service, L.L.C. and Howard S. Lanznar (incorporated by reference to Exhibit 10.4 to Diamond Resorts International, Inc.'s Current Report on Form 8-K filed on May 26, 2015).

10.5
First Amendment to Employment Agreement, dated May 20, 2015, by and between Hospitality Management and Consulting Service, L.L.C. and Steven F. Bell (incorporated by reference to Exhibit 10.5 to Diamond Resorts International, Inc.'s Current Report on Form 8-K filed on May 26, 2015).

10.6
Diamond Resorts International, Inc. 2015 Equity Incentive Compensation Plan (the “Equity Incentive Plan”) (incorporated by reference to Exhibit 10.6 to Diamond Resorts International, Inc.'s Current Report on Form 8-K filed on May 26, 2015).

10.7
Form of Non-Qualified Stock Option Agreement under the Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to Diamond Resorts International, Inc.'s Current Report on Form 8-K filed on May 26, 2015).

10.8
Form of Restricted Stock Agreement under the Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to Diamond Resorts International, Inc.'s Current Report on Form 8-K filed on May 26, 2015).

10.9
Form of Restricted Stock Unit Agreement under the Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to Diamond Resorts International, Inc.'s Current Report on Form 8-K filed on May 26, 2015).

10.10
Form of Non-Employee Director Deferred Stock Agreement under the Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to Diamond Resorts International, Inc.'s Current Report on Form 8-K filed on May 26, 2015).

10.11	Diamond Resorts International, Inc. Bonus Compensation Plan (incorporated by reference to Exhibit 10.11 to Diamond Resorts International, Inc.'s Current Report on Form 8-K filed on May 26, 2015).
10.12
Omnibus Amendment, dated June 26, 2015, among Diamond Resorts Issuer 2008 LLC, as issuer, Diamond Resorts Depositor 2008 LLC, as depositor, Diamond Resorts Corporation, Diamond Resorts Holdings, LLC, and Diamond Resorts International, Inc., each in its capacity as performance guarantor, Diamond Resorts Finance Holding Company, as seller, Diamond Resorts Financial Services, Inc., as servicer, Wells Fargo Bank, National Association, as trustee, as custodian and as back-up servicer, GIFS Capital Company, LLC, as a conduit, and Credit Suisse AG, New York Branch, as administrative agent (incorporated by reference to Exhibit 10.1 to Diamond Resorts International, Inc.'s Current Report on Form 8-K filed on July 2, 2015).

10.13
Omnibus Amendment No. 2, dated July 1, 2015, among Diamond Resorts Issuer 2008 LLC, as issuer, Diamond Resorts Depositor 2008 LLC, as depositor, Diamond Resorts Corporation, Diamond Resorts Holdings, LLC, and Diamond Resorts International, Inc., each in its capacity as performance guarantor, Diamond Resorts Finance Holding Company, as seller, Diamond Resorts Financial Services, Inc., as servicer, Wells Fargo Bank, National Association, as trustee, as custodian and as back-up servicer, GIFS Capital Company, LLC, as a conduit, and Credit Suisse AG, New York Branch, as administrative agent.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act as of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Diamond Resorts International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss); (iii) the Condensed Consolidated Statement of Stockholders' Equity; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) Notes to the Condensed Consolidated Financial Statements, filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAMOND RESORTS INTERNATIONAL, INC.

Date:	August 5, 2015	By:	/s/ DAVID F. PALMER
David F. Palmer
President and Chief Executive Officer (principal executive officer)

Date	August 5, 2015	By:	/s/ C. ALAN BENTLEY
C. Alan Bentley
Executive Vice President and Chief Financial Officer (principal financial officer)