Form 10-Q
period 2015-09-30
Diamond Resorts International, Inc.
filed 2015-11-04
CIK 1566897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________

FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES ☒ NO
As of November 3, 2015, there were 71,687,943 outstanding shares of the common stock, par value $0.01 per share, of Diamond Resorts International, Inc.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of September 30, 2015 (unaudited) and December 31, 2014	3

Condensed Consolidated Statements of Income and Comprehensive Income (Loss) for the three and nine months ended September 30, 2015 and 2014 (unaudited)	4

Condensed Consolidated Statement of Stockholders' Equity for the nine months ended September 30, 2015 (unaudited)	5

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014 (unaudited)	6

Notes to the Unaudited Condensed Consolidated Financial Statements	8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	34

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	58

ITEM 4. CONTROLS AND PROCEDURES	59

PART II - OTHER INFORMATION	59

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	59

ITEM 6. EXHIBITS	60

SIGNATURES

PART I — FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2015 and December 31, 2014
(In thousands, except share data)

	September 30, 2015
	(Unaudited)	December 31, 2014
Assets:
Cash and cash equivalents	$326,589	$242,486
Cash in escrow and restricted cash	87,775	80,914
Mortgages and contracts receivable, net of allowance of $153,373 and $130,639, respectively	571,267	498,662
Due from related parties, net	25,155	51,651
Other receivables, net	29,671	59,821
Income tax receivable	1,033	467
Deferred tax asset	354	423
Prepaid expenses and other assets, net	116,100	86,439
Unsold Vacation Interests, net	323,150	262,172
Property and equipment, net	76,908	70,871
Assets held for sale	1,271	14,452
Goodwill	30,642	30,632
Other intangible assets, net	174,210	178,786
Total assets	$1,764,125	$1,577,776
Liabilities and Stockholders' Equity:
Accounts payable	$22,248	$14,084
Due to related parties, net	68,804	34,768
Accrued liabilities	175,671	134,680
Income taxes payable	29	108
Deferred income taxes	79,755	47,250
Deferred revenues	83,733	124,997
Senior Credit Facility, net of unamortized original issue discount of $1,839 and $2,055, respectively	422,826	440,720
Securitization notes and Funding Facilities, net of unamortized original issue discount of $115 and $156, respectively	601,127	509,208
Derivative liabilities	284	—
Notes payable	3,004	4,612
Total liabilities	1,457,481	1,310,427

Stockholders' equity:
Common stock $0.01 par value per share; authorized - 250,000,000 shares, issued - 73,108,856 shares and 75,732,088 shares, respectively	731	757
Preferred Stock $0.01 par value per share; authorized - 5,000,000 shares	—	—
Additional paid-in capital	414,148	482,732
Accumulated deficit	(80,760)	(180,502)
Accumulated other comprehensive loss	(19,555)	(19,561)
Subtotal	314,564	283,426
Less: Treasury stock at cost; 313,763 and 642,900 shares, respectively	(7,920)	(16,077)
Total stockholders' equity	306,644	267,349
Total liabilities and stockholders' equity	$1,764,125	$1,577,776

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME (LOSS)
For the three and nine months ended September 30, 2015 and 2014
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Management and member services	$41,647	$37,795	$124,325	$115,238
Consolidated resort operations	4,004	10,481	11,338	28,825
Vacation Interests sales, net of provision of $21,100, $15,847, $56,007 and $40,123, respectively	165,208	143,180	438,055	379,082
Interest	20,120	17,130	57,721	49,010
Other	20,410	13,379	48,972	40,049
Total revenues	251,389	221,965	680,411	612,204
Costs and Expenses:
Management and member services	8,913	8,549	25,310	23,377
Consolidated resort operations	3,365	9,216	11,114	25,662
Vacation Interests cost of sales	16,946	16,476	25,535	44,840
Advertising, sales and marketing	94,876	82,308	248,267	214,190
Vacation Interests carrying cost, net	7,430	5,162	27,171	19,766
Loan portfolio	1,324	1,400	6,242	6,249
Other operating	7,849	5,847	20,198	16,650
General and administrative	28,372	26,747	84,159	74,203
Depreciation and amortization	8,030	8,271	25,127	24,601
Interest expense	12,072	11,294	35,197	45,292
Loss on extinguishment of debt	—	—	—	46,807
Impairments and other write-offs	—	11	12	53
(Gain) loss on disposal of assets	(95)	224	(57)	71
Total costs and expenses	189,082	175,505	508,275	541,761
Income before provision for income taxes	62,307	46,460	172,136	70,443
Provision for income taxes	25,410	20,156	72,394	32,860
Net income	36,897	26,304	99,742	37,583
Other comprehensive income (loss):
Currency translation adjustments, net of tax of $0	(693)	(2,931)	(1,861)	(1,420)
Post-retirement benefit plan	1,807	43	1,893	128
Other	(20)	(1)	(26)	(6)
Total other comprehensive income (loss), net of tax	1,094	(2,889)	6	(1,298)
Comprehensive income	$37,991	$23,415	$99,748	$36,285
Net income per share:
Basic	$0.51	$0.35	$1.36	$0.50
Diluted	$0.49	$0.34	$1.31	$0.49
Weighted average common shares outstanding:
Basic	72,912	75,542	73,480	75,476
Diluted	75,317	77,418	76,081	76,695

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the nine months ended September 30, 2015
(In thousands, except share data)
(Unaudited)

	Common Stock Shares Outstanding	Common Stock Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Less: Treasury Stock at Cost	Total Stockholders' Equity
Balance at January 1, 2015	75,089,188	$757	$482,732	$(180,502)	$(19,561)	$(16,077)	$267,349
Exercise of stock options	160,370	1	2,520	—	—	—	2,521
Stock-based compensation	141,490	2	18,695	—	—	—	18,697
Excess tax benefits from stock-based compensation	—	—	375	—	—	—	375
Common stock repurchased under the Stock Repurchase Program	(2,595,955)	—	—	—	—	(82,046)	(82,046)
Retirement of treasury stock	—	(29)	(90,174)			90,203	—
Net income for the nine months ended September 30, 2015	—	—		99,742	—	—	99,742
Other comprehensive income (loss):
Currency translation adjustment, net of tax of $0	—	—	—	—	(1,861)	—	(1,861)
Deconsolidation of St. Maarten post-retirement benefit plan, net of tax of $0	—	—	—	—	1,893	—	1,893
Other	—	—	—	—	(26)	—	(26)
Balance at September 30, 2015	72,795,093	$731	$414,148	$(80,760)	$(19,555)	$(7,920)	$306,644

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the nine months ended September 30, 2015 and 2014 (In thousands) (Unaudited)

	2015	2014
Operating activities:
Net income	$99,742	$37,583
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for uncollectible Vacation Interests sales	56,007	40,123
Amortization of capitalized financing costs and original issue discounts	4,461	4,079
Amortization of capitalized loan origination costs and net portfolio discounts	9,517	6,555
Depreciation and amortization	25,127	24,601
Stock-based compensation	12,254	12,198
Loss on extinguishment of debt	—	46,807
Impairments and other write-offs	12	53
(Gain) loss on disposal of assets	(57)	71
Deferred income taxes	32,391	30,461
Loss on foreign currency exchange	656	98
Gain on mortgage repurchase	(412)	(519)
Unrealized loss on derivative instruments	600	181
Unrealized loss on post-retirement benefit plan	—	128
Changes in operating assets and liabilities excluding acquisitions:
Mortgages and contracts receivable	(137,721)	(105,139)
Due from related parties, net	33,898	5,661
Other receivables, net	30,222	20,678
Prepaid expenses and other assets, net	(19,994)	(41,763)
Unsold Vacation Interests, net	(49,285)	9,842
Accounts payable	8,312	1,184
Due to related parties, net	35,491	14,623
Accrued liabilities	41,367	(11,144)
Income taxes receivable/payable	(645)	136
Deferred revenues	(40,678)	(19,995)
Net cash provided by operating activities	141,265	76,502
Investing activities:
Property and equipment capital expenditures	(18,483)	(13,902)
Purchase of intangible assets	(8,993)	—
Investment in joint venture in Asia	(1,500)	—
Proceeds from sale of assets	239	264
Net cash used in investing activities	$(28,737)	$(13,638)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—Continued For the nine months ended September 30, 2015 and 2014 (In thousands) (Unaudited)

	2015	2014
Financing activities:
Changes in cash in escrow and restricted cash	$(6,915)	$22,461
Proceeds from issuance of Senior Credit Facility	—	442,775
Proceeds from issuance of securitization notes and Funding Facilities	431,201	206,325
Proceeds from issuance of notes payable	—	1,113
Payments on Senior Credit Facility	(18,109)	(1,112)
Payments on securitization notes and Funding Facilities	(339,342)	(146,206)
Payments on Senior Secured Notes, including redemption premium	—	(404,683)
Payments on notes payable	(10,100)	(28,492)
Payment of debt issuance costs	(5,329)	(11,048)
Excess tax benefits from stock-based compensation	375	—
Common stock repurchased under the Stock Repurchase Program	(82,046)	—
Proceeds from exercise of stock options	2,521	2,309
Payments for derivative instrument	(316)	—
Net cash (used in) provided by financing activities	(28,060)	83,442
Net increase in cash and cash equivalents	84,468	146,306
Effect of changes in exchange rates on cash and cash equivalents	(365)	(328)
Cash and cash equivalents, beginning of period	242,486	35,945
Cash and cash equivalents, end of period	$326,589	$181,923

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash interest paid on corporate indebtedness	$18,235	$48,877
Cash interest paid on securitization notes and Funding Facilities	$11,957	$10,814
Cash paid for taxes, net of cash tax refunds	$1,269	$2,012

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Insurance premiums financed through issuance of notes payable	$8,492	$6,173
Unsold Vacation Interests, net reclassified to property and equipment	$—	$6,094
Assets held for sale reclassified to unsold Vacation Interests	$12,978	$—
Unsold Vacation Interests, net, reclassified to assets held for sale	$—	$4,257
Assets to be disposed but not actively marketed (prepaid expenses and other assets) reclassified to property and equipment	$—	$272
Information technology software and support financed through issuance of notes payable	$—	$472

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1	— Background, Business and Basis of Presentation
Business and Background
Diamond Resorts International, Inc. ("DRII") is a holding company, and its principal asset is the direct and indirect ownership of equity interests in its subsidiaries, including Diamond Resorts Corporation ("DRC"), which is the wholly-owned operating subsidiary that has historically conducted the business described below. Except where the context otherwise requires or where otherwise indicated, references in the condensed consolidated financial statements to "the Company" refer to DRII and its subsidiaries, including DRC.
The Company operates in the hospitality and vacation ownership industry, with a worldwide network of 352 vacation destinations located in 34 countries throughout the world, including the continental United States ("U.S."), Hawaii, Canada, Mexico, the Caribbean, Central America, South America, Europe, Asia, Australia, New Zealand and Africa (as of September 30, 2015). The Company’s resort network includes 93 resort properties with approximately 11,000 units that are managed by the Company and 255 affiliated resorts and hotels and four cruise itineraries, which the Company does not manage and do not carry the Company's brand, but are a part of the Company's network and, through THE Club and other Club offerings (the "Clubs"), are available for its members to use as vacation destinations.
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
Through December 31, 2014, hospitality and management services also included operations of two properties located in St. Maarten for which a wholly-owned subsidiary of the Company functioned as the HOA. Effective January 1, 2015, the Company assigned the rights and related obligations associated with assets it previously owned as the HOA for these properties to newly created HOAs (the "St. Maarten HOAs"). The Company has no beneficial interest in the St. Maarten HOAs, except through its ownership of VOIs, but continues to serve as the manager of the St. Maarten HOAs pursuant to customary management services agreements.
As a result of these transactions, the operating results and the assets and liabilities of the St. Maarten properties were deconsolidated from the Company's condensed consolidated financial statements effective January 1, 2015 (with the exception of all employee-related liabilities including the post-retirement benefit plan, which were transferred to the St. Maarten HOAs during the quarter ended September 30, 2015, and cash accounts, which are expected to be transferred to the St. Maarten HOAs during the quarter ending December 31, 2015) (the "St. Maarten Deconsolidation").
Basis of Presentation
The accompanying condensed consolidated financial statements of Diamond Resorts International, Inc. and its subsidiaries have been prepared in accordance with accounting policies described in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 (the "2014 Form 10-K"). Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal and recurring nature. The accompanying condensed consolidated financial statements should be reviewed in conjunction with the Company's annual consolidated financial statements included in the 2014 Form 10-K. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results for the full year ending December 31, 2015 or any future period.
Certain balances in the Company's condensed consolidated statement of cash flows for the nine months ended September 30, 2014 have been reclassified for immaterial foreign currency translation adjustments to conform to current year presentation.

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
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which supersedes most of the current revenue recognition requirements ("ASU No. 2014-09"). The core principle of this guidance is that an entity is required to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. New disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. Entities must adopt the new guidance using one of two retrospective application methods. The Company will adopt ASU No. 2014-09 as of its quarter ending March 31, 2018. The Company is currently evaluating the standard to determine the impact of the adoption of this guidance on its financial statements.
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
In February 2015, the FASB issued ASU No. 2015-02, Consolidation (“ASU No. 2015-02”), which is intended to respond to stakeholders’ concerns about the current accounting guidance for certain legal entities. The amendments update the analysis of consolidation for limited partnerships, contractual fee arrangements and investment funds, as well as include additional guidance on the effect of related parties. The amendments in ASU No. 2015-02 are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The amendments in ASU No. 2015-02 may be applied retrospectively or using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. The Company will adopt ASU No. 2015-02 as of its quarter ending March 31, 2016. The Company is currently evaluating the standard to determine the impact of its adoption on its financial statements.
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
In September 2015, the FASB issued ASU No. 2015-16, Business Combinations - Simplifying the Accounting for Measurement-Period Adjustments ("ASU No. 2015-16"), which requires that an acquirer in a business combination recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU No. 2015-16 also requires that the acquirer record, in the current period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the estimated amounts, calculated as if the accounting had been completed at the acquisition date. ASU No. 2015-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments in ASU No. 2015-16 should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. The Company will adopt ASU No. 2015-16 as of its quarter ending March 31, 2016. The Company believes that the adoption of this update will not have a material impact on its financial statements.

Note 3	— Concentrations of Risk
 Credit Risk—The Company is exposed to on-balance sheet credit risk related to its mortgages and contracts receivable. The Company offers financing to the buyers of VOIs and bears the risk of defaults on promissory notes delivered to it by buyers of VOIs. If a buyer of VOIs defaults, the Company generally attempts to resell such VOIs by exercise of a power of sale. The associated marketing, selling and administrative costs from the original sale are not recovered and such costs must be incurred again to resell the VOIs. Although in many cases the Company may have recourse against a buyer of VOIs for the unpaid price, certain states have laws that limit the Company’s ability to recover personal judgments against customers who have defaulted on their loans, and the Company has generally not pursued this remedy.
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
 Geographic Concentration—Portions of the Company's consumer loan portfolio are concentrated in certain geographic regions within the U.S. The deterioration of the economic condition and financial well-being of the regions in which the Company has significant loan concentrations could adversely affect the results of operations for its consumer loan portfolio business. The credit risk inherent in such concentrations is dependent upon regional and general economic stability, which affects property values and the financial well-being of the borrowers. As of September 30, 2015, the Company's loans to California residents constituted 33.6% of the consumer loan portfolio. No other state or foreign country concentration accounted for more than 10.0% of the portfolio.
Interest Rate Risk—Since a significant portion of the Company's indebtedness bears interest at variable rates, any increase in interest rates beyond amounts covered under the Company’s derivative financial instruments, particularly if sustained, could have an adverse effect on the Company’s results of operations, cash flows and financial position.
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
On March 20, 2015, as required by the Company's $200.0 million conduit facility (the "Conduit Facility") that was amended and restated on February 5, 2015 and further amended on June 26, 2015 (the "June 2015 Amendment"), the Company entered into an interest rate swap agreement with a notional amount of $56.9 million (the "March 2015 Swap") that was scheduled to mature on March 20, 2025, to manage its exposure to fluctuations in interest rates. The Company paid interest at a

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

fixed rate of 2.46% based on a floating notional amount according to a pre-determined amortization schedule and received interest based on one-month floating LIBOR. The March 2015 Swap did not qualify for hedge accounting. On July 29, 2015, the March 2015 Swap was terminated upon the payoff of the then-outstanding balance under the Conduit Facility using the proceeds from the issuance of $170.0 million of investment-grade securities, consisting of two tranches of vacation ownership loan-backed notes (collectively, the "DROT 2015-1 Notes").
On June 26, 2015, the Company entered into an interest rate cap agreement (the "June 2015 Cap") to further limit its exposure to interest rate increases. The June 2015 Cap was scheduled to terminate on June 20, 2025 and bore an interest rate of 4.64% based on a notional amount of $72.0 million, subject to adjustment in accordance with the terms of the agreement governing the June 2015 Cap. The June 2015 Cap did not qualify for hedge accounting. The Company paid $0.3 million for the June 2015 Cap, which was recorded as a derivative asset. The June 2015 Cap was terminated on July 1, 2015 concurrent with the further amendment of the Conduit Facility on July 1, 2015 (the "July 2015 Amendment"). See "Note 15—Borrowings" for further detail on the Conduit Facility.
On October 1, 2015, as required by the Conduit Facility, the Company entered into an interest rate swap agreement to manage its exposure to fluctuations in interest rates, effective September 30, 2015 (the "September 2015 Swap"). The September 2015 Swap has a notional amount of $97.0 million and is scheduled to mature on September 20, 2025. The Company pays interest at a fixed rate of 2.45% based on a floating notional amount in accordance with a pre-determined amortization schedule, and receives interest based on one-month floating LIBOR. The September 2015 Swap did not qualify for hedge accounting.
As of September 30, 2015, the fair value of the September 2015 Swap was calculated to be $0.3 million based on a valuation report provided by a counterparty. This fair value was recorded as a derivative liability with an offsetting charge to interest expense.

Note 4	— Cash in Escrow and Restricted Cash
Cash in escrow and restricted cash as of the dates presented below consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Securitization and Funding Facilities collection and reserve cash	$36,201	$39,784
Collected on behalf of HOAs	17,728	15,970
Rental trust	13,537	12,556
Escrow	12,423	9,830
Bonds and deposits	886	882
Other	7,000	1,892
Total cash in escrow and restricted cash	$87,775	$80,914
The nature of selected balances included in cash in escrow and restricted cash includes:
Securitization and Funding Facilities collection and reserve cash—prefunding and reserve cash held for the benefit of secured note holders and cash collections on certain mortgages receivable that secure collateralized notes. The Conduit Facility and the $100.0 million loan sale facility with Quorum Federal Credit Union (the "Quorum Facility") are collectively referred to as the "Funding Facilities." See "Note 15—Borrowings" for further detail on the Conduit Facility and the Quorum Facility.
As of December 31, 2014, Securitization and Funding Facilities collection and reserve cash included $4.4 million related to the future funding of contracts receivable associated with the $260.0 million securitization transaction completed on November 20, 2014 (the "DROT 2014-1 Notes") that was released to the Company's unrestricted cash account in January 2015. Securitization and Funding Facilities collection and reserve cash as of September 30, 2015 did not include such amount. See "Note 16—Borrowings" to the audited consolidated financial statements included in the 2014 Form 10-K for further detail on the DROT 2014-1 Notes.

Note 5 — Mortgages and Contracts Receivable
The Company provides financing to purchasers of VOIs at its North American and St. Maarten sales centers that are collateralized by their VOIs. Eligibility for this financing is principally dependent upon the customers’ Fair Isaac Corporation ("FICO") credit scores and other factors based on review of the customer’s credit history. As of September 30, 2015, the mortgages and contracts receivable bore interest at fixed rates between 6.0% and 18.0%. The terms of the mortgages and contracts receivable range from two years to 15 years and may be prepaid at any time without penalty. The weighted average

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

interest rate of outstanding mortgages and contracts receivable was 14.7% and 14.8% as of September 30, 2015 and December 31, 2014, respectively.
The Company charges off mortgages and contracts receivable upon the earliest of (i) the completion of cancellation or foreclosure proceedings or (ii) the customer's account becoming over 180 days delinquent. Once a delinquent customer has brought the account current following the event leading to the charge-off and makes six timely payments, the charge-off is reversed. A default in a customer's initial payment (after unsuccessful collection efforts) results in a cancellation of the sale. All collection and foreclosure costs related to delinquent loans are expensed as incurred. Mortgages and contracts receivable from 91 to 180 days past due as of September 30, 2015 and December 31, 2014 were 2.1% and 2.0%, respectively, of gross mortgages and contracts receivable.
The mortgages and contracts receivable, net balance includes deferred loan and contract origination costs related to mortgages originated by the Company, net of the related allowance for loan and contract losses. Loan and contract origination costs incurred in connection with providing financing for VOIs are capitalized and amortized over the estimated life of the mortgages or contracts receivable, based on historical prepayments, as a decrease to interest revenue using the effective interest method. Amortization of deferred loan and contract origination costs charged to interest revenue was $3.3 million and $2.4 million for the three months ended September 30, 2015 and 2014, respectively, and $9.5 million and $6.6 million for the nine months ended September 30, 2015 and 2014, respectively.
Mortgages and contracts receivable, net as of the dates presented below consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Mortgages and contracts receivable, originated	$680,193	$567,564
Mortgages and contracts receivable, purchased	28,008	41,213
Mortgages and contracts receivable, gross	708,201	608,777
Allowance for loan losses	(153,373)	(130,639)
Deferred profit on Vacation Interests transactions	(1,701)	(1,625)
Deferred loan and contract origination costs, net	14,558	12,253
Inventory value of defaulted mortgages that were previously purchased	3,329	9,587
Premium on mortgages and contracts receivable, net	253	309
Mortgages and contracts receivable, net	$571,267	$498,662
As of September 30, 2015 and December 31, 2014, $660.3 million and $552.4 million, respectively, of the gross amount of mortgages and contracts receivable were collateralized against the Company’s various borrowings included in "Securitization notes and Funding Facilities" in the accompanying condensed consolidated balance sheets. See "Note 15—Borrowings" elsewhere in this quarterly report.
Deferred profit on Vacation Interests transactions represents revenues less related direct costs (sales commissions, sales incentives, cost of sales and allowance for loan losses) related to sales that do not qualify for revenue recognition under Accounting Standards Codification (“ASC”) 978, “Real Estate-Time-Sharing Activities” ("ASC 978"). See "Note 2—Summary of Significant Accounting Policies" to the audited consolidated financial statements included in the 2014 Form 10-K for a description of revenue recognition criteria.
Inventory value of defaulted mortgages that were previously purchased represents the inventory underlying mortgages that have defaulted. Upon recovery of the inventory, the value is transferred to unsold Vacation Interests, net.
Activity in the allowance for loan and contract losses associated with mortgages and contracts receivable as of the dates presented below consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Balance, beginning of period	$145,830	$114,577	$130,639	$105,590
Provision for uncollectible Vacation Interests sales (a)	21,159	15,882	55,995	40,175
Write offs, net	(13,616)	(9,270)	(33,261)	(24,576)
Balance, end of period	$153,373	$121,189	$153,373	$121,189
(a) The provision for uncollectible Vacation Interests sales shows activity in the allowance for loan and contract losses associated with mortgages and contracts receivable and is exclusive of ASC 978 adjustments related to deferred revenue.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

A summary of the credit quality and aging as of the dates presented below is as follows (in thousands):

As of September 30, 2015
FICO Credit Scores	Current	31-60	61-90	91-120	121-150	151-180	Total
>799	$65,417	$278	$284	$232	$128	$190	$66,529
700-799	366,534	3,651	3,016	1,852	1,329	1,523	377,905
600-699	206,232	6,619	3,051	2,650	2,070	2,336	222,958
<600	19,798	1,507	716	515	555	507	23,598
No FICO Credit Scores	15,537	720	300	221	312	121	17,211
	$673,518	$12,775	$7,367	$5,470	$4,394	$4,677	$708,201

As of December 31, 2014
FICO Credit Scores	Current	31-60	61-90	91-120	121-150	151-180	Total
>799	$56,005	$487	$215	$190	$143	$155	$57,195
700-799	305,636	4,276	1,338	1,396	1,335	1,050	315,031
600-699	178,550	6,313	2,687	2,034	1,891	1,674	193,149
<600	19,992	1,833	895	545	406	450	24,121
No FICO Credit Scores	17,262	817	449	361	230	162	19,281
	$577,445	$13,726	$5,584	$4,526	$4,005	$3,491	$608,777
The Company captures FICO credit scores when each loan is underwritten. The "No FICO Credit Scores" category in the tables above is primarily comprised of customers who live outside of the U.S.

Note 6	— Transactions with Related Parties
Due from Related Parties, Net and Due to Related Parties, Net
Amounts due from related parties, net and due to related parties, net consist primarily of transactions with HOAs or Diamond Collections for which the Company acts as the management company. Due from related parties, net transactions include (i) management fees for the Company’s role as the management company; (ii) certain expenses reimbursed by HOAs and Diamond Collections; and (iii) the recovery of a portion of the Company’s Vacation Interests carrying costs, management and member services, consolidated resort operations, loan portfolio and general and administrative expenses that are incurred on behalf of the HOAs and the Diamond Collections according to a pre-determined schedule approved by the board of directors of each HOA and Diamond Collection. Due to related parties, net transactions include (i) the amounts due to HOAs and Diamond Collections under inventory recovery agreements that the Company enters into regularly with certain HOAs and similar agreements with the Diamond Collections, pursuant to which the Company recaptures VOIs, either in the form of vacation points or vacation intervals, and brings them into the Company’s inventory for sale to customers; (ii) the maintenance fee and assessment fee liability owed to HOAs and Diamond Collections for VOIs owned by the Company (generally this liability is recorded on January 1 of each year for the entire amount of annual maintenance and assessment fees, and is relieved throughout the year by payments remitted to the HOAs and the Diamond Collections; these maintenance and assessment fees are also recorded as prepaid expenses and other assets in the accompanying condensed consolidated balance sheets and amortized ratably over the year); (iii) cleaning fees owed to the HOAs for room stays paid by the Company’s customers or by a Club on behalf of a member where the frequency of the cleans exceeds those covered by the respective maintenance fees; and (iv) miscellaneous transactions with other non-HOA related parties.
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

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

Due from related parties, net as of the dates presented below consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Amounts due from HOAs	$20,650	$29,924
Amounts due from Diamond Collections	3,763	21,283
Amounts due from other	742	444
Total due from related parties, net	$25,155	$51,651
Due to related parties, net as of the dates presented below consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Amounts due to HOAs	$31,890	$14,788
Amounts due to Diamond Collections	36,885	19,944
Amounts due to other	29	36
Total due to related parties, net	$68,804	$34,768

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
Master Agreement
Concurrent with the Company's entry into the Purchase Agreement, on January 6, 2015, the Company entered into a Master Agreement (the "Master Agreement") with Mr. Cloobeck, HM&C, JHJM Nevada I, LLC ("JHJM") and other entities controlled by Mr. Cloobeck or his immediate family members. Pursuant to the Master Agreement, the parties made certain covenants to and agreements with the other parties, including: (i) the termination, effective as of January 1, 2015, of the services agreement between JHJM and HM&C (the "JHJM Agreement"); (ii) the conveyance to the Company of exclusive rights to market timeshare and vacation ownership properties from a prime location adjacent to Polo Towers on the “Las Vegas Strip,” pursuant to the terms of an Assignment and Assumption Agreement; (iii) Mr. Cloobeck’s agreement to various restrictive covenants, including non-competition, non-solicitation and non-interference covenants; and (iv) Mr. Cloobeck’s grant to the Company of a license to use Mr. Cloobeck’s persona, including his name, likeness and voice. In connection with the transactions contemplated by the Master Agreement, the Company paid Mr. Cloobeck or his designees $16.5 million and incurred $0.3 million in expenses related to this transaction. Of these amounts, $7.8 million was recorded as general and administrative expense in connection with the JHJM Agreement and $9.0 million was capitalized as marketing easement rights and other intangible assets. See "Note 11—Other Intangible Assets, Net" for further detail on the intangible assets acquired.

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
Aircraft Leases
In January 2012, the Company entered into an aircraft lease agreement with N702DR, LLC, a limited liability company of which Mr. Cloobeck is a beneficial owner and a controlling party. Pursuant to this lease agreement, the Company leases an aircraft from N702DR, LLC and paid N702DR, LLC $0.6 million for each of the three months ended September 30, 2015 and 2014, respectively, and $1.8 million for each of the nine months ended September 30, 2015 and 2014, respectively. In addition, pursuant to the Master Agreement described above, the Company agreed not to terminate this aircraft lease agreement until at least December 31, 2017, subject to certain termination provisions in the aircraft lease agreement.
In connection with the Company's lease of an aircraft from Banc of America Leasing & Capital, LLC, Mr. Cloobeck entered into a guarantee in favor of Banc of America Leasing & Capital, LLC. Pursuant to this guarantee, Mr. Cloobeck guarantees the Company's lease payments and any related indebtedness to Banc of America Leasing & Capital, LLC. In connection with this aircraft lease, and pursuant to this lease agreement, the Company paid Banc of America Leasing & Capital, LLC $0.3 million for each of the three months ended September 30, 2015 and 2014, respectively, and $0.9 million for each of the nine months ended September 30, 2015 and 2014, respectively. The Company did not compensate Mr. Cloobeck for providing these guarantees; however, pursuant to the Master Agreement described above, the Company agreed to indemnify and hold harmless Mr. Cloobeck and each of his affiliates from any and all amounts that Mr. Cloobeck is required to pay under the guarantee in favor of Banc of America Leasing & Capital, LLC. In exchange, Mr. Cloobeck agreed to comply with all the covenants and agreements set forth in the guarantee for so long as Mr. Cloobeck or any of his affiliates is subject to the guarantee.
Guggenheim Relationship
Pursuant to an agreement with the Company, DRP Holdco, LLC (the "Guggenheim Investor"), a significant investor in the Company, had the right to nominate two members to the Company's board of directors, subject to certain security ownership thresholds. Zachary Warren, a principal of Guggenheim Partners, LLC ("Guggenheim"), an affiliate of the Guggenheim Investor, serves as a member of the Company's board of directors as a nominee of the Guggenheim Investor. B. Scott Minerd, also a principal of Guggenheim, served as a member of the Company's board of directors until his resignation effective July 28, 2015. Mr. Minerd's resignation did not involve a disagreement on any matter relating to the Company's operations, policies, or practices.
Affiliates of Guggenheim are currently lenders under the Conduit Facility, the $470.0 million senior secured credit facility entered into on May 9, 2014 (the "Senior Credit Facility") and the $64.5 million securitization transaction completed on April 27, 2011 (the "DROT 2011 Notes"). In addition, an affiliate of Guggenheim was an investor in the Company's Senior Secured Notes that were redeemed on June 9, 2014. See "Note 15—Borrowings" elsewhere in this quarterly report and "Note 16—Borrowings" to the audited consolidated financial statements included in the 2014 Form 10-K for further detail on these borrowings.
March 2015 Secondary Offering
On March 10, 2015, Cloobeck Diamond Parent, LLC (an entity beneficially owned and controlled by Mr. Cloobeck), the Guggenheim Investor and Best Amigos Partners, LLC (an entity beneficially owned and controlled by Lowell D. Kraff, the Vice Chairman of the board of directors of the Company) (collectively, the "Selling Stockholders") consummated the sale of an aggregate of 6,700,000 shares of common stock of the Company in an underwritten public offering. On March 20, 2015, the Selling Stockholders sold an additional aggregate of 802,316 shares of the Company's common stock to the underwriter pursuant to the underwriting agreement in connection with the underwriter's exercise of its over-allotment option. These transactions are collectively referred to as the "March 2015 Secondary Offering." The Company did not sell any stock in the March 2015 Secondary Offering and did not receive any proceeds from the offering. The Company purchased from the underwriter 1,515,582 shares sold by the Selling Stockholders in the March 2015 Secondary Offering at $32.99 per share (the same price per share at which the underwriter purchased shares from the Selling Stockholders) for a total purchase price of approximately $50.0 million. The Company incurred approximately $0.9 million in expenses related to the March 2015 Secondary Offering, including registration, filing and listing fees, printing fees and legal and accounting expenses, which are included in general and administrative expense in the condensed consolidated statement of income and comprehensive income (loss).

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

Praesumo Agreement
In June 2009, the Company entered into an engagement agreement for individual independent contractor services with Praesumo Partners, LLC, a limited liability company of which Mr. Kraff is a beneficial owner and a controlling party. Pursuant to this engagement agreement, Praesumo provides Mr. Kraff as an independent contractor to the Company to provide, among other things, acquisition, development and finance consulting services. In August 2015, the Company entered into a fourth extension agreement that extends the agreement through August 31, 2016. In consideration of these services provided pursuant to this agreement, the Company paid to Praesumo Partners, LLC, in fees and expense reimbursements, $0.4 million for each of the three months ended September 30, 2015 and 2014, respectively, $1.4 million for the nine months ended September 30, 2015 and $1.3 million for the nine months ended September 30, 2014. These amounts do not include certain travel-related costs paid directly by the Company.
Mackinac Partners
C. Alan Bentley, the Executive Vice President and Chief Financial Officer of the Company, was a partner of Mackinac Partners, LLC, a financial advisory firm that provides consulting services to the Company. Effective December 31, 2014, Mr. Bentley withdrew as a partner of Mackinac Partners, LLC, and no longer has any beneficial ownership of, or economic interest in, Mackinac Partners, LLC. The services provided by Mackinac Partners, LLC to the Company include advisory services relating to mergers and acquisitions, capital formation and corporate finance. In addition to these services, which Mackinac Partners, LLC provided at hourly rates, Mackinac Partners, LLC also provides to the Company strategic advisory services of one of its managing partners at a rate of $0.2 million for each three-month period during the term. For the three and nine months ended September 30, 2014, the Company paid fees and expense reimbursements to Mackinac Partners, LLC of $0.2 million and $1.6 million, respectively.
Katten Muchin Rosenman LLP
Each of Howard S. Lanznar, the Executive Vice President and Chief Administrative Officer of the Company, and Richard M. Daley, a member of the board of directors of the Company, is Of Counsel at Katten Muchin Rosenman LLP ("Katten"). Mr. Lanznar was a partner of that law firm until August 31, 2014. During the three and nine months ended September 30, 2014, the Company paid to Katten fees of $0.8 million and $3.0 million, respectively.

Note 7	— Other Receivables, Net
Other receivables, net as of the dates presented below consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Sampler program receivables, net	$13,377	$17,516
Mortgage and contracts interest receivable	6,717	6,382
Rental receivables and other resort management-related receivables, net	2,968	3,972
Club dues receivable, net	2,320	27,160
Tax refund receivable	1,780	2,070
Other receivables	2,509	2,721
Total other receivables, net of allowances of $7,368 and $10,052, respectively	$29,671	$59,821

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

Note 8	— Prepaid Expenses and Other Assets, Net
Prepaid expenses and other assets, net as of the dates presented below consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Unamortized maintenance fees	$23,281	$—
Debt issuance costs, net	21,969	20,826
Deferred commissions	16,630	18,492
Vacation Interests purchases in transit	12,497	20,058
Prepaid member benefits and affinity programs	7,561	4,362
Deferred stock-based compensation	6,980	—
Other inventory or consumables	4,150	4,067
Prepaid sales and marketing costs	3,544	2,393
Prepaid insurance	2,798	2,764
Deferred inventory recovery agreements	2,646	—
Deposits and advances	2,645	3,186
Prepaid maintenance fees	2,057	3,317
Other	9,342	6,974
Total prepaid expenses and other assets, net	$116,100	$86,439
The nature of selected balances included in prepaid expenses and other assets, net includes:
Unamortized maintenance fees—prepaid annual maintenance fees on unsold Vacation Interests owned by the Company billed by the HOAs and the Diamond Collections for resorts included in the Company's resort network that are managed by the Company, which are charged to expense ratably over the year.
Deferred stock-based compensation—On May 19, 2015, the Company issued restricted stock, restricted stock units ("RSUs") and deferred stock to certain key management personnel and non-employee members of the board of directors of the Company. The values of this stock-based compensation are charged to expense ratably over their respective amortization periods. See "Note 20—Stock-Based Compensation" for further detail on the stock-based compensation issued.
Deferred inventory recovery agreements—represents the unamortized portion of the maintenance fees related to the inventory recoverable pursuant to our inventory recovery agreements that cannot be capitalized. This amount is charged to expense ratably over the year.
With the exception of Vacation Interests purchases in transit, prepaid expenses and other assets are amortized as the underlying assets are utilized. Debt issuance costs incurred in connection with obtaining funding for the Company have been capitalized and are being amortized over the lives of the related funding agreements as a component of interest expense using a method which approximates the effective interest method. Amortization of capitalized debt issuance costs included in interest expense was $1.6 million and $1.0 million for the three months ended September 30, 2015 and 2014, respectively, and $4.2 million and $3.5 million for the nine months ended September 30, 2015 and 2014, respectively.

Note 9	— Unsold Vacation Interests, Net
Unsold Vacation Interests, net as of the dates presented below consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Completed unsold Vacation Interests, net	$273,015	$230,137
Undeveloped land	31,843	24,326
Vacation Interests construction in progress	18,292	7,709
Unsold Vacation Interests, net	$323,150	$262,172
Included in completed unsold Vacation Interests, net above is certain property in Cabo, Mexico with a cost basis of $5.7 million, which is subject to an agreement that grants a third-party an option to purchase the property. This property no longer qualified as assets held for sale as of September 30, 2015. In addition, undeveloped land above includes vacant land in Orlando, Florida and Kona, Hawaii that no longer qualified as assets held for sale as of September 30, 2015.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

Activity related to unsold Vacation Interests, net for the periods presented below consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Balance, beginning of period	$318,003	$292,248	$262,172	$298,110
Transfers (to) from assets held for sale	(4)	(4,257)	12,978	(4,257)
Vacation Interests cost of sales	(16,946)	(16,476)	(25,535)	(44,840)
Inventory recovery (reinstatement)	1,047	(1,176)	19,824	21,121
Open market and bulk purchases	1,737	6,306	16,423	9,648
Capitalized legal, title and trust fees	3,640	2,192	11,497	3,689
Transfer of construction in progress to property and equipment, net	—	(478)	—	(6,094)
Construction in progress	5,139	104	12,945	596
Loan default recoveries, net	10,343	1,121	12,519	1,970
Effect of foreign currency translation	(1,148)	(2,770)	(1,612)	(1,650)
Other	1,339	252	1,939	(1,227)
Balance, end of period	$323,150	$277,066	$323,150	$277,066
See "Note 2—Summary of Significant Accounting Policies" to the audited consolidated financial statements included in the 2014 Form 10-K for further discussion of unsold Vacation Interests, net.

Note 10 — Property and Equipment, Net
Property and equipment, net as of the dates presented below consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Land and improvements	$19,300	$19,335
Buildings and leasehold improvements	45,417	44,320
Furniture and office equipment	21,570	19,248
Computer software	42,427	33,465
Computer equipment	17,747	15,641
Construction in progress	3,008	271
Property and equipment, gross	149,469	132,280
Less: Accumulated depreciation	(72,561)	(61,409)
Property and equipment, net	$76,908	$70,871
Depreciation expense related to property and equipment was $4.0 million and $3.5 million for the three months ended September 30, 2015 and 2014, respectively, and $11.8 million and $9.8 million for the nine months ended September 30, 2015 and 2014, respectively.

Note 11 — Other Intangible Assets, Net
Other intangible assets, net consisted of the following as of September 30, 2015 (in thousands):

	Gross Carrying Cost	Accumulated Amortization	Net Book Value
Management contracts	$201,513	$(55,160)	$146,353
Member relationships and the Clubs	55,605	(38,961)	16,644
Marketing easement rights	8,717	(327)	8,390
Distributor relationships and other	5,106	(2,283)	2,823
Total other intangible assets	$270,941	$(96,731)	$174,210

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

Other intangible assets, net consisted of the following as of December 31, 2014 (in thousands):

	Gross Carrying Cost	Accumulated Amortization	Net Book Value
Management contracts	$201,997	$(45,218)	$156,779
Member relationships and the Clubs	55,784	(36,789)	18,995
Distributor relationships and other	4,851	(1,839)	3,012
Total other intangible assets	$262,632	$(83,846)	$178,786
Under the terms of the Master Agreement entered into by the Company on January 6, 2015, the Company acquired certain rights from Mr. Cloobeck and entities controlled by Mr. Cloobeck, which were recorded as intangible assets by the Company. These rights included (i) the exclusive rights to market timeshare and vacation ownership properties from a prime location adjacent to Polo Towers on the “Las Vegas Strip”; (ii) Mr. Cloobeck's agreement to various non-competition, non-solicitation and non-interference covenants; and (iii) a license to use Mr. Cloobeck’s persona, including his name, likeness and voice. The intangible assets acquired were recorded at $9.0 million based on an appraisal and are being amortized over three to 20 years. See "Note 6—Transactions with Related Parties" for more detail on the Master Agreement.
Intangible assets purchased under the Master Agreement consisted of the following (dollars in thousands):

	Weighted Average Useful Life in Years	Based on Appraisal
Marketing easement rights	20	$8,717
Other intangibles	3	266
		$8,983
Amortization expense for other intangible assets was $4.1 million and $4.8 million for the three months ended September 30, 2015 and 2014, respectively, and $13.3 million and $14.8 million for the nine months ended September 30, 2015 and 2014, respectively.
As of September 30, 2015, the estimated aggregate amortization expense for intangible assets was expected to be $14.9 million, $13.8 million, $13.4 million, $13.3 million and $13.3 million for the successive 12 month periods ending September 30, 2016 through 2020, respectively, and $105.5 million for the remaining lives of these intangible assets.

Note 12 — Assets Held for Sale
Assets held for sale are recorded at the lower of cost or their estimated fair value less cost to sell and are not subject to depreciation. Sale of the assets classified as such is probable, and transfer of the assets is expected to qualify for recognition as a completed sale, generally within one year of the applicable balance sheet date.
Assets held for sale as of the dates presented below consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Certain units in Cabo, Mexico	$154	$5,855
Vacant land in Orlando, Florida	—	4,000
Vacant land in Kona, Hawaii	—	3,600
Points equivalent of unsold units and resorts in Europe	1,117	997
Total assets held for sale	$1,271	$14,452
The points equivalent of unsold units and resorts in the Company's European operations as of September 30, 2015 and December 31, 2014 were either held for sale or pending the consummation of sale. The proceeds related to assets pending the consummation of sale will be paid over several years and the Company will retain title to the properties until the full amounts due under the sales contracts are received. According to guidance included in ASC 360, "Property, Plant and Equipment" ("ASC 360"), the sales will not be considered consummated until all consideration has been exchanged. Consequently, the assets pending consummation of sale will continue to be included in assets held for sale until all proceeds are received.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

As of September 30, 2015, a vast majority of the completed units in Cabo, Mexico and vacant land in Orlando, Florida and Kona, Hawaii no longer qualified as assets held for sale and were included in unsold Vacation Interests, net at the same values.

Note 13 — Accrued Liabilities
Accrued liabilities as of the dates presented below consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Liability for unrecognized tax benefit	$62,467	$23,857
Accrued payroll and related	29,006	32,925
Accrued commissions	20,528	17,496
Accrued marketing expenses	17,997	14,953
Accrued other taxes	16,430	15,526
Accrued insurance	6,610	5,703
Accrued escrow liability	3,790	3,005
Accrued operating lease liabilities	3,231	3,503
Accrued professional fees	3,012	2,300
Accrued exchange company fees	2,183	2,169
Accrued liability related to business combinations	—	2,428
Other	10,417	10,815
Total accrued liabilities	$175,671	$134,680
Liability for unrecognized tax benefit represents amounts recorded related to uncertainty in income taxes, including potential interest charges, recognized in the Company's financial statements in accordance with ASC 740, “Income Taxes.” See "Note 17—Income Taxes" to the audited consolidated financial statements included in the 2014 Form 10-K for further detail.

Accrued liability related to business combinations represents a contingent liability associated with an earn-out granted in connection with a business combination completed in 2012. This liability was subsequently reduced after a negotiated settlement was reached and the reduced amount was paid in full in June 2015.

Note 14 — Deferred Revenues
Deferred revenues as of the dates presented below consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Deferred sampler programs revenue	$61,480	$64,403
Club deferred revenue	10,979	40,044
Guest deposits	6,491	6,482
Deferred maintenance and reserve fee revenue	—	7,552
Other	4,783	6,516
Total deferred revenues	$83,733	$124,997
Deferred maintenance and reserve fee revenue decreased by $7.6 million from December 31, 2014 to September 30, 2015 due to the St. Maarten Deconsolidation. See "Note 1—Background, Business and Basis of Presentation" for further detail on the St. Maarten Deconsolidation.

Note 15 — Borrowings

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
In accordance with the requirements of the July 2015 Amendment, the Company posted a reserve payment in the amount of $0.4 million against the derivative instruments associated with the Conduit Facility. This reserve payment was refunded to the Company upon the completion of the DROT 2015-1 Notes in which more than 75% of the outstanding balance under the Conduit Facility was repaid using the proceeds from such securitization or other financing.

Securitization Notes
On July 29, 2015, the Company completed a securitization involving the issuance of $170.0 million DROT 2015-1 Notes. The interest rates for the $158.5 million Class A tranche notes and the $11.5 million Class B tranche notes are 2.7% and 3.2%, respectively. The overall weighted average interest rate is 2.8%. The advance rate for this transaction is 96.0%. The proceeds from the DROT 2015-1 Notes were used to repay all of the outstanding balance plus accrued interest under the Conduit Facility, as well as to pay debt issuance cost related to the DROT 2015-1 Notes with the remaining proceeds transferred to the Company for general corporate use, and the reserve payment described above was refunded to the Company.

Quorum Facility
On September 30, 2015, pursuant to a First Amendment to the Amended and Restated Loan Sale and Servicing Agreement, the Company amended the Quorum Facility to increase the aggregate minimum committed amount from $80.0 million to $100.0 million and to extend the term of the agreement to December 31, 2017, provided that Quorum Federal Credit Union may further extend the term for additional periods by written notice. As of September 30, 2015, the weighted average advance rate was 83.6% and the weighted average interest rate was 5.6%.
Notes Payable
During the nine months ended September 30, 2015, the Company issued two unsecured notes to finance premiums on certain insurance policies. Both unsecured notes are scheduled to mature in January 2016 and carry an interest rate of 2.7% per annum.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

The following table presents selected information on the Company’s borrowings as of the dates presented below (dollars in thousands):

	September 30, 2015						December 31, 2014
	Principal Balance	Weighted Average Interest Rate	Maturity	Gross Amount of Mortgages and Contracts as Collateral	Borrowing / Funding Availability		Principal Balance
Senior Credit Facility	$424,665	5.5%	5/9/2021	$—	$25,000		$442,775
Original issue discount related to Senior Credit Facility	(1,839)			—	—		(2,055)
Notes payable-insurance policies	2,841	2.7%	Various	—	—		4,286
Notes payable-other	160	5.0%	Various	—	—		321
Total Corporate Indebtedness	425,827			—	25,000		445,327

Notes payable-other	3	—%	11/18/2015	—	—		5
Total Non-Recourse Indebtedness other than Securitization Notes and Funding Facilities	3			—	—		5
Diamond Resorts Owners Trust Series 2014-1 (1)	160,971	2.6%	5/20/2027	171,812	—		247,992
Diamond Resorts Owners Trust Series 2015-1 (1)	148,628	2.8%	7/20/2027	155,711	—		—
Conduit Facility (1)	107,730	2.8%	4/10/2017	121,351	92,270	(2)	—
Diamond Resorts Owner Trust Series 2013-2 (1)	94,159	2.3%	5/20/2026	104,621	—		131,952
DRI Quorum Facility and Island One Quorum Funding Facility(1)	33,590	5.6%	Various	40,746	66,410	(2)	52,315
Diamond Resorts Owner Trust Series 2013-1 (1)	33,198	2.0%	1/20/2025	36,887	—		42,838
Diamond Resorts Owner Trust Series 2011-1 (1)	13,180	4.0%	3/20/2023	13,874	—		17,124
Original issue discount related to Diamond Resorts Owner Trust Series 2011-1	(115)			—	—		(156)
Diamond Resorts Tempus Owner Trust 2013 (1)	9,786	6.0%	12/20/2023	15,255	—		17,143
Total Securitization Notes and Funding Facilities	601,127			660,257	158,680		509,208
Total	$1,026,957			$660,257	$183,680		$954,540
(1) Non-recourse indebtedness
(2) Borrowing / funding availability is calculated as the difference between the maximum commitment amount and the outstanding principal balance; however, the actual availability is dependent on the amount of eligible loans that serve as the collateral for such borrowings.

Borrowing Restrictions and Limitations
All of the Company’s borrowing under the Senior Credit Facility, securitization notes and the Conduit Facility contain various restrictions and limitations that may affect the Company's business and affairs. These include, but are not limited to, restrictions and limitations relating to its ability to incur indebtedness and other obligations, to make investments and acquisitions and to pay dividends. The Company is also required to maintain certain financial ratios and comply with other financial and performance covenants. The failure of the Company to comply with any of these provisions, or to pay its obligations, could result in foreclosure by the lenders of their security interests in the Company’s assets, and could otherwise have a material adverse effect on the Company. The Company was in compliance with all of the financial covenants as of September 30, 2015.
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

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

Note 16 — Income Taxes
In accordance with ASC 740-270, "Accounting for Income Taxes in Interim Periods," the income tax provisions for the nine months ended September 30, 2015 and 2014 were determined primarily using estimated annual effective tax rates based on estimated income before provision for income taxes for the full years ending December 31, 2015 and 2014, respectively. For certain foreign jurisdictions, the tax provisions for the three and nine months ended September 30, 2015 and 2014 were determined using year-to-date income before provision for income taxes.

Note 17 — Commitments and Contingencies
Contractual Obligations
The Company has entered into various contractual obligations primarily related to construction of units at the Cabo Azul Resort in Mexico, as well as relating to sales center remodeling, property amenity improvement and corporate office expansion projects. The total remaining commitment was $7.1 million as of September 30, 2015.
Hurricane Odile
In September 2014, Hurricane Odile, a Category 4 hurricane, inflicted widespread damage on the Baja California peninsula, particularly in the state of Baja California Sur, in which the Cabo Azul Resort, one of the Company's managed resorts, is located. Hurricane Odile caused significant damage to the buildings as well as the facilities and amenities at the Cabo Azul Resort, including unsold Vacation Interests and property and equipment owned by the Company. During the nine months ended September 2015, the Company received $5.0 million in proceeds from its insurance carrier for property damage resulting from Hurricane Odile. Management believes the Company has sufficient property insurance to cover the costs incurred by the Company in excess of $5.0 million when the insurance claim is ultimately settled.
In addition, the Company has filed a claim under its business interruption insurance policy for business profits lost during the period that the Cabo Azul Resort remained closed as a result of the damage suffered in Hurricane Odile. During the quarter ended September 30, 2015, the Company received an aggregate of $3.6 million in installments from its insurance carrier related to such claim, which was recognized as other revenue in the condensed consolidated statement of income and comprehensive income (loss). The total claim remains under negotiation with the insurance carrier and any further payments will also be recorded in the periods in which they are received. The Cabo Azul Resort and the on-site sales center reopened on September 1, 2015.
Kona Agreement
On July 28, 2015, the Company entered into an agreement for the purchase and sale of property (the "Kona Agreement") with Hawaii Funding LLC (the "Kona Seller"), an affiliate of Och-Ziff Real Estate. The Kona Agreement relates to the development by the Kona Seller of a new resort, which is expected to consist of 144 units, on property located in Kona, Hawaii to be acquired by the Kona Seller. Pursuant to the Kona Agreement, the Company has agreed to purchase all of the units, subject to the satisfaction of specified conditions. The Kona Seller's delivery of the units to the Company, which is expected to begin in the first quarter of 2017 and continue through mid-2018, is subject to various conditions precedent and rights of the parties.
Litigation Contingencies
From time to time, the Company or its subsidiaries are subject to certain legal proceedings and claims in the ordinary course of business. The Company evaluates these legal proceedings and claims at each balance sheet date to determine the degree of probability of an unfavorable outcome and, when it is probable that a liability has been incurred, the Company’s ability to make a reasonable estimate of loss. The Company records a contingent litigation liability when it determines, after consultation with outside counsel, that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

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
As of September 30, 2015, the only assets and liabilities of the Company measured at fair value on a recurring basis were the September 2015 Swap. As of September 30, 2015, the fair value of the September 2015 Swap was based on valuation reports provided by counterparties and was classified as Level 3, based on the fact that the credit risk data used for the valuations were not directly observable and could not be corroborated by observable market data. The Company’s assessment of the significant inputs to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. See "Note 3—Concentrations of Risk" for further detail on the derivative instruments.
As of December 31, 2014, the Company had no assets or liabilities measured at fair value on a recurring basis.
The following table summarizes the information regarding the Company's derivative instruments as of the dates presented below (in thousands):

	As of September 30, 2015		As of December 31, 2014
	Carrying Value	Total Estimated Fair Value	Carrying Value	Total Estimated Fair Value
Liabilities:
Interest rate swap agreement (a)	$284	$284	$—	$—
Total Liabilities	$284	$284	$—	$—
(a)    Values associated with the September 2015 Swap are presented under the derivative liabilities category of the accompanying condensed consolidated balance sheet.
As of September 30, 2015 and December 31, 2014, mortgages and contracts receivable had a balance of $571.3 million and $498.7 million, net of allowance, respectively. The allowance for loan and contract losses against the mortgages and contracts receivable is derived using a static pool analysis to develop historical default percentages based on FICO credit scores to apply to the mortgage and contract population. The Company evaluates other factors such as economic conditions, industry trends and past due aging reports in order to determine the adjustments needed to true up the allowance, which adjusts the carrying value of mortgages and contracts receivable to management's best estimate of collectability. As a result of such evaluation, the Company believes that the carrying value of the mortgages and contracts receivable approximated its fair value at September 30, 2015 and December 31, 2014. These financial assets were classified as Level 3, as there is little market data available.
As of September 30, 2015 and December 31, 2014, the borrowings under the Senior Credit Facility were classified as Level 2 and the Company believes the fair value of the Senior Credit Facility approximated its carrying value at such dates due to the fact that the market for similar instruments remained stable since May 2014, when the Company entered into the Senior Credit Facility.
As of September 30, 2015, the Company’s DROT 2011 Notes, the notes issued in the securitization transaction completed on January 23, 2013 (the "DROT 2013-1 Notes"), the notes issued in the securitization transaction completed on November 20, 2013 (the "DROT 2013-2 Notes"), DROT 2014-1 Notes and DROT 2015-1 Notes were classified as Level 2. As of December 31, 2014, the Company’s DROT 2011 Notes, DROT 2013-1 Notes, DROT 2013-2 Notes and DROT 2014-1 were classified as Level 2. The fair value of these borrowings was determined with the assistance of an investment banking firm, which the Company believes approximated similar instruments in active markets. The Company believes the fair value of the Diamond Resorts Tempus Owner Trust 2013 Notes issued on September 20, 2013 (the "Tempus 2013 Notes") approximated their carrying value due to the fact that the market for similar instruments remained stable since September 2013, the issuance date of the Tempus 2013 Notes. Consequently, the Tempus 2013 Notes were classified as Level 2 as of September 30, 2015 and December 31, 2014. See "Note 16—Borrowings" to the audited consolidated financial statements included in the 2014 Form 10-K for further detail on these borrowings.
As of September 30, 2015 and December 31, 2014, the Quorum Facility and a loan sale agreement that the Company assumed in connection with a previous business combination were classified as Level 2 based on an internal analysis performed by the Company utilizing the discounted cash flow model and the quoted prices for identical or similar instruments in markets that are not active.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

As of September 30, 2015 and December 31, 2014, the fair values of all other debt instruments were not calculated, based on the fact that they were either due within one year or were immaterial.
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
The carrying values and estimated fair values of the Company's financial instruments as of September 30, 2015 were as follows (in thousands):

	Carrying Value	Total Estimated Fair Value	Estimated Fair Value (Level 2)	Estimated Fair Value (Level 3)
Assets:
Mortgages and contracts receivable, net	$571,267	$571,267	$—	$571,267
Total assets	$571,267	$571,267	$—	$571,267
Liabilities:
Senior Credit Facility, net	$422,826	$422,826	$422,826	$—
Securitization notes and Funding Facilities, net	601,127	603,772	603,772	—
Notes payable	3,004	3,004	3,004	—
Total liabilities	$1,026,957	$1,029,602	$1,029,602	$—

The carrying values and estimated fair values of the Company's financial instruments as of December 31, 2014 were as follows (in thousands):

	Carrying Value	Total Estimated Fair Value	Estimated Fair Value (Level 2)	Estimated Fair Value (Level 3)
Assets:
Mortgages and contracts receivable, net	$498,662	$498,662	$—	$498,662
Total assets	$498,662	$498,662	$—	$498,662
Liabilities:
Senior Credit Facility, net	$440,720	$440,720	$440,720	$—
Securitization notes and Funding Facilities, net	509,208	512,706	512,706	—
Notes payable	4,612	4,612	4,612	—
Total liabilities	$954,540	$958,038	$958,038	$—

Note 19 — Stock Repurchase Program
On October 28, 2014, the Company's board of directors authorized a stock repurchase program allowing for the expenditure of up to $100.0 million for the repurchase of the Company's common stock (the "Stock Repurchase Program"). On July 28, 2015, the Company's board of directors authorized an additional $100.0 million for expenditures under the Stock Repurchase Program. With the new authorization, approximately $101.9 million was available as of September 30, 2015 under the Stock Repurchase Program. Any repurchases under the expanded program will be made from time to time in accordance with applicable securities laws in the open market and/or in privately negotiated transactions and may include repurchases pursuant to Rule 10b5-1 trading plans. The expanded repurchase program does not obligate the Company to acquire any additional shares of common stock or impose any particular timetable for repurchases, and the program may be suspended or modified at any time at the Company’s discretion. The timing and amount of any stock repurchases will be determined by the Company’s management based on its evaluation of market conditions, the trading price of the stock, potential alternative uses of cash resources, applicable legal requirements, compliance with the provisions of the Company’s credit agreement, and other factors.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

The following table summarizes stock repurchase activity under the Stock Repurchase Program (cost in thousands):

	Shares		Cost	Average Price Per Share
From inception through December 31, 2014	642,900		$16,077	$25.01
For the nine months ended September 30, 2015 (a)	2,595,955		82,046	31.61
Total from inception through September 30, 2015 (a)	3,238,855	(b)	$98,123	$30.30
(a) Includes the purchase of 1,515,582 shares from the underwriter for $50.0 million in the March 2015 Secondary Offering at the price of $32.99 per share.
(b) Shares of common stock repurchased by the Company pursuant to the Stock Repurchase Program. As of September 30, 2015,
2,925,092 of the repurchased shares held in treasury had been retired.
The Senior Credit Facility limits the Company's ability to make restricted payments, including the payment of dividends or expenditures for stock repurchases. As of September 30, 2015, the available basket for restricted payments, including purchases under the Stock Repurchase Program, was approximately $81.8 million, subject to change based on the Company's future financial performance.

Note 20 — Stock-Based Compensation
On May 19, 2015, the Company held its 2015 annual meeting of stockholders, at which the Company's stockholders approved the Company’s 2015 Equity Incentive Compensation Plan (the “Equity Incentive Plan”). The Equity Incentive Plan had previously been approved by the Company’s board of directors, subject to stockholder approval. The Equity Incentive Plan is a broad-base plan under which 8,500,000 shares of the Company’s common stock are authorized for issuance for awards to officers, employees, consultants, advisors and directors of the Company, including pursuant to awards of restricted stock, RSUs, stock options, deferred stock or stock appreciation rights. As of September 30, 2015, 7,208,940 shares remained available for issuance as new awards under the 2015 Plan. There will be no further equity grants under the Company's previous incentive compensation plan.

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
In addition, between July 18, 2013 and December 31, 2014, the Company issued additional non-qualified stock options, exercisable for an aggregate of 4,408,100 shares of common stock, to Eligible Persons (including employees of HM&C), each at an option price equal to the market price on the applicable grant date. 25% of the shares issuable upon the exercise of such non-qualified stock options vested immediately on the grant date and the remaining 75% vest in equal installments on each of the first three anniversaries of the grant date. All of these options expire ten years from the grant date.
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
The Company accounts for its stock-based compensation issued to its employees and non-employee directors (in their capacity as such) in accordance with ASC 718, "Compensation—Stock Compensation" ("ASC 718"). For a stock-based award with service-only vesting conditions, the Company measures compensation expense at fair value on the grant date and recognizes this expense in the statement of income and comprehensive income (loss) over the expected term during which the employees (including, from an accounting perspective, non-employee directors in their capacity as such) of the Company provide service in exchange for the award.
Through December 31, 2014 and prior to the Company's acquisition of HM&C in January 2015, the Company accounted for its stock-based compensation issued to employees and independent contractors of HM&C in accordance with ASC 505-50,

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

"Equity-Based Payments to Non-Employees" ("ASC 505"). In addition, the stock-based compensation issued to Mr. Kraff in connection with the Company's initial public offering of common stock (the "IPO") has been accounted for in accordance with ASC 505. Employees and independent contractors of HM&C through December 31, 2014 and Mr. Kraff (with respect to the stock-based compensation issued to him in connection with the IPO) are collectively referred to as the "Non-Employees," and the stock-based compensation issued to the Non-Employees are collectively referred to as the "Non-Employee Grants." Pursuant to ASC 505, the fair value of an equity instrument issued to Non-Employees is initially measured on the grant date by using the stock price and other measurement assumptions and subsequently remeasured at each balance sheet date as (and to the extent) the relevant performance is completed. With respect to the stock-based compensation issued to Mr. Kraff in connection with the IPO, his performance of services was considered completed at the grant date.
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
The Company utilizes the Black-Scholes option-pricing model to estimate the fair value of the stock options granted to its employees (including, from an accounting perspective, non-employee directors in their capacity as such) and Non-Employees. The expected volatility was calculated based on the historical volatility of the stock prices for a group of identified peer companies for the expected term of the stock options on the grant date (which is significantly greater than the volatility of the S&P 500® index as a whole during the same period) due to the lack of historical stock trading prices of the Company. The average expected option life represented the period of time the stock options were expected to be outstanding at the issuance date based on management’s estimate using the simplified method prescribed under the Securities and Exchange Commission (the "SEC") Staff Accounting Bulletin Topic 14: Share-Based Payment ("SAB 14") for employee grants and contractual terms for Non-Employee grants. The risk-free interest rate was calculated based on U.S. Treasury zero-coupon yield with a remaining term that approximated the expected option life assumed at the date of issuance. The expected annual dividend per share was 0% based on the Company’s expected dividend rate.
The fair value per share information, including related assumptions, used to determine compensation cost for the Company’s non-qualified stock options consistent with the requirements of ASC 718 and ASC 505, consisted of the following for the following periods:

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
	Company Employees	Non-Employees	Company Employees
Weighted average fair value per share	$10.01	$12.30	$8.12
Expected stock price volatility	44.9%	52.8%	52.8%
Expected option life (in years)	5.86	6.00	6.00
Risk-free interest rate	1.71%	1.70%	1.71%
Expected annual dividend yield	—%	—%	—%

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

Stock option activity related to stock option grants issued to the employees of the Company during the nine months ended September 30, 2015 was as follows:

	Company Employees
	Options (In thousands)	Weighted-Average Exercise Price (Per Share)	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2015	7,868	$15.02	8.8	$101,336
Granted	1,067	32.69
Exercised	(160)	15.72
Forfeited	(15)	26.46
Outstanding at September 30, 2015	8,760	$17.14	8.1	$54,753
Exercisable at September 30, 2015	6,208	$14.59	7.8	$54,611
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been realized by the option holders had all option holders exercised their options on September 30, 2015. The intrinsic value of a stock option is the excess of the Company’s closing stock price on that date over the exercise price, multiplied by the number of shares subject to the option.
The following table summarizes the Company’s unvested stock option activity for the nine months ended September 30, 2015:

	Company Employees
	Options (In thousands)	Weighted-Average Exercise Price (Per Share)
Unvested at January 1, 2015	2,536	$16.37
Granted	1,067	32.69
Vested	(1,036)	17.29
Forfeited or expired	(15)	26.46
Unvested at September 30, 2015	2,552	$23.33
Restricted Stock, RSUs and Deferred Stock
Between July 18, 2013 and December 31, 2014, the Company issued restricted stock to certain non-employee members of the board of directors of the Company, which vest equally on each of the first three anniversary dates from the grant date.
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

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

The following table summarizes the activity related to the Stock Unit Issuances during the nine months ended September 30, 2015:

	Restricted Stock		Restricted Stock Units		Deferred Stock
	Shares (In thousands)	Weighted Average Exercise Price (Per share)	Units (In thousands)	Weighted Average Exercise Price (Per share)	Units (In thousands)	Weighted Average Exercise Price (Per share)
Unvested at January 1, 2015	44	$16.92	—	$—	—	$—
Granted	157	32.69	86	32.69	12	32.69
Vested/Converted to common stock	(21)	19.22	(4)	32.69	(12)	32.69
Forfeited or expired	(16)	28.36	—	—	—	—
Unvested at September 30, 2015	164	$30.63	82	$32.69	—	$32.69
Stock-based Compensation Expense
The following table summarizes the Company’s stock-based compensation expense for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Non-Employee stock option grants	$—	$1,241	$—	$5,312
Company employee grants	4,277	1,909	11,279	6,171
Non-employee director grants	260	186	975	715
Total	$4,537	$3,336	$12,254	$12,198
In accordance with SAB 14, the Company records stock-based compensation to the same line item on the statement of income and comprehensive income (loss) as the grantees' cash compensation. In addition, the Company records stock-based compensation expense to the same business segment as the grantees' cash compensation for segment reporting purposes in accordance with ASC 280, "Segment Reporting."
The following table summarizes the effect of the stock-based compensation for the three months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30, 2015				Three Months Ended September 30, 2014
	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total
Management and member services	$326	$—	$—	$326	$350	$—	$—	$350
Advertising, sales and marketing	—	829	—	829	—	537	—	537
Vacation Interests carrying cost, net	—	51	—	51	—	65	—	65
Loan portfolio	—	88	—	88	—	102	—	102
General and administrative	—	—	3,243	3,243	—	—	2,282	2,282
Total	$326	$968	$3,243	$4,537	$350	$704	$2,282	$3,336

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

The following table summarizes the effect of the stock-based compensation for the nine months ended September 30, 2015 and 2014 (in thousands):

	Nine Months Ended September 30, 2015				Nine Months Ended September 30, 2014
	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total
Management and member services	$951	$—	$—	$951	$1,314	$—	$—	$1,314
Advertising, sales and marketing	—	1,745	—	1,745	—	1,804	—	1,804
Vacation Interests carrying cost, net	—	166	—	166	—	212	—	212
Loan portfolio	—	269	—	269	—	338	—	338
General and administrative	—	—	9,123	9,123	—	—	8,530	8,530
Total	$951	$2,180	$9,123	$12,254	$1,314	$2,354	$8,530	$12,198
The following table summarizes the Company’s unrecognized stock-based compensation expense as of September 30, 2015 (dollars in thousands):

	Options	Restricted Stock	Restricted Stock Units	Deferred Stock	Total
Unrecognized stock-based compensation expense	$24,879	$4,282	$2,451	$247	$31,859
Weighted-average remaining amortization period (in years)	1.6	2.9	3.6	0.6	1.9
Note 21 — Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) are as follows (in thousands):

	Cumulative Translation Adjustment	Post-retirement Benefit Plan	Other	Total
Balance, December 31, 2014	$(17,716)	$(1,893)	$48	$(19,561)
Period change	(1,861)	1,893	(26)	6
Balance, September 30, 2015	$(19,577)	$—	$22	$(19,555)

The balance as of December 31, 2014 related to the post-retirement benefit plan, net of tax, was reduced to zero as of September 30, 2015 due to the St. Maarten Deconsolidation. See "Note 1—Background Business and Basis of Presentation" for further detail on the St. Maarten Deconsolidation.

Note 22 — Net Income Per Share
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

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

Approximately 1.1 million shares and 0.5 million shares underlying stock options for the three and nine months ended September 30, 2015, respectively, were excluded from the net income per share computation, as their effect would be antidilutive under the treasury stock method.
The table below sets forth the computation of basic and diluted net income per share for the periods presented below (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Computation of Basic Net Income Per Share:
Net income	$36,897	$26,304	$99,742	$37,583
Weighted average shares outstanding	72,912	75,542	73,480	75,476
Basic net income per share	$0.51	$0.35	$1.36	$0.50

Computation of Diluted Net Income Per Share:
Net income	$36,897	$26,304	$99,742	$37,583
Weighted average shares outstanding	72,912	75,542	73,480	75,476
Effect of dilutive securities:
Restricted stock, RSUs and deferred stock (a)	140	22	23	13
Options to purchase common stock	2,265	1,854	2,578	1,206
Shares for diluted net income per share	75,317	77,418	76,081	76,695
Diluted net income per share	$0.49	$0.34	$1.31	$0.49
(a) Includes unvested dilutive restricted stock and RSUs that are subject to future forfeitures.

Note 23 — Segment Reporting
The Company presents its results of operations in two segments: (i) hospitality and management services, which includes operations related to the management of resort properties and the Diamond Collections, operation of the Clubs, operations of the properties located in St. Maarten for which the Company functioned as the HOA through December 31, 2014, food and beverage venues owned and managed by the Company and the provision of other services; and (ii) Vacation Interests sales and financing, which includes operations relating to the marketing and sales of Vacation Interests, as well as the consumer financing activities related to such sales. While certain line items reflected on the statement of income and comprehensive income (loss) fall completely into one of these business segments, other line items relate to revenues or expenses that are applicable to more than one segment. For line items that are applicable to more than one segment, revenues or expenses are allocated by management, which involves significant estimates. Certain expense items (principally corporate interest expense, depreciation and amortization and provision for income taxes) are not, in management’s view, allocable to either of these business segments, as they apply to the entire Company. In addition, general and administrative expenses (which exclude hospitality and management services related overhead that is recovered from the HOAs and the Diamond Collections) are not allocated to either of these business segments because, historically, management has not allocated these expenses for purposes of evaluating the Company’s different operational divisions. Accordingly, these expenses are presented under corporate and other.
Management believes that it is impracticable to allocate specific assets and liabilities related to each business segment. In addition, management does not review balance sheets by business segment as part of their evaluation of operating segment performances. Consequently, no balance sheet segment reports have been presented.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

The following table presents revenues and income before provision for income taxes for the Company's reportable segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Hospitality and management services	$47,455	$50,294	$141,772	$151,415
Vacation Interests sales and financing	203,672	171,324	537,612	459,577
Corporate and other	262	347	1,027	1,212
Total revenues	$251,389	$221,965	$680,411	$612,204

Income before provision for income taxes:
Hospitality and management services	$34,806	$32,144	$104,317	$101,481
Vacation Interests sales and financing	71,481	56,650	198,970	147,987
Corporate and other	(43,980)	(42,334)	(131,151)	(179,025)
Income before provision for income taxes	$62,307	$46,460	$172,136	$70,443

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
Loss on extinguishment of debt consisted of the following for the periods listed below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Senior Secured Notes	$—	$—	$—	$45,767
Revolving credit facility	—	—	—	932
Inventory loans	—	—	—	108
Total loss on extinguishment of debt	$—	$—	$—	$46,807

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

Note 25 — Subsequent Events
On October 16, 2015, the Company completed its acquisition of substantially all of the assets of Ocean Beach Club, LLC, Gold Key Resorts, LLC, Professional Hospitality Resources, Inc., Vacation Rentals, LLC and Resort Promotions, Inc. (collectively, the “Gold Key Companies”) relating to their operation of their vacation ownership business in Virginia Beach, Virginia and the Outer Banks, North Carolina. The Company acquired management contracts, real property interests, unsold vacation ownership interests and other assets of the Gold Key Companies, adding six additional managed resorts to the Company’s resort network, in exchange for a cash purchase price of approximately $167.5 million and the assumption of certain non-interest bearing liabilities. An additional $6.2 million was deposited into an escrow account in connection with an agreement between the Company and the Gold Key Companies to service pre-closing Gold Key consumer receivables and is treated as restricted cash.
Between October 1, 2015 and November 2, 2015, the Company used $27.0 million of cash to repurchase shares of its common stock. As of November 2, 2015, approximately $75.0 million was available for expenditure under the Stock Repurchase Program.

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

•
our use of structures for development of new inventory in a manner consistent with our asset-light model, including the risk in these structures that we will not control development activities or the timing of inventory delivery and the risk that the third parties do not fulfill their obligations to us;

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

Overview
We are a global leader in the hospitality and vacation ownership industry, with a worldwide network of 352 destinations located in 34 countries, throughout the world, including the continental United States ("U.S."), Hawaii, Canada, Mexico, the Caribbean, Central America, South America, Europe, Asia, Australia, New Zealand and Africa (as of September 30, 2015). Our resort network includes 93 resort properties with approximately 11,000 units that we manage and 255 affiliated resorts and hotels and four cruise itineraries, which we do not manage and do not carry our brand, but are a part of our network and are available for our members to use as vacation destinations. For financial reporting purposes, our business consists of two segments: (i) hospitality and management services, which is comprised of our hospitality and management services operations, including our operations related to the management of our resort properties, the Diamond Collections and the Clubs, and (ii) Vacation Interests sales and financing, which is comprised of our marketing and sales of VOIs and the consumer financing of purchases of VOIs. Our Clubs include THE Club, which provides members with access to all resorts in our network and offers the full range of member services, as well as other Clubs that enable members to use their points to stay at specified resorts in our network and provide members with a more limited offering of benefits. We refer to THE Club and other Club offerings as “the Clubs.”
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
As a result of the HM&C Acquisition, effective January 1, 2015, transactions between us and HM&C were fully eliminated from our consolidated financial statements, as HM&C became our wholly-owned subsidiary.
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
Deconsolidation of the St. Maarten Resorts
Effective January 1, 2015, we assigned the rights and related obligations associated with assets we previously owned as the HOA of two properties located in St. Maarten to newly-created HOAs (the "St. Maarten HOAs"). We have no beneficial interest in the St. Maarten HOAs, except through our ownership of VOIs, but continue to serve as the manager of the St. Maarten HOAs pursuant to customary management agreements. As a result of these transactions, the operating results and the assets and liabilities of the St. Maarten properties were deconsolidated from our condensed consolidated financial statements effective January 1, 2015 (with the exception of all employee-related liabilities, including a post-retirement benefit plan, which were transferred to the St. Maarten HOAs during the quarter ended September 30, 2015, and cash accounts, which are expected to be transferred to the St. Maarten HOAs during the quarter ending December 31, 2015) (the "St. Maarten Deconsolidation").
Gold Key Acquisition
On October 16, 2015, we completed the acquisition of substantially all of the assets of Ocean Beach Club, LLC, Gold Key Resorts, LLC, Professional Hospitality Resources, Inc., Vacation Rentals, LLC and Resort Promotions, Inc. (collectively, the “Gold Key Companies”) relating to their operation of their vacation ownership business in Virginia Beach, Virginia and the Outer Banks, North Carolina (the "Gold Key Acquisition"). We acquired management contracts, real property interests, unsold vacation ownership interests and other assets of the Gold Key Companies, adding six additional managed resorts to our resort network, in exchange for a cash purchase price of approximately $167.5 million and the assumption of certain non-interest bearing liabilities. An additional $6.2 million was deposited into an escrow account in connection with an agreement between us and the Gold Key Companies to service pre-closing Gold Key consumer receivables and is treated as restricted cash.
We used cash and cash equivalents on hand to complete the Gold Key Acquisition. Subject to credit market conditions, we plan to amend our Senior Credit Facility prior to the year ended December 31, 2015 and refinance a substantial portion of the acquisition price under that facility. See "Liquidity and Capital Resources—Indebtedness—Senior Credit Facility" for the definition of and additional detail on the Senior Credit Facility.
Segment Reporting
For financial reporting purposes, we present our results of operations and financial condition in two business segments. The first business segment is hospitality and management services, which includes our operations related to the management of resort properties and the Diamond Collections, our operation of the Clubs, operations of the properties located in St. Maarten for which we functioned as the HOA through December 31, 2014, food and beverage venues owned and managed by us and the provision of other services. The second business segment, Vacation Interests sales and financing, includes our operations relating to the marketing and sales of our VOIs, as well as our consumer financing activities related to such sales. While certain line items reflected on our statement of income and comprehensive income (loss) fall completely into one of these business segments, other line items relate to revenues or expenses which are applicable to both segments. For line items that are applicable to both segments, revenues or expenses are allocated by management as described under "Item 7. Management's Discussion and Analysis of Financial Condition—Key Revenue and Expense Items" in the 2014 Form 10-K, which involves significant estimates. Certain expense items (principally corporate interest expense, depreciation and amortization and provision for income taxes) are not, in management's view, allocable to either of these business segments as they apply to the entire Company. In addition, general and administrative expenses are not allocated to either of our business segments because historically management has not allocated these expenses (which exclude hospitality and management services related overhead that is allocated to the HOAs and Diamond Collections) for purposes of evaluating our different operational divisions. Accordingly, these expenses are presented under corporate and other.
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
The following discussion includes (a) certain financial measures not in conformity with U.S. generally accepted accounting principles ("U.S. GAAP”), specifically (i) management and member services expense excluding non-cash stock-based compensation expense and, for the nine months ended September 30, 2014, excluding the non-cash benefit related to the contract renegotiation with Interval International, Inc. ("Interval International"), an exchange company, as discussed below; (ii)

advertising, sales and marketing expense excluding non-cash stock-based compensation expense; and (iii) general and administrative expense excluding non-cash stock-based compensation expense and, for the nine months ended September 30, 2015, excluding the cash charge related to the termination of the services agreement between JHJM and HMCS; and (b) a reconciliation of each such non-U.S. GAAP financial measure to the most directly comparable financial measure in accordance with U.S. GAAP. We exclude these items because management excludes them from its forecasts and evaluation of our operational performance and because we believe that the U.S. GAAP measures including these items are not indicative of our core operating results. The non-U.S. GAAP financial measures included in this quarterly report should not be considered in isolation of, or as an alternative to, any measure of financial performance calculated and presented in accordance with U.S. GAAP.
Comparison of the Three Months Ended September 30, 2015 to the Three Months Ended September 30, 2014

	Three Months Ended September 30, 2015				Three Months Ended September 30, 2014
	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total
	(In thousands)
	(Unaudited)
Revenues:
Management and member services	$41,647	$—	$—	$41,647	$37,795	$—	$—	$37,795
Consolidated resort operations	4,004	—	—	4,004	10,481	—	—	10,481
Vacation Interests sales, net of provision $0, $21,100, $0, $21,100, $0, $15,847, $0 and $15,847, respectively	—	165,208	—	165,208	—	143,180	—	143,180
Interest	—	19,858	262	20,120	—	16,783	347	17,130
Other	1,804	18,606	—	20,410	2,018	11,361	—	13,379
Total revenues	47,455	203,672	262	251,389	50,294	171,324	347	221,965
Costs and Expenses:
Management and member services	8,913	—	—	8,913	8,549	—	—	8,549
Consolidated resort operations	3,365	—	—	3,365	9,216	—	—	9,216
Vacation Interests cost of sales	—	16,946	—	16,946	—	16,476	—	16,476
Advertising, sales and marketing	—	94,876	—	94,876	—	82,308	—	82,308
Vacation Interests carrying cost, net	—	7,430	—	7,430	—	5,162	—	5,162
Loan portfolio	371	953	—	1,324	385	1,015	—	1,400
Other operating	—	7,849	—	7,849	—	5,847	—	5,847
General and administrative	—	—	28,372	28,372	—	—	26,747	26,747
Depreciation and amortization	—	—	8,030	8,030	—	—	8,271	8,271
Interest expense	—	4,137	7,935	12,072	—	3,866	7,428	11,294
Impairments and other write-offs	—	—	—	—	—	—	11	11
(Gain) loss on disposal of assets	—	—	(95)	(95)	—	—	224	224
Total costs and expenses	12,649	132,191	44,242	189,082	18,150	114,674	42,681	175,505
Income (loss) before provision for income taxes	34,806	71,481	(43,980)	62,307	32,144	56,650	(42,334)	46,460
Provision for income taxes	—	—	25,410	25,410	—	—	20,156	20,156
Net income (loss)	$34,806	$71,481	$(69,390)	$36,897	$32,144	$56,650	$(62,490)	$26,304
Consolidated Results
Total revenues increased $29.4 million, or 13.3%, to $251.4 million for the three months ended September 30, 2015 from $222.0 million for the three months ended September 30, 2014. Total revenues in our hospitality and management services segment decreased by $2.8 million, or 5.6%, to $47.5 million for the three months ended September 30, 2015 from $50.3 million for the three months ended September 30, 2014. Total revenues in our Vacation Interests sales and financing segment increased $32.4 million, or 18.9%, to $203.7 million for the three months ended September 30, 2015 from $171.3 million for the three months ended September 30, 2014. Revenue in our corporate and other segment was $0.3 million for each of the three months ended September 30, 2015 and 2014.

Total costs and expenses increased $13.6 million, or 7.7%, to $189.1 million for the three months ended September 30, 2015 from $175.5 million for the three months ended September 30, 2014. Total costs and expenses included $4.5 million and $3.3 million of non-cash stock-based compensation charges for the three months ended September 30, 2015 and 2014, respectively.

Hospitality and Management Services Segment
Management and Member Services Revenue. Total management and member services revenue increased $3.8 million, or 10.2%, to $41.6 million for the three months ended September 30, 2015 from $37.8 million for the three months ended September 30, 2014. Management fees increased as a result of increases in operating costs at the resort level, which generated higher management fee revenue on a same-store basis from 107 cost-plus management agreements. In addition, effective January 1, 2015, we completed the St. Maarten Deconsolidation, thus removing the revenues and expenses related to the two resorts in St. Maarten from our consolidated resort operations revenue and expense, respectively, while recognizing the management fee revenue earned under management and member services revenue. Following the St. Maarten Deconsolidation, we recognized management fees with respect to such resorts of approximately $0.8 million for the three months ended September 30, 2015.
Consolidated Resort Operations Revenue. Consolidated resort operations revenue decreased $6.5 million, or 61.8%, to $4.0 million for the three months ended September 30, 2015 from $10.5 million for the three months ended September 30, 2014. This decrease was primarily attributable to the St. Maarten Deconsolidation effective January 1, 2015, which eliminated the consolidated resort operations revenue from these resorts from our condensed consolidated financial statements.
Other Revenue. Other revenue decreased $0.2 million, or 10.6%, to $1.8 million for the three months ended September 30, 2015 from $2.0 million for the three months ended September 30, 2014.
Management and Member Services Expense. For comparison purposes, the following table presents management and member services expense for the three months ended September 30, 2015 and September 30, 2014 (in thousands), both on a U.S. GAAP basis and excluding the non-cash stock-based compensation, and such amounts as a percentage of management member services revenue:

	Three Months Ended September 30,
	2015	2014
Management and member services expense	$8,913	$8,549
Less: Non-cash stock-based compensation	(326)	(350)
Management and member services expense excluding non-cash stock-based compensation	$8,587	$8,199
Management and member services expense as a % of management and member services revenue	21.4%	22.6%
Management and member services expense excluding non-cash stock-based compensation as a % of management and member services revenue	20.6%	21.7%
The decrease in management and member services expense (excluding the non-cash stock-based compensation charges) as a percentage of management and member services revenue was primarily due to improved leverage of fixed costs over a higher revenue base.
Consolidated Resort Operations Expense. Consolidated resort operations expense decreased $5.8 million, or 63.5%, to $3.4 million for the three months ended September 30, 2015 from $9.2 million for the three months ended September 30, 2014. The decrease was primarily attributable to the St. Maarten Deconsolidation effective January 1, 2015, which eliminated the consolidated resort operations expense from these resorts from our condensed consolidated financial statements.

Vacation Interests Sales and Financing Segment
Vacation Interests Sales, Net. Vacation Interests sales, net increased $22.0 million, or 15.4%, to $165.2 million for the three months ended September 30, 2015 from $143.2 million for the three months ended September 30, 2014. The increase in Vacation Interests sales, net was attributable to a $27.3 million increase in Vacation Interests sales revenue, partially offset by a $5.3 million increase in our provision for uncollectible Vacation Interests sales revenue.
The $27.3 million increase in Vacation Interests sales revenue during the three months ended September 30, 2015 compared to the three months ended September 30, 2014 was generated by sales growth on a same-store basis from 48 sales centers primarily attributable to an increase in our volume per guest ("VPG," which represents Vacation Interests sales revenue divided by the number of tours). VPG increased by $423, or 16.1%, to $3,058 for the three months ended September 30, 2015 from $2,635 for the three months ended September 30, 2014, as a result of a higher average sales price per transaction and a higher closing percentage (which represents the percentage of VOI sales transactions closed relative to the total number of tours at our sales centers during the period presented). The number of tours increased by 3,460, or 5.7%, to 64,380 for the three months ended September 30, 2015 from 60,920 for the three months ended September 30, 2014, due primarily to the expansion of our lead-generation and marketing programs. Our closing percentage increased to 14.7% for the three months ended September 30, 2015 from 13.8% for the three months ended September 30, 2014. Our VOI sales transactions increased by 1,054, or 12.5%, to 9,489 during the three months ended September 30, 2015, compared to 8,435 transactions during the three months ended September 30, 2014, and VOI average sales price per transaction increased by $1,722, or 9.0%, to $20,750 for the three months ended September 30, 2015 from $19,028 for the three months ended September 30, 2014. The increase in average sales price per transaction and the higher closing percentage (and as a result, higher VPG) were due principally to the continued focus on selling larger point packages and the success of the hospitality-driven sales and marketing initiatives implemented in association with our belief in the power of vacations for happier and healthier living. Vacation Interests sales revenue generated at our North American and Caribbean sales centers is transacted in U.S. dollars and has historically accounted for more than 90% of our consolidated Vacation Interests sales revenue.
Provision for uncollectible Vacation Interests sales revenue increased $5.3 million, or 33.1%, to $21.1 million during the three months ended September 30, 2015 from $15.8 million during the three months ended September 30, 2014. This increase was primarily due to higher gross Vacation Interest sales and a higher percentage of financed sales for the three months ended September 30, 2015 compared to the three months ended September 30, 2014; further, this increase was related to the change of certain portfolio statistics during the three months ended September 30, 2015. The allowance for uncollectible mortgages and contracts receivable as a percentage of gross mortgages and contracts receivable was 21.7% as of September 30, 2015, as compared to 21.4% as of September 30, 2014. The weighted average Fair Isaac Corporation ("FICO") credit scores of loans written during the three months ended September 30, 2015 and 2014 were 748 and 749, respectively.
Interest Revenue. Interest revenue increased $3.1 million, or 18.3%, to $19.9 million for the three months ended September 30, 2015 from $16.8 million for the three months ended September 30, 2014. This increase was attributable to a $4.2 million increase resulting from a larger average outstanding balance in the mortgages and contracts receivable portfolio during the three months ended September 30, 2015, as compared to the three months ended September 30, 2014. This increase was partially offset by (i) a decrease of $0.2 million attributable to a reduction in the weighted average interest rate on the portfolio; and (ii) an increase of $1.0 million associated with the amortization of deferred loan origination costs, which is recorded as a reduction to interest revenue. Amortization of deferred loan origination costs increased during the three months ended September 30, 2015 due to the increase in deferred loan origination costs during the last several years, primarily as a result of higher gross Vacation Interests sales and a higher percentage of sales financed.
 Other Revenue. Other revenue increased $7.2 million, or 63.8%, to $18.6 million for the three months ended September 30, 2015 from $11.4 million for the three months ended September 30, 2014. During the three months ended September 30, 2015, we received an aggregate of $3.6 million in installments from our insurance carrier under our business interruption insurance policy for business profits lost during the period that the Cabo Azul Resort remained closed as a result of the damage suffered in Hurricane Odile. In addition, non-cash incentives increased $2.2 million to $6.7 million for the three months ended September 30, 2015 from $4.5 million for the three months ended September 30, 2014. Non-cash incentives as a percentage of gross Vacation Interests sales were 3.6% for the three months ended September 30, 2015 as compared to 2.8% for the three months ended September 30, 2014. This increase was principally due to a higher utilization of non-cash incentives by Vacation Interests purchasers. Furthermore, closing cost revenue increased as a result of higher Vacations Interests sales revenue.
Vacation Interests Cost of Sales. Vacation Interests cost of sales increased $0.4 million, or 2.9%, to $16.9 million for the three months ended September 30, 2015 from $16.5 million for the three months ended September 30, 2014. This increase consisted of $2.5 million related to the increase in Vacation Interests sales revenue partially offset by a $2.1 million decrease resulting from changes in estimates under the relative sales value method. The changes under the relative sales value method related to the recovery of a larger pool of low cost inventory, an increase in the average retail sales price and a larger pool of inventory becoming eligible for capitalization in accordance with our inventory recovery agreements during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. Vacation Interests cost of sales as a percentage of Vacation Interests sales, net decreased to 10.3% for the three months ended September 30, 2015 from 11.5% for the three months ended September 30, 2014. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates—Vacation Interest Cost of Sales" in the 2014 Form 10-K for further detail regarding the relative sales value method.
Advertising, Sales and Marketing Expense. For comparison purposes, the following table presents advertising, sales and marketing expense for the three months ended September 30, 2015 and September 30, 2014 (in thousands), both on a U.S. GAAP basis and excluding the non-cash stock-based compensation, and such amounts as a percentage of gross Vacation Interests sales:

	Three Months Ended September 30,
	2015	2014
Advertising, sales and marketing expense	$94,876	$82,308
Less: Non-cash stock-based compensation	(829)	(537)
Advertising, sales and marketing expense excluding non-cash stock-based compensation	$94,047	$81,771
Advertising, sales and marketing expense as a % of gross Vacation Interests sales	50.9%	51.8%
Advertising, sales and marketing expense excluding non-cash stock-based compensation as a % of gross Vacation Interests sales	50.5%	51.4%
The decrease in advertising, sales and marketing expense (excluding the non-cash stock-based compensation charges) as a percentage of gross Vacation Interests sales was primarily due to improved leverage of fixed costs through increased sales efficiencies.
Vacation Interests Carrying Cost, Net. Vacation Interests carrying cost, net increased $2.2 million, or 43.9%, to $7.4 million for the three months ended September 30, 2015 from $5.2 million for the three months ended September 30, 2014. This increase was primarily due to (i) higher operating expenses as a result of an increase in rental activity; and (ii) additional maintenance fees related to inventory that we own as well as inventory recovered pursuant to our inventory recovery agreements during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. This increase was partially offset by an increase in rental revenue due to (a) more occupied room nights; (b) an increase in resort fees generated; and (c) an increase in the revenue recognized in connection with mini-vacation packages.
Loan Portfolio Expense. Loan portfolio expense remained consistent at $1.0 million for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014.
Other Operating Expense. Other operating expense increased $2.0 million, or 34.2%, to $7.8 million for the three months ended September 30, 2015 from $5.8 million for the three months ended September 30, 2014. Non-cash incentives increased $2.2 million to $6.7 million for the three months ended September 30, 2015 from $4.5 million for the three months ended September 30, 2014. Non-cash incentives as a percentage of gross Vacation Interests sales were 3.6% for the three months ended September 30, 2015 as compared to 2.8% for the three months ended September 30, 2014. This increase was principally due to a higher utilization of non-cash incentives by Vacation Interests purchasers.
Interest Expense. Interest expense increased $0.2 million, or 7.0%, to $4.1 million for the three months ended September 30, 2015 from $3.9 million for the three months ended September 30, 2014. The increase was primarily attributable to higher average outstanding balances under securitization notes and Funding Facilities during the three months ended September 30, 2015, as compared to the three months ended September 30, 2014. This increase was partially offset by a lower weighted average interest rate as we paid down securitization notes and Funding Facilities bearing higher interest rates and replaced them with those bearing lower interest rates. See "Liquidity and Capital Resources—Overview” for the definition of Funding Facilities and "Liquidity and Capital Resources—Indebtedness” for further detail on the Funding Facilities.
Corporate and Other
General and Administrative Expense. For comparison purposes, the following table presents general and administrative expense for the three months ended September 30, 2015 and September 30, 2014 (in thousands), both on a U.S. GAAP basis and excluding the non-cash stock-based compensation, and such amounts as a percentage of total revenue:

	Three Months Ended September 30,
	2015	2014
General and administrative expense	$28,372	$26,747
Less: Non-cash stock-based compensation	(3,243)	(2,282)
General and administrative expense excluding non-cash stock-based compensation	$25,129	$24,465
General and administrative expense as a % of total revenue	11.3%	12.1%
General and administrative expense excluding non-cash stock-based compensation as a % of total revenue	10.0%	11.0%
The decrease in general and administrative expense (excluding the non-cash stock-based compensation charges) as a percentage of total revenue reflected the continued improved leverage of fixed costs over a higher revenue base.
Depreciation and Amortization. Depreciation and amortization decreased $0.3 million, or 2.9%, to $8.0 million for the three months ended September 30, 2015 from $8.3 million for the three months ended September 30, 2014.

Interest Expense. Interest expense increased $0.5 million, or 6.8%, to $7.9 million for the three months ended September 30, 2015 from $7.4 million for the three months ended September 30, 2014. This increase was mainly attributable to higher debt issuance amortization expense as a result of fees incurred related to new borrowings.
Income Taxes. Provision for income taxes was $25.4 million for the three months ended September 30, 2015, as compared to $20.2 million for the three months ended September 30, 2014. The increase was due to an increase in income before provision for income taxes for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014.
Due to current favorable tax law regarding recognition of income from Vacation Interests sales and use of net operating loss carry-forwards ("NOLs"), we expect our effective cash tax rate to be substantially lower than the statutory tax rate for the year ending December 31, 2015.

Comparison of the Nine Months Ended September 30, 2015 to the Nine Months Ended September 30, 2014

	Nine Months Ended September 30, 2015				Nine Months Ended September 30, 2014
	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total
	(In thousands)
	(Unaudited)
Revenues:
Management and member services	$124,325	$—	$—	$124,325	$115,238	$—	$—	$115,238
Consolidated resort operations	11,338	—	—	11,338	28,825	—	—	28,825
Vacation Interests sales, net of provision $0, $56,007, $0, $56,007, $0, $40,123, $0 and $40,123, respectively	—	438,055	—	438,055	—	379,082	—	379,082
Interest	—	56,694	1,027	57,721	—	47,798	1,212	49,010
Other	6,109	42,863	—	48,972	7,352	32,697	—	40,049
Total revenues	141,772	537,612	1,027	680,411	151,415	459,577	1,212	612,204
Costs and Expenses:
Management and member services	25,310	—	—	25,310	23,377	—	—	23,377
Consolidated resort operations	11,114	—	—	11,114	25,662	—	—	25,662
Vacation Interests cost of sales	—	25,535	—	25,535	—	44,840	—	44,840
Advertising, sales and marketing	—	248,267	—	248,267	—	214,190	—	214,190
Vacation Interests carrying cost, net	—	27,171	—	27,171	—	19,766	—	19,766
Loan portfolio	1,031	5,211	—	6,242	895	5,354	—	6,249
Other operating	—	20,198	—	20,198	—	16,650	—	16,650
General and administrative	—	—	84,159	84,159	—	—	74,203	74,203
Depreciation and amortization	—	—	25,127	25,127	—	—	24,601	24,601
Interest expense	—	12,260	22,937	35,197	—	10,790	34,502	45,292
Loss on extinguishment of debt	—	—	—	—	—	—	46,807	46,807
Impairments and other write-offs	—	—	12	12	—	—	53	53
(Gain) loss on disposal of assets	—	—	(57)	(57)	—	—	71	71
Total costs and expenses	37,455	338,642	132,178	508,275	49,934	311,590	180,237	541,761
Income (loss) before provision for income taxes	104,317	198,970	(131,151)	172,136	101,481	147,987	(179,025)	70,443
Provision for income taxes	—	—	72,394	72,394	—	—	32,860	32,860
Net income (loss)	$104,317	$198,970	$(203,545)	$99,742	$101,481	$147,987	$(211,885)	$37,583
Consolidated Results
Total revenues increased $68.2 million, or 11.1%, to $680.4 million for the nine months ended September 30, 2015 from $612.2 million for the nine months ended September 30, 2014. Total revenues in our hospitality and management services segment decreased by $9.6 million, or 6.4%, to $141.8 million for the nine months ended September 30, 2015 from $151.4 million for the nine months ended September 30, 2014. Total revenues in our Vacation Interests sales and financing segment increased $78.0 million, or 17.0%, to $537.6 million for the nine months ended September 30, 2015 from $459.6 million for the nine months ended September 30, 2014. Revenue in our corporate and other segment was $1.0 million for the nine months ended September 30, 2015 and $1.2 million for the nine months September 30, 2014.
Total costs and expenses decreased $33.5 million, or 6.2%, to $508.3 million for the nine months ended September 30, 2015 from $541.8 million for the nine months ended September 30, 2014. Total costs and expenses in the nine months ended September 30, 2015 included a $12.3 million non-cash stock based compensation charge and a $7.8 million cash charge in connection with the termination of the services agreement between JHJM and HM&C. Total costs and expenses for the nine months ended September 30, 2014 included a $12.2 million non-cash stock-based compensation charge, a $46.8 million loss on extinguishment of debt, of which $16.6 million was non-cash, and a $1.8 million benefit related to the renegotiation of our contract with Interval International. See "Management and Member Services Expense" below for further detail on the contract renegotiation with Interval International.

Hospitality and Management Services Segment
Management and Member Services Revenue. Total management and member services revenue increased $9.1 million, or 7.9%, to $124.3 million for the nine months ended September 30, 2015 from $115.2 million for the nine months ended September 30, 2014. Management fees increased as a result of increases in operating costs at the resort level, which generated higher management fee revenue on a same-store basis from 107 cost-plus management agreements and the St. Maarten Deconsolidation. See "—Comparison of the Three Months Ended September 30, 2015 to the three Months ended September 30, 2014—Management and Member Services Revenue" for further detail on the St. Maarten Deconsolidation. Following the St. Maarten Deconsolidation, we recognized management fees with respect to such resorts of approximately $2.4 million for the nine months ended September 30, 2015.
Consolidated Resort Operations Revenue. Consolidated resort operations revenue decreased $17.5 million, or 60.7%, to $11.3 million for the nine months ended September 30, 2015 from $28.8 million for the nine months ended September 30, 2014. This decrease was primarily attributable to the St. Maarten Deconsolidation effective January 1, 2015, which eliminated the consolidated resort operations revenue from these resorts from our condensed consolidated financial statements. This decrease was partially offset by higher revenue from retail ticket sales operations and higher food and beverage revenues at certain restaurants that we own and manage.
Other Revenue. Other revenue decreased $1.3 million, or 16.9%, to $6.1 million for the nine months ended September 30, 2015 from $7.4 million for the nine months ended September 30, 2014. This decrease was primarily attributable to the reversal of a $1.1 million contingent liability associated with a previous business combination recorded during the nine months ended September 30, 2014.
Management and Member Services Expense. For comparison purposes, the following table presents management and member services expense for the nine months ended September 30, 2015 and September 30, 2014 (in thousands), both on a U.S. GAAP basis and excluding the non-cash stock-based compensation and the non-cash benefit related to the contract renegotiation with Interval International, and such amounts as a percentage of management member services revenue:

	Nine Months Ended September 30,
	2015	2014
Management and member services expense	$25,310	$23,377
Less: Non-cash stock-based compensation	(951)	(1,314)
Plus: Non-cash benefit related to the contract renegotiation	—	1,780
Management and member services expenses excluding non-cash stock-based compensation and benefit related to the contract renegotiation	$24,359	$23,843
Management and member services expense as a % of management and member services revenue	20.4%	20.3%
Management and member services expense excluding non-cash stock-based compensation and benefit related to the contract renegotiation as a % of management and member services revenue	19.6%	20.7%
In April 2014, we renegotiated our contract with Interval International, which relieved us from our obligation to repay the unearned portion of a marketing allowance to Interval International under the original contract and resulted in the release of this deferred revenue to the statement of income and comprehensive income (loss) of $1.8 million as a reduction of exchange company costs for the three months ended June 30, 2014. The decrease in management and member services expense (excluding the non-cash stock-based compensation charges and the non-cash benefit) as a percentage of management and member services revenue was attributable to the improved leverage of fixed costs over a higher management and member services revenue base and lower call center expenses resulting from improved efficiencies as we continued to transition the call centers from a third-party provider to an in-house operation.
Consolidated Resort Operations Expense. Consolidated resort operations expense decreased $14.6 million, or 56.7%, to $11.1 million for the nine months ended September 30, 2015 from $25.7 million for the nine months ended September 30, 2014. The decrease was primarily attributable to the St. Maarten Deconsolidation effective January 1, 2015, which eliminated the consolidated resort operations expense from these resorts from our condensed consolidated financial statements. This decrease was partially offset by higher retail ticket sales expense as a result of higher ticket sales revenue.

Vacation Interests Sales and Financing Segment
Vacation Interests Sales, Net. Vacation Interests sales, net increased $59.0 million, or 15.6%, to $438.1 million for the nine months ended September 30, 2015 from $379.1 million for the nine months ended September 30, 2014. The increase in Vacation Interests sales, net was attributable to a $74.9 million increase in Vacation Interests sales revenues, partially offset by a $15.9 million increase in our provision for uncollectible Vacation Interests sales revenue.
The $74.9 million increase in Vacation Interests sales revenue during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 was generated by sales growth on a same-store basis from 48 sales centers primarily attributable to an increase in our VPG. VPG increased by $523, or 20.3%, to $3,101 for the nine months ended September 30, 2015 from $2,578 for the nine months ended September 30, 2014, as a result of a higher average sales price per transaction and a higher closing percentage. The number of tours remained flat at 165,772 for the nine months ended September 30, 2015, as compared to 165,739 for the nine months ended September 30, 2014. Our closing percentage increased to 15.0% for the nine months ended September 30, 2015 from 14.0% for the nine months ended September 30, 2014. Our VOI sales transactions increased by 1,542, or 6.6%, to 24,809 during the nine months ended September 30, 2015, compared to 23,267 transactions during the nine months ended September 30, 2014, and VOI average sales price per transaction increased by $2,357, or 12.8%, to $20,718 for the nine months ended September 30, 2015 from $18,361 for the nine months ended September 30, 2014. The increase in average sales price per transaction and the higher closing percentage (and as a result, higher VPG) were due principally to the continued focus on selling larger point packages and the success of the hospitality-driven sales and marketing initiatives implemented in association with our belief in the power of vacations for happier and healthier living. Vacation Interests sales revenue generated at our North American and Caribbean sales centers is transacted in U.S. dollars and has historically accounted for more than 90% of our consolidated Vacation Interests sales revenue.
Provision for uncollectible Vacation Interests sales increased $15.9 million, or 39.6%, to $56.0 million during the nine months ended September 30, 2015 from $40.1 million during the nine months ended September 30, 2014. This increase was primarily due to higher gross Vacation Interest sales and a higher percentage of financed sales for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014; further, this increase was related to the change of certain portfolio statistics during the nine months ended September 30, 2015. As of September 30, 2015, the allowance for mortgages and contracts receivable as a percentage of gross mortgages and contracts receivable was 21.7% as compared to 21.4% as of September 30, 2014. The weighted average FICO credit scores of loans written during the nine months ended September 30, 2015 and 2014 were 753 and 756, respectively.
Interest Revenue. Interest revenue increased $8.9 million, or 18.6%, to $56.7 million for the nine months ended September 30, 2015 from $47.8 million for the nine months ended September 30, 2014. The increase was attributable to a $12.9 million increase resulting from a larger average outstanding balance in the mortgages and contracts receivable portfolio during the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014. This increase was partially offset by (i) a decrease of $1.2 million attributable to a reduction in the weighted average interest rate on the portfolio; and (ii) an increase of $2.9 million associated with the amortization of deferred loan origination costs, which is recorded as a reduction to interest revenue. Amortization of deferred loan origination costs increased during the nine months ended September 30, 2015 due to the increase in deferred loan origination costs during the last several years, primarily as a result of higher gross Vacation Interests sales and a higher percentage of sales financed.
 Other Revenue. Other revenue increased $10.2 million, or 31.1%, to $42.9 million for the nine months ended September 30, 2015 from $32.7 million for the nine months ended September 30, 2014. During the nine months ended September 30, 2015, we received an aggregate of $3.6 million in installments from our insurance carrier under our business interruption insurance policy for business profits lost during the period that the Cabo Azul Resort remained closed as a result of the damage suffered in Hurricane Odile. In addition, non-cash incentives increased $3.5 million to $17.2 million for the nine months ended September 30, 2015 from $13.7 million for the nine months ended September 30, 2014. Non-cash incentives as a percentage of gross Vacation Interests sales increased to 3.5% for the nine months ended September 30, 2015, as compared to 3.3% for the nine months ended September 30, 2014. Furthermore, closing cost revenue increased as a result of higher Vacations Interests sales revenue.
Vacation Interests Cost of Sales. Vacation Interests cost of sales decreased $19.3 million, or 43.1%, to $25.5 million for the nine months ended September 30, 2015 from $44.8 million for the nine months ended September 30, 2014. This decrease consisted of a $26.3 million decrease resulting from the cumulative effect of changes in estimates under the relative sales value method, partially offset by a $7.0 million increase related to the increase in gross Vacation Interests sales revenue. The changes under the relative sales value method related to the recovery of a larger pool of low cost inventory, an increase in the average retail sales price and a larger pool of inventory becoming eligible for capitalization in accordance with our inventory recovery agreements during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. Vacation Interests cost of sales as a percentage of gross Vacation Interests sales, net decreased to 5.8% for the nine months ended September 30, 2015 from 11.8% for the nine months ended September 30, 2014. See "Item 7. Management's Discussion

and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates—Vacation Interest Cost of Sales" in the 2014 Form 10-K for further detail regarding the relative sales value method.
Advertising, Sales and Marketing Expense. For comparison purposes, the following table presents advertising, sales and marketing expense for the nine months ended September 30, 2015 and September 30, 2014 (in thousands), both on a U.S. GAAP basis and excluding non-cash stock-based compensation, and such amounts as a percentage of gross Vacation Interests sales:

	Nine Months Ended September 30,
	2015	2014
Advertising, sales and marketing expense	$248,267	$214,190
Less: Non-cash stock-based compensation	(1,745)	(1,804)
Advertising, sales and marketing expense excluding non-cash stock-based compensation	$246,522	$212,386
Advertising, sales and marketing expense as a % of gross Vacation Interests sales	50.3%	51.1%
Advertising, sales and marketing expense excluding non-cash stock-based compensation as a % of gross Vacation Interests sales	49.9%	50.7%
The decrease in advertising, sales and marketing expense (excluding the non-cash stock-based compensation charges) as a percentage of gross Vacation Interests sales was primarily due to improved leverage of fixed costs through increased sales efficiencies.
Vacation Interests Carrying Cost, Net. Vacation Interests carrying cost, net increased $7.4 million, or 37.5%, to $27.2 million for the nine months ended September 30, 2015 from $19.8 million for the nine months ended September 30, 2014. This increase was primarily due to (i) higher operating expenses as a result of a rise in rental activity; and (ii) additional maintenance fee expense related to inventory that we own as well as inventory recovered pursuant to our inventory recovery agreements during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. This increase was partially offset by an increase in rental revenue due to (a) more occupied room nights and higher average daily rates; (b) an increase in resort fees generated; and (c) an increase in the average price of sampler packages sold, as a result of our continued focus on selling higher priced sampler packages.
Loan Portfolio Expense. Loan portfolio expense decreased $0.2 million, or 2.7%, to $5.2 million for the nine months ended September 30, 2015 from $5.4 million for the nine months ended September 30, 2014.
Other Operating Expense. Other operating expense increased $3.5 million, or 21.3%, to $20.2 million for the nine months ended September 30, 2015 from $16.7 million for the nine months ended September 30, 2014. Non-cash incentives increased $3.5 million to $17.2 million for the nine months ended September 30, 2015 from $13.7 million for the nine months ended September 30, 2014. Non-cash incentives as a percentage of gross Vacation Interests sales remained consistent at 3.5% for the nine months ended September 30, 2015, as compared to 3.3% for the nine months ended September 30, 2014.
Interest Expense. Interest expense increased $1.5 million, or 13.6%, to $12.3 million for the nine months ended September 30, 2015 from $10.8 million for the nine months ended September 30, 2014. The increase was primarily attributable to higher average outstanding balances under securitization notes and Funding Facilities during the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014. This increase was partially offset by a lower weighted average interest rate as we paid down securitization notes and Funding Facilities bearing higher interest rates and replaced them with those bearing lower interest rates.
Corporate and Other
General and Administrative Expense. For comparison purposes, the following table presents general and administrative expense for the nine months ended September 30, 2015 and September 30, 2014 (in thousands), both on a U.S. GAAP basis and excluding non-cash stock-based compensation and the cash charge in connection with the termination of the services agreement between JHJM and HM&C, and such amounts as a percentage of total revenue:

	Nine Months Ended September 30,
	2015	2014
General and administrative expense	$84,159	$74,203
Less: Non-cash stock-based compensation	(9,123)	(8,530)
Less: Charge related to the termination of the service agreement	(7,830)	—
General and administrative expense excluding non-cash stock-based compensation and charge related to the termination of the service agreement	$67,206	$65,673
General and administrative expense as a % of total revenue	12.4%	12.1%
General and administrative expense excluding non-cash stock-based compensation and charge related to the contract termination as a % of total revenue	9.9%	10.7%
General and administrative expense for the nine months ended September 30, 2015 also included approximately $0.9 million in expenses related to the secondary offering of shares of our common stock by certain selling stockholders consummated in March 2015 (the "March 2015 Secondary Offering"). See "Liquidity and Capital Resources—Overview” for further detail on the March 2015 Secondary Offering. The decrease in general and administrative expense as a percentage of total revenue (excluding the non-cash stock-based compensation charges and charge relating to the termination of the service agreement) reflected the continued improved leverage of fixed costs over a higher revenue base.
Depreciation and Amortization. Depreciation and amortization increased $0.5 million, or 2.1%, to $25.1 million for the nine months ended September 30, 2015 from $24.6 million for the nine months ended September 30, 2014. This increase was primarily attributable to the addition of depreciable assets such as (i) information technology related projects and equipment; (ii) renovation projects at certain sales centers; and (iii) the acquisition of intangible assets in connection with the Master Agreement that we entered into in January 2015.
Interest Expense. Interest expense decreased $11.6 million, or 33.5%, to $22.9 million for the nine months ended September 30, 2015 from $34.5 million for the nine months ended September 30, 2014. Cash and non-cash interest expense relating to our 12.0% senior secured notes due 2018 (the "Senior Secured Notes") were $21.0 million lower for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 due to the redemption of the Senior Secured Notes on June 9, 2014. This decrease was partially offset by $8.8 million increase in cash and non-cash interest expense relating to the $470.0 million senior secured credit facility (the "Senior Credit Facility"), which we closed on May 9, 2014.
Loss on Extinguishment of Debt. Loss on extinguishment of debt was $46.8 million for the nine months ended September 30, 2014. We did not record any loss on extinguishment of debt for the nine months ended September 30, 2015.
On May 9, 2014, we terminated our previous revolving credit facility in conjunction with our entry into the Senior Credit Facility and recorded a $0.9 million loss on extinguishment of debt related to unamortized debt issuance costs.
In addition, on May 9, 2014, we repaid all outstanding indebtedness under three inventory loans (previously entered into in connection with various business combinations) using a portion of the proceeds from the term loan portion of the Senior Credit Facility. Unamortized debt issuance cost on these inventory loans of $0.1 million was recorded as a loss on extinguishment of debt.
On June 9, 2014, we redeemed the remaining outstanding principal amount under the Senior Secured Notes by using proceeds from the term loan portion of the Senior Credit Facility. As a result, $30.2 million of redemption premium, $9.4 million of unamortized debt issuance cost and $6.1 million of unamortized debt discount were recorded as a loss on extinguishment of debt.
Income Taxes. Provision for income taxes was $72.4 million for the nine months ended September 30, 2015, as compared to $32.9 million for the nine months ended September 30, 2014. The increase was due to an increase in income before provision for income taxes for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014.

Liquidity and Capital Resources
Overview
We had $326.6 million and $242.5 million in cash and cash equivalents as of September 30, 2015 and December 31, 2014, respectively. Our primary sources of liquidity have historically been cash from operations and the financings discussed below.
Historically, our business has depended on the availability of credit to finance the consumer loans we have provided to our customers for the purchase of their VOIs. Typically, these loans have required a minimum cash down payment of 10% of the purchase price at the time of sale; however, selling, marketing and administrative expenses attributable to VOI sales are primarily cash expenses and often exceed the buyer's minimum down payment requirement. Accordingly, the availability of financing facilities for the sale or pledge of these receivables to generate liquidity is a critical factor in our ability to meet our short-term and long-term cash needs. We have historically relied upon our ability to sell receivables in the securitization market in order to generate liquidity and create capacity on our $200.0 million conduit facility that was most recently amended on July 1, 2015 (the "Conduit Facility") and our $100.0 million loan sale facility with Quorum Federal Credit Union (the "Quorum Facility") (collectively, the “Funding Facilities”). See "—Indebtedness" for further detail on the Conduit Facility and the Quorum Facility.
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
Between January 1, 2013 and the filing date of this quarterly report, we completed five securitization transactions with a total face value of $779.6 million. The most recent of these securitization transactions, which we completed on July 29, 2015, involved the issuance of $170.0 million of investment-grade rated securities, consisting of two tranches of vacation ownership loan backed-notes (collectively, the "DROT 2015-1 Notes"). See "—Indebtedness" for further detail on the DROT 2015-1 Notes.
Although we completed these securitization and Funding Facilities transactions, we may not be successful in completing similar transactions in the future. We require access to the capital markets in order to fund our operations and may, in the implementation of our growth strategy, become more reliant on third-party financing. If we are unable to continue to participate in securitization transactions or renew and/or replace our Funding Facilities on acceptable terms, our liquidity and cash flows would be materially and adversely affected. On July 29, 2015, following the payoff of the then-outstanding balance under the Conduit Facility using the proceeds from the issuance of the DROT 2015-1 Notes, the maximum funding availability under the Conduit Facility was $200.0 million. As of September 30, 2015, the maximum funding availability under the Quorum Facility and the Conduit Facility was $66.4 million and $92.3 million, respectively.
During the three months ended September 30, 2015 and 2014, we used cash of $21.9 million and $16.1 million, respectively, for (i) acquisitions of VOI inventory pursuant to inventory recovery agreements and in open market and bulk VOI inventory purchases; (ii) capitalized legal, title and trust fees related to the recovery of inventory; and (iii) construction of VOI inventory. Of these total cash amounts, $5.1 million and $0.1 million during the three months ended September 30, 2015 and 2014, respectively, were used for the construction of VOI inventory, primarily related to construction of units at the Cabo Azul Resort in Mexico.
In addition, we had increases in unsold Vacation Interests, net that did not have an impact on our working capital during the three month periods ended September 30, 2015 and 2014. Specifically, we capitalized $3.2 million and $1.6 million during the three months ended September 30, 2015 and 2014, respectively, related to inventory recovery agreements in the U.S., offset by an equal increase in due to related parties, net. Cash will be used in future periods to settle these amounts. See "Note 6—Transactions with Related Parties" elsewhere in this quarterly report for further detail on inventory recovery agreements. In addition, we transferred $0.3 million and $0.2 million during the three months ended September 30, 2015 and 2014, respectively, from due from related parties, net to unsold Vacation Interests, net, as a result of our recovery of VOI inventory pursuant to inventory recovery arrangements in Europe. Cash was used in prior periods when these amounts were recorded to due from related parties, net. Furthermore, we transferred $10.3 million and $1.1 million from mortgages and contracts receivable, net to unsold Vacation Interests, net during the three months ended September 30, 2015 and 2014, respectively, as a result of our recovery of underlying VOI inventory due to loan defaults.
During the nine months ended September 30, 2015 and 2014, we used cash of $57.4 million and $39.3 million, respectively, for (i) acquisitions of VOI inventory pursuant to inventory recovery agreements and in open market and bulk VOI inventory purchases; (ii) capitalized legal, title and trust fees related to the recovery of inventory; and (iii) construction of VOI inventory. Of these total cash amounts, $12.9 million and $0.6 million during the nine months ended September 30, 2015 and 2014, respectively, were used for the construction of VOI inventory, primarily related to construction of units at the Cabo Azul Resort.
In addition, we had increases in unsold Vacation Interests, net that did not have an impact on our working capital during the nine month periods ended September 30, 2015 and 2014. Specifically, we capitalized $21.4 million and $19.7 million during the nine months ended September 30, 2015 and 2014, respectively, related to inventory recovery agreements in the U.S., offset by an equal increase in due to related parties, net. Cash will be used in future periods to settle these amounts. In addition, we transferred $3.4 million and $3.2 million during each of the nine months ended September 30, 2015 and 2014, respectively, from due from related parties, net to unsold Vacation Interests, net, as a result of our recovery of VOI inventory pursuant to inventory recovery arrangements in Europe. Cash was used in prior periods when these amounts were recorded to due from related parties, net. Furthermore, we transferred $12.5 million and $2.0 million from mortgages and contracts receivable, net to unsold Vacation Interests, net during the nine months ended September 30, 2015 and 2014, respectively, as a result of our recovery of underlying VOI inventory due to loan defaults.
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
On July 28, 2015, our board of directors authorized the expenditure of up to an additional $100.0 million for the repurchase of our common stock under the Stock Repurchase Program. With the new authorization, approximately $101.9 million was available as of September 30, 2015 under the Stock Repurchase Program. The expanded repurchase program does not obligate us to acquire any additional shares of common stock or impose any particular timetable for repurchases, and the program may be suspended or modified at any time at our discretion. The timing and amount of any stock repurchases will be determined by management based on its evaluation of market conditions, the trading price of the stock, potential alternative uses of cash resources, applicable legal requirements, compliance with the provisions of our credit agreement, and other factors.
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
The following table summarizes stock repurchase activity under the Stock Repurchase Program (cost in thousands):

	Shares		Cost	Average Price Per Share
From inception through December 31, 2014	642,900		$16,077	$25.01
For the nine months ended September 30, 2015(a)	2,595,955		82,046	31.61
Total from inception through September 30, 2015(a)	3,238,855	(b)	$98,123	$30.30
(a) Includes the purchase of 1,515,582 shares from the underwriter for $50.0 million in the March 2015 Secondary Offering at a price of $32.99 per share.
(b) Shares of our common stock repurchased by us pursuant to the Stock Repurchase Program. As of September 30, 2015, 2,925,092 of the repurchased shares previously held in treasury have been retired.
The Senior Credit Facility limits our ability to make restricted payments, including the payment of dividends or expenditures for stock repurchases. As of September 30, 2015, the available basket for restricted payments, including purchases under our Stock Repurchase Program, was approximately $81.8 million, subject to change based on our future financial performance.

Between October 1, 2015 and November 2, 2015, we used $27.0 million of cash to repurchase shares of our common stock. As of November 2, 2015, approximately $75.0 million was available for expenditure under the Stock Repurchase Program.
In September 2014, Hurricane Odile, a category 4 hurricane, inflicted widespread damage on the Baja California peninsula, particularly in the state of Baja California Sur, in which the Cabo Azul Resort, one of our managed resorts, is located. Hurricane Odile caused significant damage to the buildings as well as the facilities and amenities at the Cabo Azul Resort, including unsold Vacation Interests and property and equipment owned by us; however, we believe we have sufficient property insurance coverage so that damage caused by Hurricane Odile on our unsold Vacation Interests, net and property and equipment, net will not have a material impact on our financial condition or results of operations related to these assets.
During the nine months ended September 2015, we received $5.0 million in proceeds from our insurance carrier for property damage resulting from Hurricane Odile. These proceeds are classified as cash flow from operating activities in our condensed consolidated statement of cash flows for the nine months ended September 30, 2015 due to the fact that these proceeds covered damage caused to our unsold Vacation Interests, which is an income-generating operating activity.
In addition, we have filed a claim under our business interruption insurance policy for business profits lost during the period that the Cabo Azul Resort remained closed as a result of the damage suffered in Hurricane Odile. During the quarter ended September 30, 2015, we received an aggregate of $3.6 million in installments from our insurance carrier related to such claim, which was recognized as other revenue in the condensed consolidated statement of income and comprehensive income (loss) and classified as cash flow from operating activities in our condensed consolidated statement of cash flows for the nine months ended September 30, 2015. In addition, in October 2015, we received an aggregate of $2.1 million in installments related to such claim. The total claim remains under negotiation with the insurance carrier and any further payments will also be recorded in the periods in which they are received. The Cabo Azul Resort and the on-site sales center reopened on September 1, 2015.
Cash Flow From Operating Activities. During the nine months ended September 30, 2015, net cash provided by operating activities was $141.3 million and was the result of net income of $99.7 million and non-cash items totaling $140.6 million, partially offset by other changes in operating assets and liabilities that resulted in a net credit of $99.0 million. The significant non-cash items included (i) $56.0 million in the provision for uncollectible Vacation Interests sales revenue; (ii) $32.4 million in deferred income taxes, primarily as a result of the provision for income taxes recorded for the nine months ended September 30, 2015; (iii) $25.1 million in depreciation and amortization; (iv) $12.3 million in stock-based compensation expense; (v) $9.5 million in amortization of loan origination costs and net portfolio premiums; (vi) $4.5 million in amortization of capitalized financing costs and original issue discounts; (vii) $0.7 million in loss of foreign currency exchange; and (viii) $0.6 million in unrealized loss on derivative instruments; partially offset by $0.4 million in gain on mortgage repurchases.
During the nine months ended September 30, 2014, net cash provided by operating activities was $76.5 million and was the result of net income of $37.6 million and non-cash items and non-cash and cash loss on extinguishment of debt totaling $164.8 million, partially offset by other changes in operating assets and liabilities that resulted in a net credit of $126.0 million. The significant non-cash items and non-cash and cash loss on extinguishment of debt included (i) $46.8 million of loss on extinguishment of debt (which includes $30.2 million of redemption premium paid in cash and $16.6 million of non-cash write-off of unamortized debt issuance costs and debt discount); (ii) $40.1 million in the provision for uncollectible Vacation Interests sales revenue; (iii) $24.6 million in depreciation and amortization; (iv) $30.5 million in deferred income taxes, primarily as a result of provision for income taxes recorded during the nine months ended September 30, 2014; (v) $12.2 million in stock-based compensation expense; (vi) $6.6 million in amortization of net portfolio discounts; (vii) $4.1 million in amortization of capitalized financing costs and original issue discounts; and (viii) $0.1 million in loss of foreign currency exchange; partially offset by $0.5 million in gain on mortgage repurchases.
Cash Flow From Investing Activities. During the nine months ended September 30, 2015, net cash used in investing activities was $28.7 million, consisting of (i) $18.5 million used to purchase property and equipment, primarily associated with information technology related projects and equipment and renovation projects at certain sales centers; (ii) $9.0 million used to purchase intangible assets, primarily associated with the acquisition of intangible assets pursuant to the Master Agreement; and (iii) $1.5 million used in connection with our investment in our joint venture in Asia; partially offset by $0.2 million in proceeds from the sale of assets in our European operations.
During the nine months ended September 30, 2014, net cash used in investing activities was $13.6 million, consisting of $13.9 million used to purchase property and equipment, primarily associated with information technology related projects and equipment and renovation projects at certain sales centers, partially offset by $0.3 million in proceeds from the sale of assets in our European operations.
Cash Flow From Financing Activities. During the nine months ended September 30, 2015, net cash used in financing activities was $28.1 million. Cash used in financing activities consisted of (i) $339.3 million in repayments on our securitization notes and Funding Facilities; (ii) $82.0 million for the repurchase of common stock in accordance with the Stock Repurchase Program; (iii) $18.1 million in repayments on the term loan portion of the Senior Credit Facility; (iv) $10.1 million in repayments on notes payable; (v) a $6.9 million increase in cash in escrow and restricted cash; (vi) $5.3 million in debt issuance costs; and (vii) $0.3 million in payments for derivative instruments. These amounts were partially offset by cash provided by financing activities consisting of (a) $431.2 million from the issuance of debt under our securitization notes and Funding Facilities; (b) $2.5 million in proceeds from the exercise of stock options; and (c) $0.4 million in excess tax benefits from stock-based compensation.

During the nine months ended September 30, 2014, net cash provided by financing activities was $83.4 million. Cash provided by financing activities consisted of (i) $442.8 million in proceeds of the term loan portion of the Senior Credit Facility; (ii) $206.3 million from the issuance of debt under our securitization notes and Funding Facilities; (iii) a $22.5 million decrease in cash in escrow and restricted cash; (iv) $2.3 million in proceeds from the exercise of stock options; and (v) $1.1 million from the issuance of notes payable. These amounts were partially offset by cash used in financing activities consisting of (a) $404.7 million in connection with the redemption of our Senior Secured Notes; (b) $146.2 million in repayments on our securitization notes and Funding Facilities; (c) $28.5 million in repayments on notes payable; (d) $11.0 million in debt issuance costs and (e) $1.1 million in repayments on our Senior Credit Facility.
Indebtedness
The following table presents selected information on our borrowings as of the dates presented below (dollars in thousands):

	September 30, 2015						December 31, 2014
	Principal Balance	Weighted Average Interest Rate	Maturity	Gross Amount of Mortgages and Contracts as Collateral	Borrowing / Funding Availability		Principal Balance
Senior Credit Facility	$424,665	5.5%	5/9/2021	$—	$25,000		$442,775
Original issue discount related to Senior Credit Facility	(1,839)			—	—		(2,055)
Notes payable-insurance policies	2,841	2.7%	Various	—	—		4,286
Notes payable-other	160	5.0%	Various	—	—		321
Total Corporate Indebtedness	425,827			—	25,000		445,327

Notes payable-other	3	—%	11/18/2015	—	—		5
Total Non-Recourse Indebtedness other than Securitization Notes and Funding Facilities	3			—	—		5

Diamond Resorts Owners Trust Series 2014-1 (1)	160,971	2.6%	5/20/2027	171,812	—		247,992
Diamond Resorts Owners Trust Series 2015-1 (1)	148,628	2.8%	7/20/2027	155,711	—		—
Conduit Facility (1)	107,730	2.8%	4/10/2017	121,351	92,270	(2)	—
Diamond Resorts Owner Trust Series 2013-2 (1)	94,159	2.3%	5/20/2026	104,621	—		131,952
DRI Quorum Facility and Island One Quorum Funding Facility (1)	33,590	5.6%	Various	40,746	66,410	(2)	52,315
Diamond Resorts Owner Trust Series 2013-1 (1)	33,198	2.0%	1/20/2025	36,887	—		42,838
Diamond Resorts Owner Trust Series 2011-1 (1)	13,180	4.0%	3/20/2023	13,874	—		17,124
Original issue discount related to Diamond Resorts Owner Trust Series 2011-1	(115)			—	—		(156)
Diamond Resorts Tempus Owner Trust 2013 (1)	9,786	6.0%	12/20/2023	15,255	—		17,143
Total Securitization Notes and Funding Facilities	601,127			660,257	158,680		509,208
Total	$1,026,957			$660,257	$183,680		$954,540

(1) Non-recourse indebtedness
(2) Borrowing / funding availability is calculated as the difference between the maximum commitment amount and the outstanding principal balance; however, the actual availability is dependent on the amount of eligible loans that serve as the collateral for such borrowings.

Senior Credit Facility. On May 9, 2014, we and Diamond Resorts Corporation ("DRC") entered into a credit agreement (the "Senior Credit Facility Agreement") with Credit Suisse AG, acting as the administrative agent and the collateral agent for various lenders. The Senior Credit Facility Agreement provides for a $470.0 million Senior Credit Facility (including a $445.0 million term loan, issued with 0.50% of original issue discount and having a term of seven years and a $25.0 million revolving line of credit having a term of five years). Borrowings under the Senior Credit Facility bear interest, at our option, at a variable rate equal to LIBOR plus 450 basis points, with a one percent LIBOR floor applicable only to the term loan portion of the Senior Credit Facility, or an alternate base rate plus 350 basis points. Other significant terms of the Senior Credit Facility include: (i) one percent minimum annual amortization due in quarterly payments of $1.1 million; (ii) an excess cash flow sweep (as defined in the Senior Credit Facility Agreement) that varies depending on our secured leverage ratio (which represents the ratio of (1) secured total debt to (2) Adjusted EBITDA for the most recent four consecutive fiscal quarters for which financial statements have been delivered); (iii) a soft call provision of 1.01 for the first 15 months of the Senior Credit Facility, which expired on August 9, 2015; (iv) no ongoing maintenance financial covenants for the term loan, and a financial covenant calculation required on the revolving line of credit if outstanding loans under the revolving line of credit exceed 25%

of the commitment amount as of the last day of any fiscal quarter; (v) a non-committed incremental $150.0 million facility available for borrowing, plus additional amounts greater than $150.0 million, subject in the case of such additional amount subject to meeting a required secured leverage ratio; and (vi) our ability to make restricted payments, including the payment of dividends or share repurchases, up to an aggregate of $25.0 million over the term of the loan (less certain investment and other debt amounts specified under the Senior Credit Facility Agreement), plus the remaining portion of the cash flow that is not used to amortize debt pursuant to the excess cash flow provision described above.
For the year ended December 31, 2014, the excess cash flow sweep (as defined in the Senior Credit Facility Agreement) was $30.3 million; however, certain lenders declined this repayment, which resulted in an $18.1 million principal reduction on the Senior Credit Facility on March 5, 2015. Commensurate with this principal reduction payment, the minimum quarterly payment of $1.1 million described above will not be required until the quarter ending March 31, 2017 in accordance with the Senior Credit Facility Agreement; however, this date is subject to change depending upon future excess cash flow sweeps.
The Senior Credit Facility Agreement contains customary negative covenants, including covenants that limit our ability to: (i) incur additional indebtedness; (ii) create liens; (iii) enter into certain sale and lease-back transactions; (iv) make certain investments; (v) merge or consolidate or sell or otherwise dispose of all or substantially all of the assets of DRII, DRC and their restricted subsidiaries; (vi) engage in transactions with affiliates; and (vii) pay dividends or make other equity distributions and purchase or redeem capital stock, subject to specified exceptions, including as described above. The restrictions on our incurrence of indebtedness and our ability to pay dividends and repurchase stock are based upon our compliance with the then-applicable secured leverage ratio and total leverage ratio. The Senior Credit Facility Agreement also contains customary default provisions. The borrowings under the Senior Credit Facility are secured on a senior basis by substantially all of our assets.
As indicated above, covenants in the Senior Credit Facility Agreement requiring us to prepay outstanding amounts under the term loan using a portion of our excess cash flow, and covenants limiting our ability to incur indebtedness, to make certain investments and to pay dividends or make other equity distributions and purchase or redeem capital stock and the financial covenant compliance that is triggered by having more than 25% of the revolving credit commitment outstanding at the end of any quarter, are determined by reference to Adjusted EBITDA for us and our restricted subsidiaries. Covenants included in the Notes Indenture that governed the Senior Secured Notes were similarly determined by reference to Adjusted EBITDA for us and our restricted subsidiaries. As of September 30, 2015, all of our subsidiaries were designated as restricted subsidiaries, as defined in the Senior Credit Facility Agreement.
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
In addition to covenants contained in the Senior Credit Facility Agreement, financial covenants governing the Conduit Facility and the $31.0 million Diamond Resorts Tempus Owner Trust 2013 Notes issued on September 20, 2013 are determined by reference to measures calculated in a manner similar to the calculation of Adjusted EBITDA.
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
The following tables present Adjusted EBITDA, as calculated in accordance with, and for purposes of covenants contained in, the Senior Credit Facility Agreement, reconciled to each of (1) our net cash provided by operating activities and (2) our net income. The tables below present this reconciliation on an actual basis for the three and nine months ended September 30, 2015 and 2014 and for the 12 months ended September 30, 2015 ("LTM"). LTM is calculated by adding the applicable financial data for the nine months ended September 30, 2015 to the corresponding amount for the year ended December 31, 2014, and then subtracting the corresponding amount for the nine months ended September 30, 2014. LTM Adjusted EBITDA is presented because, as discussed above, certain covenants in the Senior Credit Facility Agreement are based upon Adjusted EBITDA for us and our restricted subsidiaries for the four most recently ended fiscal quarters.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014	LTM
	(In thousands)
Net cash provided by operating activities	$49,870	$23,597	$141,265	$76,502	$182,821
Provision for income taxes	25,410	20,156	72,394	32,860	89,768
Provision for uncollectible Vacation Interests sales(a)	(21,100)	(15,847)	(56,007)	(40,123)	(73,086)
Amortization of capitalized financing costs and original issue discounts(a)	(1,660)	(1,125)	(4,461)	(4,079)	(5,719)
Deferred income taxes(b)	(9,125)	(19,679)	(32,391)	(30,461)	(26,354)
Loss on foreign currency(c)	(458)	(14)	(656)	(98)	(920)
Gain on mortgage purchase(a)	133	136	412	519	514
Unrealized (loss) gain on derivative instruments(d)	(495)	15	(600)	(181)	(419)
Unrealized gain (loss) on post-retirement benefit plan(e)	86	(43)	—	(128)	(43)
Corporate interest expense(f)	7,935	7,429	22,937	34,502	30,306
Change in operating assets and liabilities excluding acquisitions(g)	35,474	53,543	99,033	125,917	105,821
Vacation Interests cost of sales(h)	16,946	16,476	25,535	44,840	44,194
Adjusted EBITDA - Consolidated	$103,016	$84,644	$267,461	$240,070	$346,883

(a)	Represents non-cash charge or gain.

(b)	Represents the deferred income tax (liability) asset as a result of the provision for income taxes recorded for each period.

(c)
Represents net realized loss on foreign exchange transactions settled at unfavorable exchange rates and unrealized net loss resulting from the devaluation of foreign currency-denominated assets and liabilities.

(d)	Represents the effects of the changes in mark-to-market valuations of derivative assets and liabilities.

(e)
Represents unrealized gain (loss) on our post-retirement benefit plan related to a collective labor agreement entered into with the employees of our two resorts in St. Maarten; this plan was transferred to the St. Maarten HOAs during the quarter ended September 30, 2015.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014	LTM
	(In thousands)
Net income	$36,897	$26,304	$99,742	$37,583	$121,616
Plus: Corporate interest expense(a)	7,935	7,429	22,937	34,502	30,306
Provision for income taxes	25,410	20,156	72,394	32,860	89,768
Depreciation and amortization(b)	8,030	8,271	25,127	24,601	33,055
Vacation Interests cost of sales(c)	16,946	16,476	25,535	44,840	44,194
Loss on extinguishment of debt(d)	—		—	46,807	—
Impairments and other non-cash write-offs(b)	—	11	12	53	199
(Gain) loss on disposal of assets(b)	(95)	224	(57)	71	(393)
Amortization of loan origination costs(b)	3,332	2,380	9,461	6,591	11,799
Amortization of net portfolio premium (discounts)(b)	24	57	56	(36)	81
Stock-based compensation(e)	4,537	3,336	12,254	12,198	16,258
Adjusted EBITDA - Consolidated	$103,016	$84,644	$267,461	$240,070	$346,883

(a)	Corporate interest expense does not include interest expense related to non-recourse indebtedness incurred by our special-purpose vehicles that is secured by our VOI consumer loans.

(b)	These items represent non-cash charges/gains.

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
On July 1, 2015, the Conduit Facility agreement was further amended (the "July 2015 Amendment") to require a $0.4 million reserve payment against the derivative instruments associated with the Conduit Facility. This reserve payment was to be released upon the completion of a securitization or other financing of the assets in which at least 75% of the outstanding note balance under the Conduit Facility was repaid using the proceeds from such securitization or other financing. On July 29, 2015, we completed a securitization involving the issuance of the DROT 2015-1 Notes. The proceeds from the DROT 2015-1 Notes were used to repay in full the then-outstanding balance and accrued interest under the Conduit Facility with the remaining proceeds transferred to us for general corporate use, and the reserve payment was released and refunded to us. See “—Indebtedness—Securitization Notes" for further detail on the DROT 2015-1 Notes.
On October 1, 2015, as required by the Conduit Facility, we entered into an interest rate swap agreement effective September 30, 2015, with a notional amount of $97.0 million (the "September 2015 Swap") that is scheduled to mature on September 20, 2025, to manage our exposure to fluctuations in interest rates. We pay interest at a fixed rate of 2.45% based on a floating notional amount according to a pre-determined amortization schedule and receive interest based on one-month floating LIBOR. The September 2015 Swap did not qualify for hedge accounting. See "Note 3—Concentrations of Risk" of our condensed consolidated financial statements included elsewhere in this quarterly report and "Item 3. Quantitative and Qualitative Disclosures about Market Risk" below for further detail on our derivative instruments.
The Conduit Facility is subject to covenants, including as to the maintenance of specific financial ratios. The financial ratio covenants consist of a minimum consolidated interest coverage ratio of at least 1.5 to 1.0 as of the measurement date and a maximum consolidated leverage ratio not to exceed 5.0 to 1.0 on each measurement date. The consolidated interest coverage ratio is calculated by dividing Consolidated EBITDA (as defined in the credit agreement) by Consolidated Interest Expense (as defined in the credit agreement); both are measured on a trailing 12-month basis preceding the measurement date. As of September 30, 2015, our interest coverage ratio was 15.89x. The consolidated leverage ratio is calculated by dividing Total Funded Debt (as defined in the credit agreement) minus unrestricted cash and cash equivalents as of the measurement date by Consolidated EBITDA as measured on a trailing 12-month basis preceding the measurement date. As of September 30, 2015, our consolidated leverage ratio was 0.29x. Covenants in the Conduit Facility also include a minimum liquidity requirement. The total liquidity covenant stipulates that our aggregate unrestricted cash and cash equivalents as of the measurement date must exceed $10.0 million through April 10, 2017. As of September 30, 2015, our aggregate unrestricted cash and cash equivalents of the restricted subsidiaries was $326.6 million, which was $316.6 million higher than the minimum requirement. As of September 30, 2015, we were in compliance with all of these covenants.
Securitization Notes. On July 29, 2015, we completed a securitization involving the issuance of the DROT 2015-1 Notes. The interest rates for the $158.5 million Class A tranche notes and the $11.5 million Class B tranche notes are 2.7% and 3.2%, respectively. The overall weighted average interest rate is 2.8%. The advance rate for this transaction is 96.0%. The proceeds from the DROT 2015-1 Notes were used to repay all of the then-outstanding balance plus accrued interest under the Conduit Facility, as well as to pay debt issuance cost related to the DROT 2015-1 Notes with the remaining proceeds transferred to us for general corporate use.
Quorum Facility. On September 30, 2015, pursuant to a First Amendment to the Amended and Restated Loan Sale and Servicing Agreement, we amended the Quorum Facility to increase the aggregate minimum committed amount from $80.0 million to $100.0 million and to extend the term of the agreement to December 31, 2017, provided that Quorum Federal Credit Union may further extend the term for additional periods by written notice. As of September 30, 2015, the weighted average advance rate under the Quorum Facility was 83.6% and the weighted average program purchase fee was 5.6%.
Notes Payable. During the nine months ended September 30, 2015, we issued two unsecured notes to finance premiums on certain insurance policies. Both unsecured notes are scheduled to mature in January 2016 and carry an interest rate of 2.7% per annum.
Future Capital Requirements. Over the next 12 months, we expect that our cash and cash equivalents, cash flows from operations and the borrowings under the Funding Facilities and the Senior Credit Facility will be sufficient to cover the interest payments due under our indebtedness and fund our operating expenses and other obligations, including any purchases of common stock under the Stock Repurchase Program. See "—Overview" for further detail on the Stock Repurchase Program.
Our future capital requirements will depend on many factors, including the growth of our consumer financing activities, the expansion of our hospitality management operations and potential acquisitions. On July 28, 2015, we entered into an agreement for the purchase and sale of property (the “Kona Agreement”) with Hawaii Funding LLC (the “Kona Seller”), an affiliate of Och-Ziff Real Estate. The Kona Agreement relates to the development by the Kona Seller of a new resort, which is expected to consist of 144 units, on property located in Kona, Hawaii to be acquired by the Kona Seller. Pursuant to the Kona Agreement, we have agreed to purchase all of the units, subject to the satisfaction of specified conditions. The Kona Seller’s delivery of the units to us, which is expected to begin in the first quarter of 2017 and continue through mid-2018, is subject to various conditions precedent and rights of the parties. We do not anticipate any significant cash outlays related to the Agreement until 2017.
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
As a result of our initial public offering completed in July 2013 (the "IPO") and the resulting change in ownership, our federal NOLs are limited under Internal Revenue Code Section 382 and state NOLs are subject to similar limitations in many cases. Due to current favorable tax law regarding recognition of income from Vacation Interests sales and use of NOLs, we expect our effective cash tax rate to be substantially lower than the statutory tax rate for the year ending December 31, 2015.
Commitments and Contingencies. From time to time, we or our subsidiaries are subject to certain legal proceedings and claims in the ordinary course of business. See also “Part I. Item 3. Legal Proceedings” in the 2014 Form 10-K for further detail.
Off-Balance Sheet Arrangements. As of September 30, 2015, we did not have any off-balance sheet arrangements (as defined in Item 303(a)(4) of Regulation S-K).
Contractual Obligations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations" in the 2014 Form 10-K for a summary of our contractual obligations as of December 31, 2014. There were no material changes outside the ordinary course of our business in contractual obligations from December 31, 2014 through September 30, 2015.

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

New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which supersedes most of the current revenue recognition requirements ("ASU No. 2014-09"). The core principle of the new guidance is that an entity is required to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. New disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. Entities must adopt the new guidance using one of two retrospective application methods. We will adopt ASU No. 2014-09 as of our quarter ending March 31, 2018. We are currently evaluating the standard to determine the impact of the adoption of this guidance on our financial statements.
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
In February 2015, the FASB issued ASU No. 2015-02, Consolidation (“ASU No. 2015-02”), which is intended to respond to stakeholders’ concerns about the current accounting guidance for certain legal entities. The amendments update the analysis of consolidation for limited partnerships, contractual fee arrangements and investment funds, as well as include additional guidance on the effect of related parties. The amendments in ASU No. 2015-02 are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The amendments in ASU No. 2015-02 may be applied retrospectively or using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. We will adopt ASU No. 2015-02 as of our quarter ending March 31, 2016. We are currently evaluating the standard to determine the impact of its adoption on our financial statements.
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
In September 2015, the FASB issued ASU No. 2015-16, Business Combinations - Simplifying the Accounting for Measurement-Period Adjustments ("ASU No. 2015-16"), which requires that an acquirer in a business combination recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. It requires that the acquirer record, in the current period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the estimated amounts, calculated as if the accounting had been completed at the acquisition date. ASU No. 2015-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments in ASU No. 2015-16 should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. We will adopt ASU No. 2015-16 as of our quarter ending March 31, 2016. We believe that the adoption of this update will not have a material impact on our financial statements.

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
Interest Rate Risk. We are exposed to interest rate risk through our variable rate indebtedness, including the Conduit Facility and the Senior Credit Facility. We have attempted to manage our interest rate risk through the use of derivative financial instruments. For example, we are generally required to hedge 90% of the outstanding note balance under the Conduit Facility. We do not hold or issue financial instruments for trading purposes and do not enter into derivative transactions that would be considered speculative positions. To manage exposure to counterparty credit risk in interest rate swap and cap agreements, we enter into agreements with highly rated institutions that can be expected to fully perform under the terms of such agreements. At September 30, 2015, our derivative financial instruments consisted of an interest rate swap agreement, which did not qualify for hedge accounting. Interest differentials resulting from these agreements are recorded on an accrual basis as an adjustment to interest expense.
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
As of September 30, 2015, 51.8% of our borrowings, or $532.4 million, bore interest at variable rates. However, all of our variable-rate borrowings require a minimum interest rate floor when LIBOR is below certain levels. Assuming the level of variable-rate borrowings outstanding at September 30, 2015, and assuming a one percentage point increase in the 2015 average interest rate payable on these borrowings, we estimate that our interest expense would have increased and pre-tax income would have decreased by approximately $0.8 million for the nine months ended September 30, 2015.
Foreign Currency Translation Risk. In addition to our operations throughout the U.S., we conduct operations in international markets from which we receive, at least in part, revenues in foreign currencies. For example, we receive Euros and British Pounds Sterling in connection with operations in our European managed resorts and European VOI sales and Mexican Pesos in connection with our operations in Mexico. Because our financial results are reported in U.S. dollars, fluctuations in the value of the Euro, British Pound Sterling and Mexican Peso against the U.S. dollar have had, and will continue to have, an effect, which may be significant, on our reported financial results. A decline in the value of any of the foreign currencies in which we receive revenues, including the Euro, British Pound Sterling or Mexican Peso, against the U.S. dollar will tend to reduce our reported revenues and expenses, while an increase in the value of any such foreign currencies against the U.S. dollar will tend to increase our reported revenues and expenses. Variations in exchange rates could affect the comparability of our financial results between financial periods; however, since sales of Vacation Interests in our North American and Caribbean resorts, virtually all of which are to customers in the U.S. and Canada and are transacted in U.S. dollars, have historically accounted for more than 90% of our consolidated Vacation Interests sales revenue, and management and member services revenue is similarly concentrated, we do not expect the variations in exchange rates to have a material impact on financial results.

For additional information on the potential impact of exchange rate fluctuations on our financial results, see "Part I Item 1A. Risk Factors—Fluctuations in foreign currency exchange rates may affect our reported results of operations" in the 2014 Form 10-K.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The following is a summary of common stock repurchased by us by month during the third quarter of 2015 under the Stock Repurchase Program:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program
July 1 to 31	—	$—	—	$—
August 1 to 31	—	$—	—	$—
September 1 to 30	313,763	$25.24	313,763	$101,937,000
Total	313,763		313,763

ITEM 6.     EXHIBITS

Exhibit	Description
2.1
Asset Purchase Agreement, dated as of August 14, 2015, by and among Diamond Resorts Corporation, Ocean Beach Club, LLC, Gold Key Resorts, LLC, Professional Hospitality Resources, Inc., Vacation Rentals, LLC and Resort Promotions, Inc.*

10.1	Agreement for the Purchase and Sale of Property, dated as of July 28, 2015, by and between Hawaii Funding LLC, Diamond Resorts Kona Development, LLC and Diamond Resorts International, Inc.
10.2
Sale Agreement, dated as of July 29, 2015, by and between Diamond Resorts Seller 2015-1, LLC and Diamond Resorts Owner Trust 2015-1 (incorporated by reference to Exhibit 10.1 to Diamond Resorts International, Inc.'s Current Report on Form 8-K filed on August 3, 2015).

10.3
Indenture, dated as of July 29, 2015, by and among Diamond Resorts Owner Trust 2015-1, Diamond Resorts Financial Services, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to Diamond Resorts International, Inc.'s Current Report on Form 8-K filed on August 3, 2015).

10.4
Fourth Extension Agreement, dated August 5, 2015, among Diamond Resorts Centralized Services Company and Praesumo Partners, LLC (incorporated by reference to Exhibit 10.1 to Diamond Resorts International, Inc.'s Current Report on Form 8-K filed on August 11, 2015).

10.5
First Amendment to Amended and Restated Loan Sale and Servicing Agreement, dated as of September 30, 2015, among DRI Quorum 2010 LLC, as seller, Diamond Resorts Financial Services, Inc., as servicer, Wells Fargo Bank, National Association, as back-up servicer, and Quorum Federal Credit Union, a federally chartered credit union, as Buyer (incorporated by reference to Exhibit 10.1 to Diamond Resorts International, Inc.'s Current Report on Form 8-K filed on October 5, 2015).

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
101
The following materials from Diamond Resorts International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income and Comprehensive Income (Loss); (iii) the Condensed Consolidated Statement of Stockholders' Equity; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) Notes to the Condensed Consolidated Financial Statements, filed herewith.

* Exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant will furnish the omitted exhibits and schedules to the Securities and Exchange Commission upon request by the Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAMOND RESORTS INTERNATIONAL, INC.

Date:	November 4, 2015	By:	/s/ DAVID F. PALMER
David F. Palmer
President and Chief Executive Officer (principal executive officer)

Date	November 4, 2015	By:	/s/ C. ALAN BENTLEY
C. Alan Bentley
Executive Vice President and Chief Financial Officer (principal financial officer)