Form 10-K
period 2015-12-31
Diamond Resorts International, Inc.
filed 2016-02-29
CIK 1566897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-K
______________________________________
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Act. YES ☒ NO ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES ☒ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ YES ☒ NO
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter) was $1,446,879,088 based on the last reported sale price on the New York Stock Exchange on June 30, 2015.
As of February 25, 2016, there were 69,705,619 outstanding shares of the common stock, par value $0.01 per share, of the registrant.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, in connection with the registrant's 2016 Annual Meeting of Stockholders, are incorporated by reference into Part III of this report.

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
Our actual results may differ materially from those expressed in, or implied by, the forward-looking statements included in this report as a result of various factors, including, among others:

•
the effects of our previously announced process to explore strategic alternatives, including the impact on our business, financial and operating results and relationships with our employees and other third parties (including homeowners associations (“HOA”) and prospective purchasers of vacation ownership interests (“VOIs” or “Vacation Interests”)) resulting from this process and uncertainty as to whether this process will result in a transaction or other action that maximizes stockholder value or any transaction or other action at all;

•	adverse trends or disruptions in economic conditions generally or in the vacation ownership, vacation rental and travel industries;

•	adverse changes to, or interruptions in, relationships with our affiliates and other third parties, including termination of our hospitality management contracts;

•	our ability to maintain an optimal inventory of VOIs for sale overall, as well as in eight multi-resort trusts and one single-resort trust (collectively, the "Diamond Collections");

•
our use of structures for development of new inventory in a manner consistent with our asset-light model, including the risk in these structures that we will not control development activities or the timing of inventory delivery and the risk that the third parties do not fulfill their obligations to us;

•	our ability to sell, securitize or borrow against our consumer loans;

•	decreased demand from prospective purchasers of VOIs;

•	adverse events, including weather-related and other natural disasters and crises, or trends in vacation destinations and regions where the resorts in our network are located;

•	changes in our senior management;

•	our ability to comply with current or future regulations applicable to the vacation ownership industry or any actions by regulatory authorities;

•	the effects of our indebtedness and our compliance with the terms thereof;

•	changes in the interest rate environment and their effects on our outstanding indebtedness;

•	our ability to successfully implement our growth strategy, including our strategy to selectively pursue complementary strategic acquisitions;

•	risks associated with acquisitions, including difficulty in integrating operations and personnel, disruption of ongoing business and increased expenses;

•	our ability to compete effectively; and

•	other risks and uncertainties discussed in "Item 1A. Risk Factors" and elsewhere in this annual report.
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
On July 24, 2013, Diamond Resorts International, Inc. ("DRII") closed the initial public offering of an aggregate of 17,825,000 shares of its common stock at the IPO price of $14.00 per share (the "IPO"). In the IPO, DRII sold 16,100,000 shares of common stock, and Cloobeck Diamond Parent, LLC ("CDP"), in its capacity as a selling stockholder, sold 1,725,000 shares of common stock. Prior to the consummation of the IPO, DRII was a newly-formed Delaware corporation, incorporated in January 2013, that had not conducted any activities other than those incident to its formation and the preparation of filings with the SEC in connection with the IPO. DRII was formed for the purpose of changing the organizational structure of Diamond Resorts Parent, LLC ("DRP") from a limited liability company to a corporation. Immediately prior to the consummation of the IPO, DRP was the sole stockholder of DRII. In connection with, and immediately prior to the completion of the IPO, each member of DRP contributed all of its equity interests in DRP to DRII in return for shares of common stock of DRII. Following this contribution, DRII redeemed the shares of common stock held by DRP and DRP was merged with and into DRII. As a result, DRII became a holding company, with its principal asset being the direct and indirect ownership of equity interests in its subsidiaries, including Diamond Resorts Corporation ("DRC"). We refer to these and other related transactions entered into substantially concurrently with the IPO as the "Reorganization Transactions."
Except where the context otherwise requires or where otherwise indicated, references in this annual report on Form 10-K to "the Company," "we," "us" and "our" refer to DRP prior to the consummation of the Reorganization Transactions and DRII, as the successor to DRP, following the consummation of the Reorganization Transactions, in each case together with its subsidiaries.

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
TRADEMARKS
Diamond Resorts International®, Diamond Resorts®, THE Club®, Polo Towers & Design®, Relaxation . . . simplified®, DRIVEN®, The Meaning of Yes®, We Love to Say Yes®, Vacations for Life®, Affordable Luxury. Priceless MemoriesTM, Stay Vacationed®, Events of a LifetimeTM, Vacations of a LifetimeTM and our other registered or common law trademarks, service marks or trade names appearing in this report are our property. This report also refers to brand names, trademarks or service marks of other companies. All brand trademarks, service marks or trade names cited in this report are the property of their respective holders.

ITEM 1.     BUSINESS

Company Overview
We are a global leader in the hospitality and vacation ownership industry, with a worldwide resort network of 379 vacation destinations located in 35 countries throughout the world, including the continental United States ("U.S."), Hawaii, Canada, Mexico, the Caribbean, Central America, South America, Europe, Asia, Australia, New Zealand and Africa (as of January 31, 2016). Our resort network includes 109 resort properties with approximately 12,000 units that we manage and 250 affiliated resorts and hotels and 20 cruise itineraries, which we do not manage and do not carry our brand, but are a part of our resort network and, through the Clubs (defined below), are available for our members to use as vacation destinations. We offer Vacations for Life®--a simple way to acquire a lifetime of vacations at top destinations worldwide. We believe in the power and value of vacations to create lifelong memories and nurture our humanity. They are essential to our well-being.
We offer a vacation ownership program whereby members acquire VOIs in the form of points. Members receive an annual allotment of points depending on the number of points purchased, and, through the Clubs, they can use these points to stay at destinations within our network of resort properties, including Diamond Resorts managed properties as well as affiliated resorts, luxury residences, hotels and cruises. Unlike a traditional interval-based vacation ownership product that is linked to a specific resort and week during the year, our points-based system permits our members to maintain flexibility relating to the location, season and duration of their vacation.
A core tenet of our management philosophy is delivering consistent quality and personalized services to each of our members, and we strive to infuse hospitality and service excellence into every aspect of our business and each member's vacation experience. This philosophy is embodied in We Love to Say Yes®, a set of Diamond values designed to provide each of our members and guests with a consistent, “high touch” hospitality experience through our commitment to be flexible and open in responding to the desires of our members and guests. Our service-oriented culture is highly effective in building a strong brand name and fostering long-term relationships with our members, resulting in additional sales to our existing member base and attracting new members.
On October 16, 2015, we completed the Gold Key Acquisition, which added six managed resorts to our network, in addition to unsold VOIs and other assets. On January 29, 2016, we completed the Intrawest Acquisition, which added nine managed resorts to our network, in addition to a portfolio of Vacation Interests notes receivable, unsold VOIs and other assets. See "Note 1—Background, Business and Basis of Presentation" and "Note 24—Business Combinations" of our consolidated financial statements included elsewhere in this annual report for the definition of and further detail on the Gold Key Acquisition and "Note 30—Subsequent Events" for the definition of and further detail on the Intrawest Acquisition.
Our business consists of two segments: (i) hospitality and management services and (ii) Vacation Interests sales and financing.
Hospitality and Management Services. We are fundamentally a hospitality company that manages a worldwide network of resort properties and provides services to a broad member base. We manage 109 resort properties, as well as the Diamond Collections, each of which holds ownership interests in a group of resort properties (including a vast majority of our managed resorts). Substantially all of our management contracts automatically renew, and the management fees we receive are based on a cost-plus structure. As the manager, we operate the front desks, provide housekeeping, conduct maintenance and manage human resources services. We also operate, directly or by managing outsourced providers of, amenities such as golf courses, food and beverage venues and retail shops, an online reservation system, customer contact centers, rental, billing and collection, accounting and treasury functions, communications and information technology services. In addition to resort services, key components of our business are the Clubs, which enable our members to use their points to stay at resorts in our network. Our Clubs include THE Club, which is the primary Club sold, and provides members with full membership access to all resorts in our resort network and offers the full range of member services, as well as other Clubs that enable their members to use their points to stay at specified resorts in our resort network and provide their members with a more limited offering of benefits. We refer to THE Club and other Club offerings as "the Clubs." The Clubs offer our members a wide range of other benefits, such as the opportunity to redeem their points for (or, in some cases, purchase for cash) various products and services, including private luxury property rentals, high-profile sporting events, guided journeys and adventures, various air miles programs and cruises. We believe the Clubs’ offerings enhance the overall experience of our members and, thus, the perceived value of their memberships. Fees paid by our members cover the operating costs of our managed resorts (including the absorption of a substantial portion of our overhead related to the provision of our management services), our management fees, maintenance fees for VOIs at resorts that we do not manage that are held by the Diamond Collections, and, in the case of members of the Clubs, membership dues. As part of our hospitality and management services, we typically enter into agreements with our managed resorts and the Diamond Collections under which we reacquire VOIs previously owned by members who have failed to pay their annual maintenance fees or other assessments, serving as the primary source of our VOI inventory that we sell.

Vacation Interests Sales and Financing. We sell VOIs principally through presentations, which we refer to as “tours,” at our 61 sales centers, a majority of which are located at our managed resorts. We generate sales prospects by utilizing a variety of marketing programs, including presentations at our managed resorts targeted at existing members and current guests who stay on a per-night or per-week basis, overnight mini-vacation packages, targeted mailings, member referrals, telemarketing, gift certificates and various destination-specific marketing efforts. As part of our sales efforts, and to generate interest income and other fees, we also provide loans to qualified VOI purchasers.
The charts below show the total revenue and net income for each segment of our business for the year ended December 31, 2015 (with the percentages representing the relative contributions of these two segments):

The Vacation Ownership Industry
The vacation ownership industry enables individuals and families to purchase VOIs, which facilitates shared ownership and use of fully-furnished vacation accommodations at a particular resort or network of resorts. VOI ownership distinguishes itself from other vacation options by integrating aspects of traditional property ownership and the flexibility afforded by pay-per-day resorts or hotels. As compared to pay-per-day resort or hotel rooms, VOI ownership typically offers consumers more space and home-like features, such as a full kitchen, living and dining areas and one or more bedrooms. Further, room rates and availability at pay-per-day resorts and hotels are subject to periodic change, while much of the cost of a VOI is generally fixed at the time of purchase. Relative to traditional vacation property ownership, VOI ownership affords consumers greater convenience and a variety of vacation experiences and requires significantly less up-front capital, while still offering common area amenities such as swimming pools, playgrounds, restaurants and gift shops. Consequently, for many vacationers, VOI ownership is an attractive alternative to traditional vacation property ownership and pay-per-day resorts and hotels.
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
As the vacation ownership industry evolved, some in the industry recognized the potential benefits of a more integrated approach, where the developer's resort management operations complemented its sales and marketing efforts. In addition, the types of product offerings have also expanded over time, moving from fixed-or floating-week intervals at individual resorts, which provide the right to use the same property each year, or in alternate years, to points-based memberships in multi-resort vacation networks. These multi-resort vacation networks are designed to offer more flexible vacation opportunities. In addition to these resort networks, developers of all sizes may also affiliate with vacation ownership exchange companies in order to give customers the ability to exchange their rights to use the developer's resorts for the right to access a broader network of resorts. According to the AIF, a trade association representing the vacation ownership and resort development industries, the percentage of resort networks offering points-based products has been rising in recent years and, due to the flexibility of these types of products, the AIF believes that this trend will continue in the near future as companies that have traditionally offered only weekly intervals expand their product offerings. Entry into this market, particularly by single site developers, is expensive and complex due to the need for the necessary support systems, such as the technology requirements, legal know-how and strong business and inventory controls, to provide such services.
Growth in the vacation ownership industry has been achieved through expansion of existing resort companies as well as the entry of well-known lodging and entertainment companies that either operate vacation ownership businesses directly or license their brands to other operators of vacation ownership businesses, including Disney, Four Seasons, Hilton, Hyatt, Marriott, Starwood and Wyndham. The industry's growth can also be attributed to increased market acceptance of vacation ownership resorts, enhanced consumer protection laws and the evolution from a product offering a specific week-long stay at a single resort to the multi-resort points-based vacation networks, which offer a more flexible vacation experience.
According to the AIF's State of the Vacation Timeshare Industry Report ("State of the Industry Report"), as of December 31, 2014, the U.S. vacation ownership community was comprised of approximately 1,600 resorts, representing approximately 198,000 units and an estimated 8.7 million vacation ownership week equivalents. As reported by the AIF and reflected in the graph below, VOI sales during 2009 through 2011 were down significantly from levels prior to the economic downturn that started in 2008, which the AIF attributes largely to the fact that several of the larger VOI developers intentionally slowed their sales efforts through increased credit score requirements and larger down payment requirements in the face of an overall tighter credit environment; however, according to the State of the Industry Report, VOI sales in the U.S. increased by an average of more than 7.0% annually from 2011 to 2014. Based on AIF's Quarterly Pulse Survey reports, this trend of increasing VOI sales continued to accelerate to a 7.8% increase for the first three quarters of 2015 as compared to the same period in 2014.

Source: Historical timeshare industry research conducted by Ragatz Associates and American Economic Group, as of December 31, 2014.

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
The European vacation ownership industry is also significant. According to AIF, based on the latest survey, the European vacation ownership community was comprised of approximately 1,300 resorts in 2010, representing approximately 88,000 units. In addition, we believe that rapidly-growing international markets, such as Asia and South and Central America, present significant opportunities for expansion of the vacation ownership industry due to the substantial increases in spending on travel and leisure activities forecasted for consumers in those markets.
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
We believe that competition in the vacation ownership industry is based primarily on the quality of the hospitality services and overall experience provided to customers, the number and location of vacation ownership resorts and hotels in the network, trust in the brand and the availability of program benefits.
Competitive Strengths
Our competitive strengths include:
A substantial portion of the revenue from our hospitality and management services business converts directly to Adjusted EBITDA.
Substantially all of our management contracts with our managed resorts and the Diamond Collections automatically renew, and under these contracts we receive management fees generally ranging from 10% to 15% of the other costs of operating the applicable resort or Diamond Collection (with a weighted average of 13.9% based upon the total management fee revenue for the year ended December 31, 2015). The covered costs paid by our managed resorts and the Diamond Collections include both the direct resort operating costs and the absorption of a substantial portion of our overhead related to this part of our business. Accordingly, our management fee revenue results in a comparable amount of Adjusted EBITDA. Generally, our revenue from management contracts increases to the extent that (i) operating costs (including reserves for capital projects such as renovations and upgrades) at our managed resorts and the Diamond Collections rise and, consequently, our management fees increase proportionately under our cost-plus management contracts; (ii) we add services under our management contracts; or (iii) we acquire or enter into contracts to manage resorts not previously managed by us. Adjusted EBITDA is a non-U.S. GAAP financial measure and should not be considered in isolation from, or as an alternative to net cash provided by (used in) operating activities or any other measure of liquidity, or as an alternative to net income (loss), operating income (loss) or any other measure of financial performance, in any such case calculated and presented in accordance with U.S. GAAP. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources Indebtedness—Senior Credit Facility" for further discussion regarding our Adjusted EBITDA.
The principal elements of our business provide us with significant financial visibility.

•	Management fees from our cost-plus management contracts. All anticipated operating costs of each of our managed resorts and Diamond Collections, including our management fees and costs pertaining to the specific managed resort or Diamond Collection, such as costs associated with the maintenance and operations of the resort, are included in the annual budgets of these resorts and Diamond Collections. These annual budgets are approved by the board of directors of each HOA and each Diamond Collection's non-profit members association (each, a "Collection Association"), as applicable, and are typically finalized before the end of the prior year. As a result, a substantial majority of our management fees are collected by January of the applicable year as part of the annual maintenance fees billed to VOI owners and released to us as services are provided. Unlike typical management agreements for traditional hotel properties, our management fees are not affected by average daily rates ("ADR") or occupancy rates at our managed resorts. In addition, while our management contracts may be subject to non-renewal or termination, no resort or Diamond Collection has terminated or elected not to renew any of our management contracts during the past five years.

•
Fees earned by operating the Clubs. Dues payments for each of the Clubs are billed and generally collected together with the member's related annual maintenance fees. Substantially all Club dues are collected by January of the applicable year. Members of the Clubs are not permitted to make reservations or access the applicable Club's services and benefits if they are not current in payment of these dues. The Clubs also provide specific services to the Diamond Collections, such as call center services, for which the Clubs charge a fee to the Diamond Collections, and are included in the Diamond Collection maintenance fees. Some of the Clubs offer a tiered loyalty membership whereby additional affiliated resorts and benefits are made available as the member purchases more points, resulting in higher Club dues for members in a higher loyalty tier.

•
VOI sales. Our VOI sales revenue is primarily a function of three levers: the number of tours we conduct, our closing percentage (which represents the percentage of VOI sales closed relative to the total number of tours at our sales centers) and the sales price per transaction. We generally have a high degree of near-term visibility as to each of these factors. Before the beginning of a year, we can predict with a high degree of confidence the number of tours we will conduct that year, and we believe that we can tailor our sales and marketing efforts to effectively influence our closing percentage and average transaction size in order to calibrate our VOI sales levels over the course of the year.

•
Financing of VOI sales in the U.S. We target the level of our consumer financing activity in response to capital market conditions. We accomplish this by offering sales programs that either encourage or discourage our customers to finance their VOI purchases with us, without compromising our underwriting standards. As of December 31, 2015, the weighted average Fair Isaac Corporation ("FICO") score (based upon loan balance) for our borrowers across our existing loan portfolio was 723, and the weighted average FICO score for our borrowers on loans originated by us since 2011 was 757. The default rate on our originated consumer loan portfolio was 7.7% (as a percentage of our outstanding originated portfolios) for 2015, and ranged from 5.7% to 8.2% on an annual basis from 2011 through 2015.

Our capital-efficient business model requires limited investment in working capital and capital expenditures.

•
Limited working capital required. Our hospitality and management services business consumes limited working capital because a substantial portion of the funds we receive under our management contracts is collected by January of each year and released to us as services are provided. Moreover, all resort-level maintenance and improvements (except for expenditures related to space owned by us) are paid for by the owners of VOIs, with our financial obligation generally limited to our pro rata share of the VOIs we hold as unsold VOIs.

•
Limited investment capital required. As a result of our VOI inventory strategy, we have limited requirements to build resort properties or acquire real estate to support our anticipated VOI sales levels. Although the volume of points or intervals that we recover could fluctuate in the future for various reasons, we reacquire approximately 2% to 5% of our total outstanding VOIs from defaulted owners on an annual basis. This provides us with a relatively low-cost, consistent stream of VOI inventory that we can resell, and we anticipate that this stream will satisfy a majority of our inventory needs in the foreseeable future. In certain geographic areas, we may from time to time acquire additional VOI inventory through open market purchases or other means. We supplement these inventory acquisition strategies with targeted development projects, particularly in attractive locations where member demand exceeds our existing supply. In these circumstances, we expect that we will generally seek to structure developments in a manner that limits our financial exposure, including by minimizing the amount of time between when we are required to pay for the new VOI inventory and when such inventory is sold. For example, in 2015, we entered into an agreement with Hawaii Funding LLC (the "Kona Seller"), an affiliate of Och-Ziff Real Estate, for the Kona Seller to develop a new resort on property located in Kona, Hawaii, in this manner (the "Kona Agreement"). Additionally, in a majority of our strategic transactions, we have acquired an ongoing business, consisting of management contracts, unsold VOI inventory and an existing owner base, which has generated immediate cash flows for us.

•	Access to financing. The liquidity to support our provision of financing to our customers for VOI purchases is provided through the Conduit Facility, the $100.0 million loan sale facility with Quorum Federal Credit Union (the "Quorum Facility") (collectively, the “Funding Facilities”) and securitization financings and, as a result, also consumes limited working capital. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Indebtedness" for the definition of and further detail of these borrowings.
Our scalable VOI sales and marketing platform has considerable operating leverage and drives increases in Adjusted EBITDA.
We have built a robust and versatile sales and marketing platform. This platform enables us to take actions that directly impact the three levers that primarily determine our VOI sales revenue: the number of tours we conduct, our closing percentage and the sales price per transaction. Our objective is to consistently monitor and adjust these three factors to reach an optimum level of VOI sales based on our available VOI inventory. With our scalable sales platform in place, we do not foresee the need to significantly increase the number of sales centers (other than in connection with business acquisitions) or the size of our sales support team. Accordingly, we believe our VOI sales business has considerable operating leverage and the ability to drive increases in Adjusted EBITDA.
Our high level of customer satisfaction results in significant sales of additional VOIs to our members.
We believe our efforts to introduce hospitality, service excellence and quality into each member's vacation experience have resulted in a high degree of customer satisfaction, driving significant sales of additional VOIs to our existing members who previously purchased points from us, as well as members we acquired in our strategic acquisitions who purchased points from us for the first time (“Acquired Members”). After an Acquired Member makes his or her first purchase from us, all future transactions involving that Acquired Member are treated as sales to an existing member. In 2015, approximately 69% of our VOI sales were to existing members who previously purchased points from us, and approximately 10% of these sales were to Acquired Members. In 2014, approximately 62% of our VOI sales were to existing members, and approximately 15% were to Acquired Members.
Our accomplished leadership team positions us for continued growth.
We have an experienced leadership team that has delivered strong operating results through disciplined execution. Our management team have taken a number of significant steps to refine our strategic focus, build our brand recognition and streamline our operations, including (i) maximizing revenue from our hospitality and management services business; (ii) driving innovation throughout our business, most significantly by infusing our hospitality focus into our customer interactions; and (iii) adding resorts to our network and owners to our owner base through complementary strategic acquisitions and efficiently integrating businesses acquired. Certain members of our management team and board of directors have substantial equity interests in our Company that closely align their economic interests with those of our other stockholders.
Growth Strategies
Our growth strategies are as follows:
Continue to grow our hospitality and management services business.
We expect our hospitality and management services revenue will continue to grow as rising operating expenses at our managed resorts result in higher revenues under our cost-plus management contracts. We intend to generate additional growth in our hospitality and management services business by (i) increasing Club membership revenue; (ii) broadening hospitality service and activity offerings for members of the Clubs; including opportunities for our members to purchase third-party products and services; and (iii) adding services provided to our members under our management agreements and pursuing additional management and service contracts.

•
Increase Club membership revenue. Purchasers of our points, in almost all cases, are automatically granted membership in THE Club. In addition, as existing members purchase more points and thereby upgrade Club memberships to a higher loyalty tier with additional member benefits, higher fees are collected. When we complete an acquisition, we typically create a tailor-made Club, introducing a subset of additional resorts and benefits. This results in an owner base that becomes familiar with the benefits of THE Club, and should therefore be more likely to upgrade and purchase points from us with membership in THE Club. We also have implemented programs to encourage interval owners at our managed resorts to join THE Club.

•
Broaden hospitality service and activity offerings. We intend to continue to make membership in the Clubs more attractive to our members by expanding the number and variety of offered services and activities, such as airfare, cruises, guided excursions, golf outings, entertainment, theme park tickets, luggage and travel protection and access to luxury accommodations outside our network of resorts, such as the Diamond Luxury Selection, a Club member benefit exclusively for our members with large point ownership and, therefore, in a higher loyalty tier. Qualifying members can access The Diamond Luxury Selection using their points through THE Club for stays within a collection of approximately 2,500 private luxury properties. Additionally, we now offer to our members in a higher loyalty tier access to luxury cruises, premier vacation adventures and premier sports events (including VIP access). We believe the Clubs’ offerings enhance the overall experience of our members and, thus, the perceived value of their memberships. As membership in the Clubs becomes more valuable to consumers through hospitality-focused enhancements, we may be able to increase the dues paid by members of the Clubs, in addition to commission revenue that we are able to generate as a result of these Club membership enhancements.

•
Add services provided to our members under management contracts and pursue additional management and service contracts. We expect to add services provided to our members under our management contracts, which may result in increased management fees relating to those new services. In addition, we may purchase or otherwise obtain additional management contracts at resorts that we do not currently manage. Furthermore, we intend to broaden our business-to-business services on a fee-for-service basis to other companies in the hospitality and vacation ownership industry. For example, we have, on occasion, entered into fee-for-service agreements with resort operators and hospitality companies pursuant to which we provide them with resort management services, VOI sales and marketing services and inventory rental services. These types of arrangements can be highly profitable for us because we are not required to invest significant capital. In the future, in situations where we can leverage our unique expertise, skills and infrastructure, we intend to expand our provision of business-to-business services on an à la carte basis or as a suite of services to third-party resort developers and operators and other hospitality companies.

Continue to leverage our scalable sales and marketing platform to increase VOI sales revenue.
We intend to continue to utilize the operating leverage in our sales and marketing platform. While we focus on attracting potential new owners, we will also continue to market to our existing long-term membership base, and expect that through these efforts and our continuing commitment to ensuring high member satisfaction, a significant percentage of our VOI sales will continue to be made to our existing members. We will also continue to target the ownership base at resorts that we now manage as a result of our strategic acquisitions to encourage these prospective customers to purchase our VOIs. While we anticipate that the bulk of our future VOI sales will be made through our traditional selling methods, we are seeking to more fully integrate the VOI sales experience into our hospitality and management services. We have found that, by driving innovation throughout our business, most significantly by infusing our hospitality focus into the sales process and creatively engaging with potential purchasers, we improve potential purchasers' overall experience and level of satisfaction and, as a result, are able to increase the likelihood that they will buy our VOIs and increase the average transaction size. We have extended this philosophy of increased engagement and hospitality focus into other sales techniques, and intend to continue to innovate in this area.
Pursue additional revenue opportunities consistent with our capital-efficient business model.
We believe that we can achieve growth without pursuing revenue opportunities beyond those already inherent in our core business model. However, to the extent consistent with our capital-efficient business model, we intend to:

•
Selectively pursue strategic transactions. We intend to continue to pursue acquisitions of ongoing businesses, including management contracts and VOI inventory, on an opportunistic basis where we can achieve substantial synergies and cost savings. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview" for a discussion of our recent acquisitions. We will evaluate future acquisitions with a focus on adding additional resort locations, management contracts, new members to our owner base and VOI inventory that we may sell to existing members and potential customers.

•
Prudently expand our geographic footprint. We believe that there are significant opportunities to expand our business into new geographic markets in which we currently may have affiliations, but do not manage resorts or market or sell our VOIs. We believe that certain countries in Asia and Central and South America are particularly attractive potential new markets for us due to the substantial increases in spending on travel and leisure activities forecasted for their consumers. To the extent that we can maintain our high quality standards and strong brand reputation, we are selectively exploring acquisitions of ongoing resort businesses in these markets and may also pursue co-branding opportunities, joint ventures or other strategic alliances with existing local or regional hospitality companies. For example, we recently entered into a joint venture with affiliates of Dorsett Hospitality International, a large hotel developer, owner and operator in Asia, and China Travel International Investment Hong Kong Ltd., an investment holding company engaged in the operation of travel destinations (including hotels, theme parks, natural and cultural scenic spots and leisure resorts), travel agencies and related business operations and invested $1.5 million in this joint venture. We expect the venture to create, market, sell and service prepaid multiple-year vacation packages and associated benefits to customers in Asia. In addition, we may engage in targeted development projects, particularly in attractive locations where member demand exceeds our existing supply, in a manner consistent with our capital-light model, such as our recent agreement with respect to the development of a new resort in Kona, Hawaii. We believe that expansion of our geographic footprint will produce revenue from consumers in the markets into which we enter and also make our resort network more attractive to existing and prospective members worldwide.
Our Customers
Our customers are typically families seeking a flexible vacation experience. A majority of our new customers stay at one of the resorts in our network, either by reserving a unit on a per-night or per-week basis, exchanging points through an external exchange service, or purchasing a mini-vacation package, prior to purchasing a VOI. We have also generated significant additional sales to our existing members who wish to purchase additional points and thereby increase their benefit options within our resort network.
We believe a majority of our customers are between 45 and 65 years old. The baby boomer generation is the single largest population segment in the U.S. and Europe and is our key target market. With the premium resorts in our network and the broad range of benefits that we offer, we believe we are well-positioned to target an affluent subsection of the baby boomer population.
Our Services
Hospitality and Management Services. We manage 109 resort properties, which are located in the continental U.S., Hawaii, Mexico, the Caribbean and Europe, as well as the Diamond Collections. As the manager of these resorts and the Diamond Collections, we operate the front desks, provide housekeeping, conduct maintenance and manage human resources services. We also operate, or outsource the operation of, amenities such as golf courses, food and beverage venues and retail shops, an online reservation system, customer service contact centers, rental, billing and collection, accounting and treasury functions and communications and information technology services.
As an integral part of our hospitality and management services, we have entered into inventory recovery and assignment agreements ("IRAAs") with a substantial majority of the Collection Associations and HOAs for our managed resorts in North America, together with similar arrangements with the European Collection and a majority of our European managed resorts, whereby we recover VOIs previously owned by members who have failed to pay their annual maintenance fee or assessments due to, among other things, death or divorce or other life-cycle events or lifestyle changes. Because the majority of the cost of operating the resorts that we manage is spread across our member base, by recovering VOIs previously owned by members who have failed to pay their annual maintenance fee or assessments, we reduce bad debt expense at the managed resorts and Diamond Collection level, which is a component of the management fees billed to members by each resort's HOA or Collection Association, supporting the financial well-being of those managed resorts and the Diamond Collections.
HOAs. Each of the Diamond Resorts managed resorts, other than certain resorts in our European Collection and Latin America Collection, is typically operated through an HOA, which is administered by a board of directors. Directors are elected by the owners of VOIs at the resort (which may include one or more of the Diamond Collections) and may also include representatives appointed by us as the developer of the resort. As a result, we are entitled to voting rights with respect to directors of a given HOA by virtue of (i) our ownership of VOIs at the related resort; (ii) our status as the developer of the resort; or (iii) our ownership of points in the Diamond Collections that hold VOIs at the resort. The board of directors of each HOA hires a management company to provide the services described above, which in the case of all Diamond Resorts managed resorts, is us.
Our management fees with respect to a resort are based on a cost-plus structure and are calculated based on the direct and indirect costs (including the absorption of a substantial portion of our overhead related to the provision of management services) incurred by the HOA of the applicable resort. Under our current resort management agreements, we receive management fees generally ranging from 10% to 15% of the other costs of operating the applicable resort (with a weighted average of 13.9% based upon the total management fee revenue for the year ended December 31, 2015). Unlike typical commercial lodging management contracts, our management fees are not impacted by changes in a resort's ADR or occupancy level. Instead, the HOA for each resort engages in an annual budgeting process in which the board of directors of the HOA estimates the costs the HOA will incur for the coming year. In evaluating the anticipated costs of the HOA, the board of directors of the HOA considers the operational needs of the resort, the services and amenities that will be provided at or to the applicable resort and other costs of the HOA, some of which are impacted significantly by the location, size and type of the resort. Included in the anticipated operating costs of each HOA are our management fees. The board of directors of the HOA discusses the various considerations and votes to approve the annual budget, which determines the annual maintenance fees charged to each owner. One of the management services we provide to the HOA is the billing and collection of annual maintenance fees on the HOA's behalf. Annual maintenance fees for a given year are generally billed during the previous November, due by January and deposited in a segregated or restricted account, which is not included in our consolidated balance sheet but is managed by us on behalf of the HOA. As a result, a substantial majority of our fees for February through December of each year are collected from owners in advance. Funds are released to us from these accounts on a monthly basis for the payment of management fees as we provide our management services.
Our HOA management contracts typically have initial terms of three to ten years, with automatic renewals. These contracts can generally only be terminated by the HOA upon a majority vote of the owners (which may include one or more of the Diamond Collections) prior to each renewal period, other than in some limited circumstances involving cause.
Our HOA management contracts with the managed resorts that are part of the European Collection generally have either indefinite terms or lengthy remaining terms (approximately 40 years) and can only be terminated for an uncured breach by the manager or a winding up of the European Collection.
No HOA has terminated any of our management contracts during the past five years. We generally have the right to terminate our HOA management contracts at any time upon written notice to the respective HOA. During the past five years, we have terminated only one HOA management contract and sold two immaterial HOA management contracts.
Diamond Collections. The Diamond Collections currently consist of the following:

•
the Diamond Resorts U.S. Collection (the “U.S. Collection”), which includes interests in resorts located in Arizona, California, Colorado, Florida, Indiana, Missouri, Nevada, New Mexico, South Carolina, Tennessee, Virginia and St. Maarten;

•	the Diamond Resorts Hawaii Collection (the “Hawaii Collection”), which includes interests in resorts located in Arizona, California, Hawaii, Nevada and Utah;

•	the Diamond Resorts California Collection (the “California Collection”), which includes interests in resorts located in Arizona, California and Nevada;

•	the Premiere Vacation Collection (the “Premiere Vacation Collection”), which includes interests in resorts located in Arizona, Colorado, Indiana, Nevada and Baja California Sur, Mexico;

•	the Monarch Grand Vacations (the “Monarch Grand Collection”), which includes interests in resorts located in California, Nevada, Utah and the Cabo Azul Resort located in San Jose Del Cabo, Mexico;

•	the Diamond Resorts European Collection (the “European Collection”), which includes interests in resorts located in Austria, England, France, Italy, Norway, Portugal, Scotland and Spain;

•	the Diamond Resorts Latin America Collection (the “Latin America Collection”), which currently includes interests in the Cabo Azul Resort located in San Jose Del Cabo, Mexico;

•	the Diamond Resorts Mediterranean Collection (the “Mediterranean Collection”), which includes interests in resorts located in the Greek Islands of Crete and Rhodes; and

•
Club Intrawest, which includes interests in resorts located in Canada, Mexico, as well as Florida and California, which was added to our resort network in connection with the Intrawest Acquisition in January 2016.

Each of the Diamond Collections is operated through a Collection Association, which is administered by a board of directors. Directors are generally elected by the points holders within the applicable Diamond Collection, subject to limited exceptions.
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
As with our HOA management contracts, management fees charged to the Diamond Collections in the U.S. are based on a cost-plus structure and are calculated based on the direct and indirect costs (including the absorption of a substantial portion of our overhead related to the provision of our management services) incurred by the Diamond Collection. Under our current Diamond Collection management agreements, we receive management fees of 15% of the costs of the applicable Diamond Collection (except with respect to our management agreement with the Monarch Grand Collection, under which we receive a management fee of 10% of the costs of the Monarch Grand Collection). Our management fees are included in the budgets prepared by each Collection Association, which determines the annual maintenance fee charged to each owner and is voted on and approved by the board of directors of each Collection Association. One of the management services we provide to all of the Diamond Collections is the billing and collection of annual maintenance fees on the Diamond Collection's behalf. Annual maintenance fees for a given year are generally billed during the previous November, due by January and deposited in a segregated or restricted account, which is not included in our consolidated balance sheet but is managed by us on behalf of each Diamond Collection. As a result, a substantial majority of our fees for February through December of each year are collected from owners in advance. Funds are released to us from these accounts on a monthly basis for the payment of management fees as we provide our management services.
Apart from the management contract for the European Collection and the Mediterranean Collection, our Diamond Collection management contracts have initial terms of three to ten years, with automatic renewals of three to ten years, and can generally only be terminated by the Diamond Collection upon a majority vote of the Diamond Collection's members prior to each renewal period, other than in some limited circumstances involving cause. In the case of the Mediterranean Collection, the management agreement is indefinite and irrevocable. No Diamond Collection has terminated, or elected not to renew, any of our management contracts during the past five years. We generally have the right to terminate our Diamond Collection management contracts at any time upon written notice to the applicable Diamond Collection. The management contract for the European Collection has an indefinite term, can only be terminated by the European Collection for an uncured breach by the manager or a winding up of the European Collection, and may not be terminated by the manager.
Clubs. Another key component of our hospitality and management services business is our management of the Clubs. We operate a Vacation Interests exchange program that enables our members to use their points to stay at resorts outside of their home Diamond Collection, as well as other affiliated resorts, hotels and cruises, for which an annual fee is charged. In addition, the Clubs provide services to the Diamond Collections, such as reservation call center services and customer services, which are billed on a cost-plus basis to the Diamond Collections directly.
The Clubs offer our members a wide range of other benefits, such as the opportunity to purchase various products and services, including guided excursions and member events and reservation protection products, for which we earn commissions. See "Our Flexible Points-Based Vacation Ownership System and the Clubs—The Clubs" for additional information regarding the Clubs.
Vacation Interests Sales and Financing. We market and sell VOIs that provide access to our resort network of 109 Diamond Resorts managed resorts and 250 affiliated resorts and hotels and 20 cruise itineraries.
The VOI inventory that we reacquire pursuant to our IRAAs provides us with a steady stream of low-cost VOI inventory that we can sell to our current and prospective members. Our VOI inventory is also supplemented by recovering VOIs previously owned by members who default on their consumer loans, whether the consumer loans were originated by us or were acquired from third-parties, as well as inventory purchased in strategic acquisitions. In addition, we may engage in targeted development projects, particularly in attractive locations where member demand exceeds our existing supply.
We have 61 sales centers across the globe, 51 of which are located at managed resorts, six of which are located at affiliated resorts and four of which are located off-site. We currently employ an in-house sales and marketing team at 49 of these locations and also maintain agency agreements with independent sales organizations at 12 locations. A relatively small portion of our sales, principally sales of additional points to existing members, are effected through our call centers. Our sales representatives utilize a variety of marketing programs to generate prospects for our sales efforts, including presentations at resorts targeted to current members and guests, enhanced mini-vacation packages that we refer to as Events of a LifetimeTM, overnight mini-vacation packages, targeted mailing, telemarketing, gift certificates and various destination-specific local marketing efforts. Additionally, we offer incentive premiums in the form of tickets to local attractions and activities, hotel stays, gift certificates or meals to guests and other potential customers to encourage attendance at tours.
We generate our VOI sales primarily through conducting tours at our sales centers. These tours generally include a tour of the resort properties, as well as an in-depth explanation of our points-based VOI system and the value proposition it offers our members. Our tours are designed to provide guests with an in-depth overview of our Company, our resort network and benefits associated with membership in THE Club, as well as a customized presentation to explain how our products and services can meet their vacationing needs. We also conduct tours at various offsite and hotel locations (outside of our managed resorts) based on potential leads for VOI sales identified through innovative marketing targeted toward individuals with desired demographics.
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
Our marketing efforts are principally directed at the following channels:

•	our existing member base;

•	consumers who own VOIs sold by businesses we have acquired;

•	guests who stay at our managed resorts;

•	off-property contacts who are solicited from the premises of hospitality, entertainment, gaming and retail locations;

•
participants in third-party vacation ownership exchange programs, such as Interval International, Inc. (“Interval International”), and Resorts Condominiums International, LLC (“RCI”), who stay at our managed resorts;

•	member referrals; and

•	other potential customers who we target through various marketing programs.
We employ innovative programs and techniques designed to infuse hospitality into our sales and marketing efforts. For example, we offer enhanced mini-vacation packages at some of our managed resorts, which we refer to as Events of a LifetimeTM, at which our members or prospective customers who have purchased such packages are invited to dine together, along with our sales team members, and to attend a show, golf outing or other local attraction as a group over a two-day period. At the end of the stay, our sales team provides an in-depth explanation of our points-based VOI system and the value proposition it offers our members. In addition, we have an initiative in which select members and guests receive “high-touch” services such as a special welcome package, resort orientation and concierge services, as part of a pre-scheduled in-person tour. Results from these enhanced programs and initiatives have been positive. We have found that, by driving innovation throughout our business, most significantly by infusing our hospitality focus into the sales process and creatively engaging with potential purchasers, we improve potential purchasers' overall experience and level of satisfaction and, as a result, are able to increase the likelihood that they will buy our VOIs and increase the average transaction size.
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
We provide loans to eligible customers who purchase VOIs through our U.S., Mexican and St. Maarten sales centers and choose to finance their purchase. These loans are collateralized by the underlying VOI, generally bear interest at a fixed rate, have a typical term of 10 years and are generally made available to consumers who make a down payment within established credit guidelines. Our minimum required down payment is 10%. From January 1, 2011 through December 31, 2015, our average cash down payment was 20.0% and the average initial equity contribution for new VOI purchases by existing owners (which take into account the value of VOIs already held by purchasers and pledged to secure a new consumer loan) was 30.2%, which resulted in an average combined cash and equity contribution of 50.2% for these new VOI purchases.
As of December 31, 2015, our loan portfolio (including loans we have transferred to special-purpose subsidiaries in connection with the Conduit Facility, Quorum Facility and securitization transactions) was comprised of approximately 64,000 loans with an outstanding aggregate loan balance of $916.1 million. Our total portfolio includes loans that have been written off for financial reporting purposes due to payment defaults and delinquencies but which we continue to administer and loans that were originated by us and loans that were acquired in connection with our acquisitions.
Approximately 46,000 of these consumer loans were loans under which the consumer was not in default, and the outstanding aggregate loan balance was $751.8 million. Approximately 42,000 of these loans were originated by us and approximately 4,000 of the loans were acquired in connection with one of our acquisitions.
Approximately 18,000 loans within our loan portfolio, with an outstanding aggregate loan balance of $164.3 million, were loans that are in default (accounts that are greater than 180 days delinquent and have not yet been foreclosed upon or canceled). Approximately 15,000 of these loans that were in default as of December 31, 2015 were loans acquired by us, including approximately 12,000 already in default at the time we acquired them in connection with various acquisitions and approximately 3,000 of the loans were not yet in default at the time of the acquisition. Approximately 3,000 of the loans that were in default in default as of December 31, 2015 were originated by us. The loans originated by us have already been written off for financial reporting purposes but we continue to administer them until we elect, subject to applicable law, to foreclose or cancel them. Loans that were in default at the time they were acquired were never included in our loan portfolio and, accordingly, are not part of our provision for uncollectible accounts or reserve for uncollectible accounts. We elect to recover VOI inventory underlying defaulted loans based on a variety of factors, including our VOI inventory needs and the carrying costs associated with recapturing the VOI inventory. Consumer loans in default at the time of acquisition represent future sources of low-cost inventory to us.
The weighted-average interest rate for all of the loans in our portfolio as of December 31, 2015 was 14.9%, which includes a weighted average interest rate for loans in default of 16.4%. As of December 31, 2015, 8.8% of our owner-families had an active loan outstanding with us.
We underwrite each loan application to assess the prospective buyer's ability to pay through the credit evaluation score methodology developed by FICO based on credit files compiled and maintained by Experian (for U.S. residents) and Equifax (for Canadian residents). In underwriting each loan, we review the completed credit application and the credit bureau report and/or the applicant’s performance history with us, including any delinquency on existing loans with us, and consider in specified circumstances, among other factors, whether the applicant has been involved in bankruptcy proceedings within the previous 12 months and any judgments or liens, including civil judgments and tax liens, against the applicant. As of December 31, 2015, the weighted average FICO score (based upon loan balance) for our borrowers across our existing loan portfolio was 723, and the weighted average FICO score for our borrowers on loans we originated since 2011 was 757.
Our consumer finance servicing division includes underwriting, collection and servicing of our consumer loan portfolio. Loan collections and delinquencies are managed by utilizing modern collection technology and an in-house collection team to minimize account delinquencies and maximize cash flows. We generally monetize a substantial portion of the consumer loans we generate from our customers through conduit and securitization financings. We act as servicer for consumer loan portfolios, including those monetized through conduit or securitization financings and receivables owned by third parties, for which we receive a fee.
Through arrangements with certain financial institutions in Europe, we broker financing for qualified customers who purchase points through our European sales centers.
Our Resort Network
Our resort network consists of 379 vacation destinations, which includes 109 Diamond Resorts managed properties with approximately 12,000 units worldwide that we manage, and 250 affiliated resorts and hotels and 20 cruise itineraries (as of January 31, 2016), which we do not manage and which do not carry our brand name but are a part of our resort network and, consequently, are available for our Club members to use as vacation destinations. Through our management, we provide guests with a consistent and high quality suite of services and amenities, and, pursuant to our management agreements, we have oversight and management responsibility over the staff at each location. Of the managed resorts, 47 have food and beverage operations, 49 have a gift shop, pro shop or convenience store, and 29 have a golf course, leisure center or spa. Most of these amenities are operated by third parties pursuant to leases, licenses or similar agreements. Revenue from these operations is included in Consolidated Resort Operations Revenue in our consolidated statements of operations.
Affiliated resorts are resorts with which we have contractual arrangements to use a certain number of vacation intervals or units. These resorts are made available to members of the Clubs through affiliation agreements. In the majority of cases, our affiliated resorts provide us with access to their vacation intervals or units in exchange for our providing similar usage of intervals or units at our managed resorts, and no fees are paid by us in connection with these exchanges. However, in a limited number of circumstances, we receive access to accommodations at our affiliated hotels and cruises through two other types of arrangements. In the first of these types of arrangements, we pay an upfront fee to an affiliated hotel or cruise company for access to a specified number of vacation intervals or units, and we incorporate this upfront fee into our calculation for annual dues to be paid by members of the Clubs. In the second of these types of arrangements, a member who desires to stay at an affiliated hotel for a particular time period deposits points with us and, in exchange, we pay our affiliated hotel the funds required in order to allow such member access and, in turn, we use the points redeemed to secure a unit, which we then use for marketing or rental purposes. The benefit of these arrangements, in comparison to traditional exchange companies, is that there is no need to wait for an owner to deposit their week’s ownership into the program in order to then make it available to members. These arrangements secure availability for our members in advance and, therefore, tend to provide better customer service and availability.
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
The following table presents a summary of our managed resorts, affiliated resorts and hotels and cruises by geographic location as of January 31, 2016:

	Number of Managed Resorts	Number of Affiliated Resorts and Hotels	Number of Cruises
North America and the Caribbean	64	142	14
Europe	45	32	4
Central and South America	—	3	2
Asia	—	54	—
Australia	—	12	—
Africa	—	7	—
Total	109	250	20
Diamond Luxury Selection
In addition to our managed resorts, affiliated resorts and hotels and cruises, since October 2013 we have offered members with large point ownership, as an additional Club benefit, the ability to use their points to rent from a collection of approximately 2,500 private luxury properties, including villas, resorts, boutique hotels and yachts, through participation in The Diamond Luxury Selection. In general, a qualifying member is able to rent these private luxury properties by depositing a designated number of points with us, and we are then required to pay to the owners of these private luxury properties, on behalf of our members, a rental fee. This rental fee determines the number of points required to be used by our members for any particular rental. We also have the ability to use these properties for marketing or rental purposes. We do not manage these luxury properties, they do not carry our brand name and they are not part of any of our Diamond Collections or our resort network.
Our Flexible Points-Based Vacation Ownership System and the Clubs
Our Points-Based System. Our customers become members of our vacation ownership system by purchasing points, which act as an annual currency that is exchangeable for occupancy rights in accommodations at the managed and affiliated resorts in our network. In 2015, the average cost to purchase points equivalent to an annual one-week vacation in our network globally was $26,007. Purchasers of points do not acquire a direct ownership interest in the resort properties in our network. Rather, our customers acquire a membership in one of the Diamond Collections. See "Operation and Management of the Diamond Collections" for additional information regarding the Diamond Collections.
The principal advantage of our points-based system is the flexibility it gives to members with respect to the use of their points versus the use of traditional intervals. With traditional intervals, an owner has the “fixed” use of a specific accommodation type for a designated one-week time period at a specific resort or has the “floating” use of a specific type of accommodation for a week to be selected for a particular season at that same resort. An owner may exchange their interval through an external VOI exchange program, such as the exchange programs offered by Interval International or RCI, for which an annual membership fee as well as an exchange transaction fee are charged to the owner. Unlike traditional interval owners, points holders can redeem their points for one or more vacation stays in the resorts included in our network without having to use an external exchange company and without having to pay any exchange transaction fees. Because points function as currency within our resort network, our members have flexibility to choose the location, season, duration and size of accommodation for their vacation based on their annual points allocation, limited only by the range of accommodations within our resort network, the number of points owned, availability and, in some cases, by membership type limitations. Members of a particular Diamond Collection have the ability to make reservations at resorts within that Diamond Collection before those resorts are open for bookings by members of other Diamond Collections. Our members may also “save” their points from prior years, “borrow” points from future years, or pay cash for additional one-time points usage for additional flexibility with respect to reserving vacations at peak times, in larger accommodations, for longer periods of time or for vacationing more often throughout the year.
We allocate points values for each of the resorts in our network. Points values are determined by unit type for each resort and are based on season, demand, location, views, amenities and facilities. Once the accommodation has been placed in a Collection, the points values assigned cannot be altered. We make a points directory available to our customers online, which allows them to evaluate how they may allocate their available points and select dates and locations for stays at resorts within our network, subject to certain rules and restrictions.
We operate in-house call centers globally for members to make reservations, payments and to handle queries. In addition, we offer a comprehensive online booking service which members can use to reserve stays at the resorts in our network, manage their purchased points and pay fees. We also manage an in-house concierge service for our members with large point ownership at a higher loyalty tier of Club membership, offering services 24/7 globally.
Between January 2013 and November 2015, our European subsidiary offered a VOI product with a limited term (the “European Term Product”) available to purchasers in Europe. Purchasers of the European Term Product received an allocation of points which represented an assignment of a specific week or weeks in a specific unit (without specific occupancy rights), at certain of our European resort properties, as well as use rights to any of the resort properties within our European Collection, for a period of 15 years. At the end of the 15-year period, the trustee of the European Collection will attempt to sell the unit and the net proceeds will be distributed to the then current owners of the unit, which may, or may not, include us. The current trustee of the European Collection also provided trust services relating to the European Term Product. The owners of the European Term Product paid annual maintenance fees at substantially the same rate as owners of points in our European Collection and were also members of THE Club and paid Club fees as part of their maintenance fees. For the year ended December 31, 2015, a large majority of the sales of the European Term Product have been to existing members of the European Collection, in particular points owners. We discontinued offering the European Term Product in November 2015 as we switched our focus to VOI sales in the form of points.
The Clubs. Through the Clubs, we operate VOI exchange programs that enable our members to use their points, or points equivalent in the case of intervals, at resorts within our resort network, subject to certain rules and restrictions. The Clubs continue to provide services to a segment of the membership base who historically purchased intervals at some of our managed properties. Purchasers of points in the Collections other than Club Intrawest are automatically granted membership in THE Club, except for purchasers in Florida and Mexico who must affirmatively elect to join THE Club. THE Club provides members with access to all resorts in our network and offers the full range of member services. In certain circumstances, typically in connection with an acquisition, we offer a restricted version of THE Club for a lower annual fee for new members resulting from such acquisition, which allows those members to stay at a subset of resorts within our network and provides those members with a portion of the benefits available to full members of THE Club.
In addition to the exchange programs, the Clubs offer a global array of other member benefits, discounts, offers and promotions that allow members to exchange points for a wide variety of products and travel services, including airfare, cruises and guided excursions. Most members of the Clubs, irrespective of ownership of points or intervals, have access to an external VOI exchange program for vacation stays at resorts outside of the Clubs' resort network if they desire, as the annual membership fee generally also includes annual membership in the Interval International external exchange program. For our more limited Club offerings, exchanges through the Interval International external exchange program typically require payment to Interval International of an additional membership fee and transaction fees.
Generally, members of the Clubs do not have the right to terminate their membership. However, due to regulatory requirements, members who purchase points in Arizona, California, Florida, Hawaii and Mexico may terminate their membership in the Clubs under specific circumstances. Following two acquisitions completed in 2010 and 2012, we also offered the existing members of the Premiere Vacation Collection and the Monarch Grand Collection the option to opt out of our limited Club offerings that were granted following the respective acquisitions. To date, only a minimal number of purchasers of points have opted out of the Clubs.
In addition to annual dues associated with the Clubs, we also earn revenue associated with legacy owners of deeded intervals at resorts that we acquired in our strategic acquisitions exchanging the use of their intervals for membership in the Clubs, which requires these owners to pay the annual fees associated with Club membership. Furthermore, we also earn reservation protection plan revenue, which is an optional fee paid by customers when making a reservation to preserve their points should they need to cancel their reservation, and earn other revenue through our provision of travel-related services and other affinity programs. In the past, we also earned revenue associated with customer conversions into THE Club, which involved the payment of a one-time fee by interval owners who wished to retain their intervals but also participate in THE Club. Expenses associated with our operation of the Clubs include costs incurred for the in-house call centers, annual membership fees paid to a third-party exchange company, where applicable, and administrative expenses.

Operation and Management of the Diamond Collections
Purchasers of points acquire interests in one of the Diamond Collections. For each Diamond Collection, one or more trustees hold legal title to the deeded fee simple real estate interests or the functional equivalent, or, in some cases, leasehold real estate interests for the benefit of the respective Diamond Collection's association members in accordance with the applicable agreements. Under trust agreements, points are established as the currency to be used by members for the use and occupancy of accommodations held in trust. The Diamond Collections generally have members’ associations, which are organizations of persons who own membership points in the applicable Diamond Collection, which are managed by a board of directors. The associations act as agents for all of the members in collecting assessments and paying taxes, utility costs and other costs incurred by the Diamond Collection on behalf of members. Generally, the term of each Diamond Collection, except the European Collection, is perpetual (or in the case of the Latin America Collection, may be renewed or reconstituted and thus is practically perpetual) and may only be terminated with a unanimous vote of the board of directors and approval by a significant majority of the voting power of members. The European Collection trusts, including customer use rights, have approximately 40-year terms. The Mediterranean Collection trusts, including customer use rights, expire between the end of December 2029 and the end of December 2043.
The Collection Associations have entered into management agreements with us pursuant to which the board’s management powers are delegated to us. The management agreements generally have three to ten year terms and automatically renew for additional three to ten year terms unless terminated by the applicable members’ association. The Club Intrawest management agreement automatically renews annually unless terminated by the members' association.
For each of the Diamond Collections, pursuant to the applicable trust and related agreements, we have the right to hold a significant number of unsold points as inventory for sale. Further, in North America, we hold title (via subsidiary resort developer entities) to certain intervals which have not yet been transferred to a Diamond Collection. When these intervals are transferred to a Diamond Collection, we will receive an allocation of points. The majority of the common areas for resorts located in North America are owned by the related HOA. At certain locations, we own commercial space which we utilize for sales centers as well as other guest services, such as a gift shop, mini-market or a food and beverage facility. The amount of such commercial space represents an insignificant portion of our total facilities and no such space is used for any significant retail or commercial operations.
Each Diamond Collection member is required to pay to the respective Diamond Collection a share of the overall cost of that Diamond Collection's operations, which includes that Diamond Collection's share of the costs of maintaining and operating the component resort units within that Diamond Collection. A specific resort property may have units that are included in more than one Diamond Collection, or have a combination of units owned by a Diamond Collection and by individual interval owners. To the extent that an entire resort property is not held completely within a specific Diamond Collection, each Diamond Collection pays only the portion of operating costs attributable to its interval ownership in that resort. With the exception of the Mediterranean Collection and Club Intrawest, each Diamond Collection member's annual maintenance fee is composed of a base fee and a per point fee based on the number of points owned by the member. The annual maintenance fee is intended to cover all applicable operating costs of the resort properties and other services, including reception, housekeeping, maintenance and repairs, real estate taxes, insurance, rental expense, accounting, legal, human resources, information technology and funding of replacement and refurbishment reserves for the underlying resorts. In 2015, the annual maintenance fee for a holder of points equivalent to one week at one of the resorts in our network generally ranged between $1,240 and $1,715, with an average of $1,468. Special assessments may be levied if insufficient operating funds are available or if planned capital improvements exceed the amount of available replacement and refurbishment reserves.
Managed Resorts Outside of Diamond Collections
VOIs for a limited number of the resorts managed by us, consisting principally of the resorts acquired in our July 24, 2013 acquisition of management contracts, unsold VOIs, a portfolio of consumer loans and other assets from Island One, Inc. and Crescent One, LLC in exchange for $73.3 million of shares of our common stock (the "Island One Acquisition"), are not included in any of our Diamond Collections. Owner-families hold deeded VOIs in these resorts. Unsold intervals have been allocated point equivalent amounts that allow members of the Clubs to stay at these resorts.
Interval Ownership
We generally discontinued selling deeded intervals in October 2007; however, several of the resorts we manage continue to have a significant number of legacy deeded interval owners. We believe that points offer our members greater choice and flexibility in planning their vacations as compared to intervals. From an operational perspective, our points-based structure enables us to more efficiently manage our inventory and sales centers by selling points-based access to our global resort network from any sales location, rather than being limited to selling intervals at a specific resort.

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
Each interval owner is required to pay an annual maintenance fee to the related HOA to cover the owner's share of the cost of maintaining the property. The annual maintenance fee is intended to cover the owner's share of all operating costs of the resort and other related services, similar to a Diamond Collection member’s annual maintenance fee. Assessments may be billed if insufficient operating funds are available or if planned capital improvements exceed the amount of available replacement and refurbishment reserves. In 2015, annual maintenance fees for interval owners generally ranged between $624 and $1,629 per year for a one-week interval, with an average of $1,046. The amount of an interval owner's annual maintenance fees and assessments is determined on a pro rata basis consistent with such person's ownership interest in the resort. For purposes of this allocation, each of the Diamond Collections is assessed annual maintenance fees and assessments based on the intervals held by such Diamond Collection.
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

With respect to members who have failed to pay their annual maintenance fee or any assessment, we have entered into IRAAs with a substantial majority of the Collection Associations and HOAs for our managed resorts in North America, together with similar arrangements with the European Collection and a majority of our European managed resorts. Each agreement provides that in the event that a member fails to pay these amounts, we have the option to enforce the rights of the HOA or Collection Association with respect to the subject VOI, which includes preventing members from using their points or intervals and, if the delinquency continues, recovering the property in the name of the HOA or Collection Association. Our rights to recover VOIs for failure to pay annual maintenance fees or assessments are subject to any prior security interest encumbering such VOI, including any interest we hold as a lender on a consumer loan. We are responsible for payment of certain fees, ranging from 30% to 100% of the annual maintenance fees relating to the defaulted intervals or points. Depending upon whether the VOI in default is intervals or points, recovery is effected through a foreclosure proceeding or by contract termination. The recovery of points is more efficient than the recovery of intervals, because the recovery of intervals is governed by local real estate foreclosure laws that significantly lengthen recovery periods and increase the cost of recovery.
Under the terms of our IRAAs, we are granted full use of the inventory as a result of delinquent annual maintenance fees or assessments for rental and marketing purposes, and we are under no obligation to commence recovery proceedings. Generally, when we recover intervals, we pay from approximately one to three years' worth of annual maintenance fees on such intervals. Upon recovery, the HOA or Collection Association transfers title to the VOI to us, and we are responsible for all annual maintenance fees and assessments thereafter. We have written or oral agreements with most of our European HOAs that provide us similar rights with respect to recovering delinquent VOIs. After recovery, VOIs are returned to our inventory and become available for sale. Although we recover inventory in the form of intervals as well as points, all inventory recovered is sold in the form of points. Recovered intervals are transferred to one of the Diamond Collections and become part of our points-based system.
VOIs recovered through the default process are added to our existing inventory and resold at full retail value. Although the volume of points or intervals that we recover could fluctuate in the future for various reasons, we have recovered in the ordinary course of our business approximately 2% to 5% of the total outstanding VOIs in each of the past five years. Recovered VOI inventory may be sold by us in the form of points to new customers or existing members.
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
In our Vacation Interests sales and financing segment, we compete for prospects, sales leads and sales personnel from established, highly visible vacation ownership resort operators, as well as a fragmented array of smaller operators and owners. In marketing and selling VOIs, we compete against not only vacation ownership companies, but also the vacation ownership divisions of other hospitality companies. Our competitors include Bluegreen Corporation, Hilton Hotels Corporation, Marriott Vacations Worldwide Corporation, Vistana Signature Experiences, Inc. and Wyndham Worldwide Corporation. In addition, in certain markets, we compete with many established companies focused primarily on vacation ownership, and it is possible that other potential competitors may develop properties near our current resort locations and thus compete with us in the future.
We also compete with other vacation options such as cruises, as well as alternative lodging companies such as Airbnb and other similar entities, which operate websites that market available furnished, privately-owned residential properties in locations throughout the world, including homes and condominiums that can be rented on a nightly, weekly or monthly basis, and particularly in Europe, low-cost tour operators.
There has been consolidation within the vacation ownership industry, including by us through our targeted acquisitions. Recently, International Leisure Group, which owns and manages the Hyatt Residence Club and provides management services through Hyatt Vacation Ownership, agreed to acquire Vistana Signature Experiences, Inc. We believe that the vacation ownership industry will continue to consolidate in the future. In our rental of VOIs, we compete not only with all of the foregoing companies, but also with traditional hospitality providers such as hotels and resorts. In our consumer financing business, we compete with numerous subsets of financial institutions, including mortgage companies, credit card issuers and other providers of direct-to-consumer financing. These providers permit purchasers to utilize a home equity line of credit, mortgage, credit card or other instrument to finance their VOI purchase.

Governmental Regulation
Our marketing and sale of VOIs and other operations are subject to extensive regulation by the federal government and state timeshare laws and, in some cases, by the foreign jurisdictions where our VOIs are located, marketed and sold. The U.S. federal legislation that is or may be applicable to the sale, marketing and financing of VOIs includes, but is not limited to, the Federal Trade Commission Act, the Fair Housing Act, the Americans with Disabilities Act, the Truth-in-Lending Act and Regulation Z, the Home Mortgage Disclosure Act and Regulation C, the Equal Credit Opportunity Act and Regulation B, the Interstate Land Sales Full Disclosure Act, the Telephone Consumer Protection Act, the Telemarketing and Consumer Fraud and Abuse Prevention Act, the Gramm-Leach-Bliley Act, the Deceptive Mail Prevention and Enforcement Act, Section 501 of the Depository Institutions Deregulation and Monetary Control Act of 1980, the Bank Secrecy Act, the USA Patriot Act, and the Civil Rights Acts of 1964, 1968 and 1991 and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.
In addition, the majority of states and foreign jurisdictions where the resorts in our network are located extensively regulate the creation and management of vacation ownership resorts, the marketing and sale of VOIs, the escrow of purchaser funds and other property prior to the completion of construction and closing, the content and use of advertising materials and promotional offers, the delivery of an offering memorandum describing the sale of VOIs and the creation and operation of exchange programs and the multi-site Vacation Interests plan reservation system. Many other states and certain foreign jurisdictions have adopted similar legislation and regulations affecting the marketing and sale of VOIs to persons located in those jurisdictions. In addition, the laws of most states and foreign jurisdictions in which we sell VOIs grant the purchaser of the interest the right to rescind a purchase contract during the specified rescission period provided by law. Rescission periods vary by jurisdiction in which we operate, but typically are five to 15 days from the date of sale.
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
Additionally, certain third parties have indicated that the Consumer Financial Protection Bureau (“CFPB”) might increase their oversight of the vacation ownership industry. While the CFPB recently enacted new disclosure rules for lenders in the real estate mortgage lending industry, these rules were applicable to the real estate mortgage lending industry, not just vacation ownership industry lenders. The CFPB’s new rules also do not apply if the underlying transaction does not involve the sale of a real estate interest, and because we sell points-based VOIs, our operations have not been affected by these new CFPB rules. While we have no knowledge of any efforts to increase oversight by the CFPB or any other governmental authority, the enactment of any additional laws or regulations by the CFPB or any other governmental authorities applicable to the vacation ownership industry may adversely affect our operations.
Furthermore, most states and foreign jurisdictions have other laws that apply to our activities, including but not limited to real estate licensure laws, travel sales licensure laws, advertising laws, anti-fraud laws, telemarketing laws, prize, gift and sweepstakes laws and labor laws. In addition, we subscribe to “do not call” ("DNC") lists for certain states and foreign jurisdictions into which we make telemarketing calls, as well as the federal DNC list. Enforcement of the federal DNC provisions began in the fall of 2003, and the rule provides for fines of up to $16,000 per violation. We also maintain an internal DNC list as required by law. Our master DNC list is comprised of our internal list, the federal DNC list and the applicable state DNC lists.
In addition to government regulation relating to the marketing and sales of VOIs, our servicing and collection of consumer loans is subject to regulation by the federal government and the states and foreign jurisdictions in which such activities are conducted. These regulations may include the federal Fair Credit Reporting Act, the Fair Debt Collections Practice Act, the Electronic Funds Transfer Act and Regulation B, the Right to Financial Privacy Act, the Florida Consumer Collection Practices Act, the Nevada Fair Debt Collection Practices Act and similar legislation in other states and foreign jurisdictions.
Certain local laws may also impose liability on property developers with respect to construction defects discovered by future owners of such property. Under these laws, future owners of VOIs may recover amounts in connection with repairs made to a resort as a consequence of defects arising out of the development of the property.
A number of the U.S. federal, state and local laws and the laws of the foreign jurisdictions where we operate, including the Fair Housing Amendments Act of 1988 and the Americans with Disabilities Act, impose requirements related to access to and use by disabled persons of a variety of public accommodations and facilities. A determination that we are subject to and that we are not in compliance with these accessibility laws could result in a judicial order requiring compliance, imposition of fines or an award of damages to private litigants. If an HOA at a resort was required to make significant improvements as a result of noncompliance with these accessibility laws, assessments might be needed to fund such improvements, which additional costs might cause owners of VOIs to default on their mortgages or cease making required HOA assessment payments. In addition, the HOA under certain circumstances may pursue the resort developer to recover the cost of any corrective measures. Any new legislation may impose further burdens or restrictions on property owners with respect to access by disabled persons. To the extent that we hold interests in a particular resort (directly or indirectly through our interests in a Diamond Collection), we would be responsible for our pro rata share of the costs of improvements resulting from noncompliance with accessibility laws.
The marketing and sale of our points-based VOIs and our other operations in Europe are subject to national regulation and legislation. Directive 2008/122/EC of the European Parliament (the “Directive”) regulates vacation ownership activities within the European Union (which includes the majority of the European countries in which we conduct our operations). The Directive required transposition into domestic legislation by the members of the European Union no later than February 23, 2011 and replaced the previous regulatory framework introduced by EC Directive 94/47/EC. Most of our purchasers in Europe are residents of the United Kingdom, where the Directive has been implemented under The Timeshare, Holiday Products, Resale and Exchange Contracts Regulations 2010. The Directive has now been implemented in all other member states, as well as in Norway, which, although not a member of the European Union, is a member of the European Economic Area. The Directive (i) requires delivery of specified disclosure in the potential purchaser's native language (some of which must be provided in a specified format); (ii) requires a “cooling off” rescission period of 14 calendar days after they return to their resident country; and (iii) prohibits any advance payments in all member states.
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
We are also subject to the laws and regulations of Mexico and Canada, including regulations applicable to developers and providers of timeshare services throughout Mexico and Canada. In addition to specific timeshare rules and regulations, we are also subject to its constitution and other laws and regulations of Mexico, including limitations with respect to ownership of land near Mexico's borders and beaches by Mexican citizens and companies (including Mexican subsidiaries of foreign companies); provided, however, that the federal government may grant the same right to foreign parties if they agree to consider themselves Mexican nationals with respect to such property and bind themselves not to invoke the protection of their governments in matters relating thereto and take title through a Mexican trust.
All of the countries in which we operate have consumer protection and other laws that regulate our activities in those countries.
We believe that we are in compliance with all applicable governmental regulations, except where noncompliance would not reasonably be expected to have a material adverse effect on us.
Seasonality
Vacation Interests Sales and Financing Segment. Historically, our fiscal quarter ended March 31 has produced the weakest operating results primarily due to the effects of reduced leisure travel. The next three quarters have historically produced the strongest operating results because they coincide with the typical summer vacation season and winter holidays, which result in a greater number of families vacationing as compared to the first fiscal quarter. Generally, a greater number of vacationers at the resorts in our network results in higher tour flow through our sales centers and increased VOI sales.

Hospitality and Management Services Segment. Our management service business is generally not subject to seasonal fluctuations due to pre-determined management fees and recovery of our expenses incurred on behalf of the HOAs and the

Collection Associations we manage. We experience little seasonality in the operation of our Clubs as a majority of the Club revenue is pre-determined and recognized ratably throughout the year.
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
Intellectual Property
We own and control a number of trade secrets, trademarks, service marks, trade names, copyrights and other intellectual property rights, including Diamond Resorts International®, Diamond Resorts®, THE Club®, Polo Towers & Design®, Relaxation . . . simplified®, Diamond Resorts®, DRIVEN®, The Meaning of Yes®, We Love to Say Yes®, Vacations for Life®, Affordable Luxury. Priceless MemoriesTM, Stay Vacationed®, Events of a LifetimeTM ,Vacations of a LifetimeTM, which, in the aggregate, are of material importance to our business. We are licensed to use technology and other intellectual property rights owned and controlled by others, and we license other companies to use technology and other intellectual property rights owned and controlled by us. In addition, we have developed certain proprietary software applications that provide functionality to manage lead acquisition, marketing, tours, gifting, sales, contracts, member profiles, maintenance fee billing, property management, inventory management, yield management and reservations.
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
Employees
As of December 31, 2015, we had 8,174 full and part-time employees. Our employees are not represented by a labor union, with the exception of 138 employees in St. Maarten, 209 employees in Mexico, 277 employees in Hawaii and 25 employees in Nevada. Certain of our employees in Europe are also represented by unions. We are not aware of any union organizational efforts with respect to our employees at any other locations. We believe we have a good relationship with the members of our workforce.
Available Information
We are required to file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other information with the SEC. We are subject to the informational requirements of the Exchange Act and file or furnish reports, proxy statements, and other information with the SEC. Copies of these materials, filed by us with the SEC, are available free of charge on our website at investors.diamondresorts.com. These filings are available as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. You can also obtain copies of these materials by visiting the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, by calling the SEC at 1-800-SEC-0330, or by accessing the SEC's website at www.sec.gov. The information on, or that may be accessed through, these websites is not incorporated into this filing and should not be considered a part of this filing.

ITEM 1A.    RISK FACTORS
We are subject to various risks, including those described below, which could materially adversely affect our business, financial condition and results of operations and, in turn, the value of our securities. In addition, other risks not presently known to us or that we currently believe to be immaterial may also adversely affect our business, financial condition and results of operations, perhaps materially. The risks discussed below also include forward-looking statements, and actual results and events may differ substantially from those discussed or highlighted in these forward-looking statements. Before making an investment decision with respect to any of our securities, you should carefully consider the following risks and uncertainties described below and elsewhere in this annual report. See also “Cautionary Statement Regarding Forward-Looking Statements.”
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
More generally, the travel industry has been hurt by various events occurring in prior years, including the effects of weak domestic and global economies. A sustained downturn in travel patterns, including as a result of increases in travel expenses, could cause a reduction in the number of potential customers who visit the managed resorts in our network. If we experience a substantial decline in visitors to these resorts, our VOI sales would likely decline.
Our future success depends on our ability to market VOIs successfully and efficiently, including sales to new members, as well as sales of additional points to our existing ownership base.
We compete for customers with hotel and resort properties and with other vacation ownership resorts and other vacation options such as cruises. The identification of sales prospects and leads, and the marketing of our products to those leads, are essential to our success. We have incurred and will continue to incur significant expenses associated with marketing programs in advance of closing sales to the leads that we identify. If our lead identification and marketing efforts do not yield enough leads or we are unable to successfully convert sales leads to a sufficient number of sales, our growth, including from our efforts to expand Club revenue, and our overall financial performance may be adversely affected. We have continued to expand our use of hospitality-focused marketing methods, such as enhanced mini-vacation packages focused on small groups of potential customers. These marketing methods are more expensive and require a greater commitment of resources than traditional marketing activities, and there can be no assurance that we will be successful in continuing to expand these efforts.
In addition, a significant portion of our sales are additional points purchased by existing members who previously purchased points from us, as well as by customers of resorts where we recently acquired the HOA management contracts, and our results of operations depend in part on our ability to continue making sales to these members and customers. Our recent rate of sales of additional points to existing owners and such other customers may not be sustainable in future periods. Furthermore, we do not receive all of the same benefits from sales of additional points to existing members as we do from sales of points to new members, such as new Club members paying the associated fees and to whom we can offer services, activities and upgrade opportunities and an expanded ownership base to which we can potentially sell additional points.
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
We have entered into IRAAs with substantially all of the Collection Associations and HOAs for our managed resorts in

North America, together with similar arrangements with the European Collections and a majority of our European managed resorts. Pursuant to these agreements and arrangements, we have the option to recapture VOIs either in the form of points or intervals, and may recover the underlying inventory at a later date. During each of the past five years, approximately 2% to 5% of the outstanding points or intervals were recovered by us pursuant to these agreements. We need to maintain such level of recovery to provide us with our relatively low-cost inventory of VOIs for sales to our customers. However, the volume of points or intervals recovered by us could decline in the future for a variety of reasons, including as a result of termination or non-renewal of our IRAAs and a decrease in owners who are delinquent on their maintenance fees. In addition, if a viable VOI resale market were to develop in the future, our members may choose to resell their interests to third parties. Further, in the event applicable state law makes it more difficult to recover points or intervals, it could extend the time required to consummate a recovery or otherwise make it more difficult to consummate such recoveries. An increased level of VOI sales would also reduce our inventory available for sale.
If our inventory available for sale were to decline significantly, generally or in a particular Diamond Collection, we may need to either substantially reduce the volume of our VOI sales or make significant capital expenditures to replenish our inventory by purchasing points or intervals or building or acquiring new inventory at new or existing resorts. To the extent we need or desire to build or acquire new inventory, we may rely upon arrangements with third-party financial sponsors, such as the arrangement we entered into in 2015 with the Kona Seller, an affiliate of Och-Ziff Real Estate, to develop a new resort on property located in Kona, Hawaii. See "Note 18—Commitments and Contingencies" of our consolidated financial statements included elsewhere in this annual report and "Item 9B.—Other Information" for additional information regarding our arrangement with the Kona Seller. Any such arrangements are subject to a variety of risks, including that the financial sponsor may fail to deliver new inventory promptly or in a manner that meets agreed upon specifications; the financial sponsor may not be able to obtain or maintain financing necessary to build the new inventory; construction may be delayed for various reasons, including due to any delay or failure in obtaining necessary permits or authorizations or the occurrence of natural disasters; and we or the financial sponsor may incur unanticipated project costs. These risks could adversely affect the development of the new inventory.
If the volume of our inventory of points held by us were to significantly increase, our carrying costs with respect to that inventory would increase.
If VOI sales levels do not keep pace with inventory recovery levels, the volume of our inventory of points or intervals may become higher than desired. Also, if the amount of customer defaults increases, our carrying costs will increase due to the maintenance fees on the recovered VOI inventory that we are required to pay.
Our strategic acquisitions have provided us with additional VOI inventory, and potential future acquisitions may include additional inventory. Further, as part of some of our acquisitions, we have incurred additional obligations to repurchase defaulted inventory (either by taking back defaulted consumer loans or repurchasing the inventory that collateralizes such loans). We incur carrying costs associated with our VOI inventory, as we are obligated to pay annual maintenance fees and assessments on any VOIs held in inventory, and higher-than-desired VOI inventory levels would result in increases in these carrying costs. If our inventory available for sale were to increase significantly, we may need to sell some of this excess inventory at significantly discounted prices or expand our rental programs. In addition, the IRAAs we enter into with the HOAs and Collection Associations are subject to annual renewal, and as a result, we may not always repurchase VOI inventory from customers in default. If we do not repurchase such inventory, the annual maintenance fees and assessments are allocated among the remaining non-defaulting owners of units in the HOA and the Collection Association, increasing the amounts paid by each of those owners (including us, to the extent we hold units in inventory). This increases the risk that owners of such other units may be unwilling or unable to pay such increased fees and may default as well. The increased per-unit costs could also make units in the HOA and the Collection Association less attractive to prospective purchasers.
A substantial portion of our business is dependent upon contracts with HOAs to manage resort properties and with the Diamond Collections. The expiration, termination or renegotiation of these management contracts could adversely affect our business and results of operations.
We are party to management contracts relating to 109 properties and the Diamond Collections, under which we receive fees for providing management services. We derive a substantial amount of revenue from these contracts, and our hospitality and management services business accounts for a greater percentage of our Adjusted EBITDA than of our total consolidated revenue. See “Business—Our Services—Hospitality and Management Services” for further information regarding management of our managed resorts and the Diamond Collections. Some state regulations impose limitations on the amount of fees that we may charge the HOAs and Collection Associations for our hospitality management services and the terms of our management contracts. Our management contracts generally have three to ten year terms and are automatically renewable, but provide for early termination rights in certain circumstances. Any of these management contracts may expire at the end of its then-current term (following notice by a party of non-renewal) or be terminated, or the contract terms may be renegotiated in a manner adverse to us. In addition, our growth strategy contemplates adding services provided to our members under our management contracts, which may result in increased management fees relating to those new services. We believe there are limits to how much we can increase management fees for additional services provided before the HOAs and Collection Associations are unwilling or unable to pay such increased fees, and, if such fees are perceived as being too high by prospective customers, our VOI sales may be adversely affected.
Our growth strategy also contemplates our acquisition of, and entry into, new management contracts. We face significant competition to secure new contracts and may be unsuccessful in doing so on favorable terms, if at all.
To the extent our rental proceeds may decline or our Vacation Interests carrying costs may increase, we may not be able to cover certain other expenditures against which we offset rental proceeds.
Under our IRAAs, we are required to pay owners' past due maintenance and assessment fees to the HOAs and Collection Associations. See "Item 1. Business—Recovery of VOIs." In order to offset these expenses, we rent the available units, in which case we are also obligated to pay to the HOAs and Collection Associations cleaning fees for room stays incurred by our guests who stay with us on a per-night or per-week basis. In 2015, 2014 and 2013, our net Vacation Interests carrying costs, consisting of carrying costs and cleaning fees related to the VOIs that we owned in each of these periods, less amounts generated from rental of these VOIs in these periods were $39.7 million, $35.5 million and $41.3 million, respectively. Additionally, participating members can rent private luxury properties, book high-profile sporting events and take customized international guided excursions by depositing a designated number of points with us. In turn, we pay a usage fee to third parties on behalf of our members. See "Item 1. Business—Our Resort Network—Diamond Luxury Selection." Similarly, under arrangements that we have with certain of our affiliated resorts, holders of our points or intervals who desire to stay at any such affiliated resort deposit points with us and, in exchange, we pay our affiliated resort the funds required to allow such holder access to the desired unit. In order to offset these payments to the third parties or the affiliated resorts, as applicable, we rent available units at our managed resorts. Our ability to rent units is subject to a variety of risks common to the hospitality industry, including competition from large and well-established hotels, changes in the number and occupancy and room rates for hotel rooms, seasonality and changes in the desirability of geographic regions of the resorts in our network. In addition, we experience strong competition in the rental market. We may be at a disadvantage when competing against larger and better-established hotel and resort chains that focus on the rental market, have more experience in and greater resources devoted to such market, and can offer rental customers additional benefits such as loyalty points related to rentals and a significantly larger pool of potentially available rental options. We also experience competition from numerous other smaller owners and operators of vacation ownership resorts, as well as alternative lodging companies such as Airbnb and other similar entities. See “Our industry is highly competitive and we may not be able to compete effectively.”
We utilize external exchange program affiliations as sources of sales prospects and leads, and any failure to maintain such affiliations could reduce these prospects.
We have an affiliation agreement for an external exchange program with Interval International, which complements our own vacation ownership exchange programs. As a result of this affiliation, members of THE Club may use their points to reserve the use of a vacation accommodation at more than 3,000 resorts worldwide that participate in Interval International. In addition, interval owners at our managed resorts may join either Interval International or RCI, as their HOA constitutions dictate. Such interval owners may then deposit their deeded intervals in exchange for an alternative vacation destination. When our points and intervals are exchanged through Interval International or RCI, this inventory is made available to owners from other resorts, who are potential customers for our VOI sales. If we do not maintain our external exchange program affiliations, the number of individuals exchanging interests through these programs to stay at our managed resorts may decline substantially. Furthermore, the benefits associated with being a member of THE Club may be less desirable to current and prospective members.
We are dependent on the managers of our affiliated resorts and the properties in the Diamond Luxury Selection to ensure that those properties meet our customers' expectations.
The members of the Clubs have access to all or a portion of the 250 affiliated resorts and hotels and 20 cruise itineraries in our resort network. Certain members with large point ownership may also rent properties through participation in the Diamond Luxury Selection. We do not manage, own or operate the affiliated resorts, hotels, cruises or the properties in the Diamond Luxury Selection, and we have limited or no ability to control their management and operations. If the managers of a significant number of those properties were to fail to maintain them in a manner consistent with our standards of quality, we may be subject to customer complaints and our reputation and brand could be damaged. In addition, our affiliation agreements with these resorts may expire, be terminated or not be renewed, or may be renegotiated in a manner adverse to us, and we may be unable to enter into new agreements that provide members of the Clubs with equivalent access to additional resorts. Furthermore, the properties in the Diamond Luxury Selection may not have a number of the attributes associated with traditional resort locations, such as security, fire safety and life safety systems. If a member is injured while staying at an affiliated property or a property in the Diamond Luxury Selection, we may have to rely on the insurance coverage of the manager or owner of such property, as our insurance policies may not apply in such situations.
The resale market for VOIs could adversely affect our business.
There is not currently an active, organized or liquid resale market for VOIs, and resales of VOIs generally are made at sales prices substantially below their original customer purchase prices. These factors may make the initial purchase of a VOI less attractive to potential buyers who are concerned about their ability to resell their VOIs. Also, buyers who seek to resell their VOIs compete with our own VOI sales efforts. If the secondary market for VOIs were to become more organized and liquid, the resulting availability of resale VOIs (particularly where the VOIs are available for sale at lower prices than ours) could adversely affect our sales and our sales prices. Furthermore, the volume of VOI inventory that we recapture each year may decline if a viable secondary market develops.
We are subject to certain risks associated with our management of resort properties.
Through our management of resorts and ownership of VOIs, we are subject to certain risks related to the physical condition and operation of the managed resort properties in our resort network, including:

•	the presence of construction or repair defects or other structural or building damage at any of these resorts;

•	any noncompliance with or liabilities under applicable environmental, health or safety regulations or requirements or building permit requirements relating to these resorts;

•	any damage resulting from natural disasters, such as hurricanes, earthquakes, fires, floods and windstorms, which may increase in frequency or severity due to climate change or other factors; and

•	claims by employees, members and their guests for injuries sustained on these resort properties.
Some of these risks may be more significant in connection with the properties for which we recently acquired management agreements. For additional risks related to our acquired businesses, see “Our strategic transactions may not be successful and may divert our management's attention and consume significant resources.” If an uninsured loss or a loss in excess of insured limits occurs as a result of any of the foregoing, we or the HOAs or Collection Associations may be subject to significant costs. See “The properties included in our resort network may experience damages that are not covered by insurance.”
Additionally, a number of U.S. federal, state and local laws and the laws of the foreign jurisdictions where we operate, including the Fair Housing Amendments Act of 1988 and the Americans with Disabilities Act, impose requirements related to access to and use by disabled persons of a variety of public accommodations and facilities. A determination that our managed resorts are subject to, and that they are not in compliance with, these accessibility laws could result in a judicial order requiring compliance, imposition of fines or an award of damages to private litigants. If an HOA at one of our managed resorts was required to make significant improvements as a result of noncompliance with these accessibility laws, assessments might be needed to fund such improvements, which additional costs may cause our VOI owners to default on their consumer loans from us or cease making required HOA maintenance fee or assessment payments.
The resort properties that we manage are also subject to federal, state and local laws and regulations relating to the protection of the environment, natural resources and worker health and safety, including laws and regulations governing and creating liability relating to the management, storage and disposal of hazardous substances and other regulated materials and the cleanup of contaminated sites. The resorts are also subject to various environmental laws and regulations that govern certain aspects of their ongoing operations. These laws and regulations control such things as the nature and volume of wastewater discharges, quality of water supply and waste management practices.
To the extent that we hold interests in a particular resort (directly or indirectly through our interests in a Diamond Collection), we would be responsible for our pro rata share of losses sustained by such resort as a result of a violation of any of the laws and regulations to which they are subject and for our pro rata share of any costs related to improvements to the resorts made in order to comply with such laws and regulations.
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
Furthermore, if an HOA or a Collection Association is subject to any such loss, we will also be responsible for a portion of such loss to the extent of our ownership of VOIs in the resort or Diamond Collection, and any substantial assessments charged by the HOAs or Collection Associations as a result of any of these items could cause customer dissatisfaction, result in additional defaults on assessments by members or harm our business and reputation. For example, in October 2011, the HOA of one of our managed resorts levied a substantial assessment to the owner-families of that resort for water intrusion damage, and we are responsible for a portion of this assessment due to deeded inventory or Diamond Collection points held by us at the time of the assessment. In addition, pursuant to the related class action settlement, we agreed to pay any amount of assessments defaulted on by owners in return for our recovery of the related VOIs.
In addition, uninsured losses, natural disasters, terrorism or similar events may also have an adverse effect on our business, operations and financial condition. As an example, the Cabo Azul Resort and the surrounding areas in San Jose Del Cabo, Mexico were severely impacted by Hurricane Odile in September 2014. The storm damaged the buildings as well as the facilities and amenities related to the Cabo Azul Resort, resulting in the Cabo Azul Resort temporarily being taken out of service, until completion of necessary repairs as well as related infrastructure repairs in Baja California Sur by September 1, 2015, when the Cabo Azul Resort was reopened. See "Note 18—Commitments and Contingencies" of our consolidated financial statements included elsewhere in this annual report for further discussion.
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
Unfavorable general economic conditions in the U.S. and globally have adversely affected our business in the past and could in the future result in decreased demand for VOIs and our ability to obtain future financing.
There have been periods in which our business has been materially adversely affected by unfavorable general economic conditions, including effects of weak domestic and world economies. Future volatility and disruption in worldwide capital and credit markets and any declines in economic conditions in the U.S., Europe and in other parts of the world could adversely impact our business and results of operations, particularly if the availability of financing for us or for our customers is limited, or if general economic conditions adversely affect our customers' ability to pay amounts owed under our loans to them or for maintenance fees or assessments. If the HOAs and Collection Associations are unable to collect maintenance fees or assessments from our customers, not only would our management fee revenue be adversely affected, but the resorts we manage could fall into disrepair and fail to comply with the quality standards associated with the Diamond Resorts brand, which could decrease customer satisfaction, tarnish our reputation and impair our ability to sell our VOIs.
Our international operations are subject to risks not generally applicable to our North American operations.
We manage resorts in, and have sales and marketing operations in, 13 countries. Our operations in foreign countries are subject to a number of particular risks, including:

•	exposure to local economic conditions;

•	potential adverse changes in the diplomatic relations of foreign countries with the U.S.;

•	hostility from local populations;

•	restrictions and taxes on the withdrawal of foreign investment and earnings;

•	the imposition of government policies and regulations against business and real estate ownership by foreigners;

•	foreign investment restrictions or requirements;

•	limitations on our ability to legally enforce our contractual rights in foreign countries;

•	regulations restricting the sale of VOIs, as described in “Business—Governmental Regulation;”

•	foreign exchange restrictions and the impact of exchange rates on our business;

•	conflicts between local laws and U.S. laws;

•	withholding and other taxes on remittances and other payments by our subsidiaries; and

•	changes in and application of foreign taxation structures, including value added taxes.
In addition, international markets, such as China, have recently experienced moderation in their economic growth and an increase in market volatility, which may have a negative effect on our managed resorts and sales and marketing operations located in, and our growth plans for, these international markets.
We are also subject to the laws and regulations of the European Union and countries in which we operate resorts. See “Item 1. Business—Governmental Regulation.” Our international business operations are also subject to various anti-corruption laws and regulations, including restrictions imposed by the Foreign Corrupt Practices Act (“FCPA”). The FCPA and similar anti-corruption laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or generating business. We cannot provide assurance that our internal controls and procedures will always protect us from the reckless or criminal acts that may be committed by our employees or third parties with whom we work. If we are found to be liable for violations of the FCPA or similar anti-corruption laws in international jurisdictions, criminal or civil penalties could be imposed on us.
We face challenges expanding our operations in new international markets in which we have limited experience, including developing markets in Asia and Latin America.
We are exploring growth opportunities in geographic markets in which we have limited experience. We currently have affiliation agreements in place with a number of resorts in Asia and a few resorts in Latin America, and may explore additional co-branding opportunities with existing resorts, joint ventures or other strategic alliances with local or regional operators in those markets. For example, we have entered into a joint venture to create, market, sell and service vacation packages and associated benefits (including vacation ownership) to customers in Asia.
We may also expand our footprint in international markets by pursuing acquisitions. For example, we recently expanded our operations into Canada as a result of the closing of our acquisition of the vacation ownership business of Intrawest Resort Club Group from Intrawest Resorts Holdings, Inc. in January 2016. As a result of our expansion into new international markets, we will have only limited experience in marketing and selling our products and services in those markets. Expansion into new and developing international markets is challenging, requires significant management attention and financial resources and may require us to attract, retain and manage local offices or personnel in such markets. We also need to comply with regulations and other laws to which our operations become subject as a result of any such international expansion. International expansion also requires us to tailor our services and marketing to local markets and adapt to local cultures, languages, regulations and standards. To the extent we are unable to adapt, or to the extent that we are unable to find suitable acquisition targets or potential affiliates in such markets or to the extent that any such acquisition or existing or future relationships with affiliates in such markets are not as beneficial to us as we expect, our expansion may not be successful. In some of these markets, including China, the concept of vacation ownership is relatively novel. As a result, in these markets there is limited infrastructure and government support for the vacation ownership industry and the industry may lack sufficient mechanisms for consumer protection. There is also currently not a large supply of vacation ownership products and resorts in those markets, which may limit opportunities and increase competition for those limited opportunities.
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
The vacation ownership industry is highly competitive. We compete against not only vacation ownership companies, but also vacation ownership divisions of other hospitality companies, including various high profile and well-established operators, some of which have substantially greater liquidity and financial resources than we do. Some of these operators also have substantially greater experience and familiarity with emerging international markets, such as Latin America and Asia, in which we intend to explore or may continue to explore opportunities. Many of the world's most recognized lodging, hospitality and entertainment companies develop and sell VOIs in resort properties. We also compete with numerous other smaller owners and operators of vacation ownership resorts, as well as alternative lodging companies, which have experienced significant growth in recent years. See "Item 1. Business—Competition" for further detail.
Our competitors could seek to compete against us based on the pricing terms of our current hospitality management contracts or in our efforts to expand our fee-based income streams by pursuing new management contracts for resorts that are not currently part of our network. We may not be able to compete successfully for customers, and increased competition could result in price reductions and reduced margins, as well as adversely affect our efforts to maintain and increase our market share.
Our existing indebtedness, or indebtedness that we may incur in the future, could adversely affect us, and the terms of our debt covenants could limit how we conduct our business and our ability to raise additional funds.
As of December 31, 2015, we had $574.7 million in principal amount outstanding under our Senior Credit Facility originally entered into on May 9, 2014 and subsequently amended on December 22, 2014 and December 3, 2015 (the "Senior Credit Facility"), $642.8 million of non-recourse indebtedness in securitization notes and borrowings of our subsidiaries and $4.8 million of other recourse indebtedness, for total principal indebtedness of $1.22 billion (excluding original issue discounts). See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for the definition of and additional information on these borrowings. Our ability to maintain a level of cash flows from operating activities to make scheduled payments, including excess cash flow sweep payments as required under our Senior Credit Facility, or to refinance our debt obligations depends on our future financial and operating performance, which is subject to prevailing economic and competitive conditions and to various financial, business, regulatory and other factors, some of which are beyond our control. If we are unable to fund our debt service obligations, we may be forced to reduce or delay capital expenditures or sell assets, seek additional capital or seek to restructure or refinance our indebtedness. Further, our indebtedness may impair our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, restructuring, acquisitions or general corporate purposes, or such financing may not be available on terms favorable to us. We may also incur substantial additional indebtedness in the future. If new debt or other liabilities are added to our current debt levels, the related risks that we and our subsidiaries now face, as described above, could intensify.
In addition, the Senior Credit Facility and the agreements governing other debt obligations contain, and the agreements that govern our future indebtedness may contain, covenants that restrict our ability and the ability of our subsidiaries to:

•	incur additional indebtedness or issue certain preferred shares;

•	create liens on our assets;

•	pay dividends or make other equity distributions;

•	repurchase our capital stock;

•	purchase or redeem equity interests or subordinated debt;

•	make certain investments;

•	sell assets;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and

•	engage in transactions with affiliates.
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
We generally offer financing of up to 90% of the purchase price to qualified customers who purchase VOIs through our sales centers, other than those in Europe, and a significant portion of customers choose to take advantage of this opportunity. For example, from January 1, 2011 through December 31, 2015, we financed 74.5% of the total amount of our VOI sales. Our ability to borrow against or sell our consumer loans has been an important element of our continued liquidity, and our inability to do so in the future could have a material adverse effect on our liquidity and cash flows. Furthermore, our ability to generate sales of VOIs to customers who require or desire financing may be impaired to the extent we are unable to borrow against or sell such loans on acceptable terms.
In the past, we have sold or securitized a substantial portion of the consumer loans we originated from our customers. If we are unable to continue to participate in securitization transactions or generate liquidity and create capacity on our Funding Facilities, on acceptable terms, our liquidity and cash flows will be materially and adversely affected. Moreover, if we cannot offer financing to our customers who purchase VOIs through our U.S., Mexican and St. Maarten sales centers, our sales may be adversely affected.
We have historically relied on our Funding Facilities to provide working capital for our operations. The Funding Facilities are asset-backed commercial finance facilities, with terms currently scheduled to expire in 2017, secured by, or funded through the sale of, our consumer loans. If we are unable to extend or refinance our Funding Facilities by securitizing our consumer loan receivables or entering into new Funding Facilities, our ability to access sufficient working capital to fund our operations may be materially adversely affected and we may be required to curtail our sales, marketing and consumer finance operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" for additional information.
To the extent that our Funding Facilities, Senior Credit Facility and operating cash flows are not sufficient to meet our working capital requirements, our ability to sustain our existing operations will be impaired.
We may be unable to raise additional capital we need to grow our business.
We may need to raise additional capital to expand our operations and pursue our growth strategies, including potential acquisitions of complementary businesses, and to respond to competitive pressures or unanticipated working capital requirements. We may not be able to obtain additional debt or equity financing on favorable terms, if at all, which could impair our growth and adversely affect our existing operations. If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests, and the per share value of our common stock could decline.
Our credit underwriting standards may prove to be inadequate, and we could incur substantial losses if the customers we finance default on their obligations. In addition, we rely on certain third-party lenders to provide financing to purchasers of our VOIs in Europe, and the loss of these customer financing sources could harm our business.
We generally offer financing of up to 90% of the purchase price to qualified purchasers of VOIs sold through our U.S., Mexican and St. Maarten sales centers. There is no assurance that the credit underwriting system we utilize as part of our domestic consumer finance activities will result in acceptable default rates or otherwise ensure the continued performance of our consumer loan portfolio. The default rate on our consumer loan portfolio was 7.7% (as a percentage of our outstanding originated portfolios) for 2015, and ranged from 5.7% to 8.2% on an annual basis from 2011 through 2015. As of December 31, 2015, 6.3% (based on loan balance) of our VOI consumer loans that we held, or were held under securitizations and funding facilities, and that were not in default (which we define as having occurred upon the earlier of (i) the customer’s account becoming over 180 days delinquent, or (ii) the completion of cancellation or foreclosure proceedings) were more than 30 days past due. Although in many cases we may have personal recourse against a buyer for the unpaid purchase price, certain states have laws that limit our ability to recover personal judgments against customers who have defaulted on their loans. Even where permitted, attempting to recover a personal judgment may not be advisable due to the associated legal costs and the potential adverse publicity. Historically, we have generally not pursued personal recourse against our customers, even when available. If we are unable to collect the defaulted amount due, we traditionally have foreclosed on the customer's VOI or terminated the underlying contract and remarketed the recovered VOI. Irrespective of our remedy in the event of a default, we cannot recover the often significant marketing, selling and administrative costs associated with the original sale, and we will have to incur such costs again to resell the VOI. See “The resale market for VOIs could adversely affect our business” for additional risks related to the resale of VOIs.
Currently, portions of our consumer loan portfolio are concentrated in certain geographic regions within the U.S. As of December 31, 2015, our loans to California residents constituted 33.3% of our consumer loan portfolio. No other state or foreign country concentration accounted for in excess of 10.0% of our consumer loan portfolio. California has been particularly negatively impacted during the economic downturn. Any deterioration of the economic condition and financial well-being of the regions in which we have significant loan concentration could adversely affect our consumer loan portfolio.
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
Under the terms of our securitization facilities, we are required, under certain circumstances, to repurchase or substitute loans if we breach any of the representations and warranties we made with respect to the eligibility of the receivables at the time we sold such receivables. Additionally, under the terms of our securitization facilities, we are permitted to repurchase, or substitute new eligible loans in exchange for, defaulted loans up to stated thresholds; to the extent the level of defaulted loans exceeds such stated thresholds, we may be required to pay substantially all of our cash flows generated from the underlying receivables to pay down the principal balance of the applicable securitization facility.
Finally, we rely on certain third-party lenders to provide consumer financing for sales of our VOIs in Europe. If these lenders discontinue providing such financing, or materially change the terms of such financing, we would be required to find an alternative means of financing for our customers in Europe. If we failed to find other lenders, our VOI sales in Europe could decline.
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
Our variable-rate borrowings consist of the Senior Credit Facility and the Conduit Facility, which stipulate a minimum LIBOR interest rate floor. In the event LIBOR increases above the interest rate floor and we have not entered into derivative instruments to hedge against such increases, our financial performance may be adversely affected.
Changes in the U.S. tax and other laws and regulations may adversely affect our business.
The U.S. government may revise tax laws, regulations or official interpretations in ways that could have a significant adverse effect on our business, including modifications that could reduce the profits that we can effectively realize from our international operations, or that could require costly changes to those operations, or the way in which they are structured. For example, the effective tax rates for most U.S. companies reflect the fact that income earned and reinvested outside the U.S. is generally taxed at local rates, which may be much lower than U.S. tax rates. If changes in tax laws, regulations or interpretations significantly increase the tax rates on non-U.S income, our effective tax rate could increase and our profits could be reduced. If such increases resulted from our status as a U.S. company, those changes could place us at a disadvantage to our non-U.S. competitors if those competitors remain subject to lower local tax rates.
Fluctuations in foreign currency exchange rates may affect our reported results of operations.
In addition to our operations in the U.S., we conduct operations in international markets from which we receive, at least in part, revenues in foreign currencies. For example, we receive Euros and British Pound Sterling in connection with our European managed resorts and European VOI sales and Mexican Pesos in connection with our operations in Mexico. Because our financial results are reported in U.S. dollars, fluctuations in the value of the Euro and British Pound Sterling against the U.S. dollar have had and will continue to have an effect, which may be significant, on our reported financial results. Exchange rates have been volatile in recent years and such volatility may persist due to economic and political circumstances in individual Euro zone countries. In addition, we could experience exchange rate fluctuations depending upon the outcome of a referendum in the United Kingdom to be held in June 2016 on whether to remain in the European Union.
In connection with our Intrawest Acquisition in January, we expanded our international operations by acquiring VOI sales operations and management contracts at six resorts in Canada. See "Note 30 — Subsequent Events" of our consolidated financial statements included elsewhere in this annual report for the definition of and further detail on the Intrawest Acquisition.
A decline in the value of any of the foreign currencies in which we receive revenues, including the Euro, British Pound Sterling. Mexican Peso or Canadian dollar, against the U.S. dollar will tend to reduce our reported revenues and expenses, while an increase in the value of any such foreign currencies against the U.S. dollar will tend to increase our reported revenues and expenses. Variations in exchange rates can significantly affect the comparability of our financial results between financial periods.
We are also exploring further international expansion opportunities in markets such as Asia and Latin America, including pursuing acquisitions in those geographic areas, or seeking out co-branding opportunities, joint ventures or other strategic alliances with local or regional operators in those markets. Any such international expansion would result in increased foreign exchange risk, as described above, as the revenue received from such expansion would primarily be in non-U.S. currency.
We are subject to extensive regulation relating to the marketing and sale of vacation interests and the servicing and collection of customer loans.
As discussed above, our marketing and sale of VOIs and our other operations are subject to extensive regulation by the federal government and state timeshare laws and, in some cases, by the foreign jurisdictions where our VOIs are located, marketed and sold. For a list of certain U.S. federal legislation that is or may be applicable to the sale, marketing and financing of our VOIs, see "Item 1. Business—Governmental Regulation." In addition, the majority of states and foreign jurisdictions where the resorts in our network are located extensively regulate numerous aspects of our industry, and many other states and certain foreign jurisdictions have adopted similar legislation and regulations affecting the marketing and sale of VOIs to persons located in those jurisdictions. Furthermore, most states and foreign jurisdictions have other laws not specific to our industry that apply to our activities, and all of the countries in which we operate have consumer protection and other laws that regulate our activities in those countries. The cost of compliance with such laws and regulations can be significant, and we cannot guarantee that we will at all times maintain compliance with all such regulations and other laws.
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
Moreover, from time to time, potential buyers of VOIs assert claims with applicable regulatory authorities alleging unlawful sales practices by the developers of the Diamond Collections and Vacation Interests salespersons. Actions by regulatory authorities, in response to these claims or otherwise, could result in our having to make modifications to our business practices or policies that adversely affect (or result in changes to our industry as a whole that adversely affect) our VOI sales or other business activities and could have other adverse implications for us, including negative public relations, potential litigation or regulatory sanctions.
We currently sell VOIs in the U.S. and Canada solely through our employees, and in Europe, we currently sell VOIs through employees and third-party sales agents. In the event the federal, state or local taxing authorities in foreign jurisdictions were to successfully classify such independent contractors or sales agents as our employees, rather than as independent contractors, we could be liable for back payroll taxes, termination indemnities and potential claims related to employee benefits, as required by local law. See "Item 1. Business—Governmental Regulation."
We are also subject to the laws and regulations of Mexico with respect to our operations of resorts located in Mexico. As discussed above, for purposes of ownership of land in Mexico foreign parties may acquire property located near Mexico's beaches and borders if they (i) agree not to invoke the protection of their governments in matters relating thereto and (ii) take title through a Mexican trust or subsidiary. Noncompliance with such agreement by a foreign party would result in forfeiture of the property to the country of Mexico. See "Item 1. Business—Governmental Regulation."
We are also subject to the laws and regulations of Canada, including timeshare and consumer protection laws and regulations and other laws and regulations applicable to developers and providers of timeshare services throughout Canada.

See "We are subject to certain risks associated with our management of resort properties" for a discussion of additional regulations and laws we are, or may be, subject to in connection with the operation of our business. The laws and regulations to which our operations are subject may change, and new and potentially more stringent and burdensome regulations, at the foreign, federal, state or local level, may be adopted and regulatory oversight may increase, including by the CFPB. We may need to modify our business practices and incur significant, unanticipated expenses as a result of our compliance with any such new laws or regulations or in response to any such increased oversight.
Depending on the provisions of applicable law and the specific facts and circumstances involved, violations of these laws, policies or principles to which our operations are, or may become subject, may limit our ability to collect all or part of the principal or interest due on our consumer loans, may entitle certain customers to a refund of amounts previously paid and could subject us to regulatory investigations or actions, fines, penalties, damages, administrative sanctions and increased exposure to litigation, and may also impair our ability to commence cancellation and forfeiture proceedings on our VOIs.
We are a party to certain litigation matters and are subject to additional litigation risk.
From time to time, we or our subsidiaries are subject to certain legal proceedings and claims in the ordinary course of business, including claims and proceedings relating to our VOI sales, consumer finance business and hospitality and management services operations. Should there be increased scrutiny of our company or the vacation ownership industry, we may face an increased risk of significant legal proceedings or claims, which could include class action litigation by our members or HOAs. Any adverse outcome in any litigation involving us or any of our affiliates could negatively impact our business, reputation and financial condition.
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
Our reputation and financial condition may be harmed by system failures, computer viruses and any inability to keep pace with advancements in technology.
We maintain a proprietary hospitality management reservation and sales system. The performance and reliability of this system and our technology is critical to our reputation and ability to attract, retain and service our customers. Any system error or failure may significantly delay response times or even cause our system to fail, resulting in the unavailability of our services. Any disruption in our ability to provide the use of our reservation system to the purchasers of our VOIs, including as a result of software or hardware issues related to the reservation system, could result in customer dissatisfaction and harm our reputation and business. In addition, a significant portion of our reservations are made through the online reservation system that we operate on behalf of the Diamond Collections and the Clubs as opposed to over the phone, and our costs are significantly lower in connection with bookings through the online reservation system. As a result, if our online reservation system is unavailable for any reason, our costs will increase and the resale value and the marketability of our VOIs may decline. Our system and operations are vulnerable to interruption or malfunction due to certain events beyond our control, including natural disasters, power loss, telecommunication failures, data and other security breaches, break-ins, sabotage, computer viruses, intentional acts of vandalism and similar events. Any interruption, delay or system failure could result in financial losses, customer claims and litigation and damage to our reputation.
Competitive conditions within the vacation ownership industry require that we use sophisticated technology in the operation of our business. We may not be successful, generally or relative to our competitors in the vacation ownership industry, in timely implementing new technology into our systems, or doing so in a cost-effective manner. During the course of implementing any such new technology into our operations, we may experience system interruptions and failures discussed above. Furthermore, there can be no assurances that we will recognize, in a timely manner or at all, the benefits that we may expect as a result of our implementing new technology into our operations.

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
Our accounting policies are critical to the manner in which we present our results of operations and financial condition. Many of these policies, including with respect to the recognition of revenue and determination of Vacation Interests cost of sales are highly complex and involve many subjective assumptions, estimates and judgments. See "Note 2—Summary of Significant Accounting Policies" of our consolidated financial statements included elsewhere in this annual report for further detail. We are required to review these estimates regularly and revise them when necessary. Our actual results of operations vary from period to period based on revisions to these estimates. In addition, the regulatory bodies that establish accounting and reporting standards, including the SEC, the Financial Accounting Standards Board and the American Institute of CPAs, periodically revise or issue new financial accounting and reporting standards that govern the preparation of our consolidated financial statements. Changes to these standards or their interpretation could significantly impact our reported results in future periods.
Our directors and executive officers may have interests that could conflict with those of our stockholders.
There are relationships and transactions between our company and entities associated with our executive officers and directors and between certain of such entities. These relationships and transactions, and the financial interests of our executive officers and directors in the entities party to these relationships and transactions, as well as other financial interests of our executive officers and directors, may create, or may create the appearance of, conflicts of interest, when these executive officers and directors are faced with decisions involving those other entities or that could otherwise affect their financial interests. See "Note 6- Transactions with Related Parties" of our consolidated financial statements included elsewhere in this annual report for further detail on these relationships and transactions.
Loss of key members of management, or our inability to attract and retain qualified personnel could adversely affect our business.
Our success and future growth depends to a significant degree on the skills and continued services of our senior management team. The loss of key members of management could inhibit our growth prospects. Our future success also depends in large part on our ability to attract, retain and motivate key management and operating personnel. As we continue to develop and expand our operations, we may require personnel with different skills and experiences, with a sound understanding of our business and the vacation ownership industry. The market for highly qualified personnel (sale personnel in particular) is very competitive. As a result and potentially also because of our announcement that we are exploring strategic alternatives, we may not be able to continue to attract and retain the personnel needed to support our business.
Our strategic transactions may not be successful and may divert our management's attention and consume significant resources.
We intend to continue our strategy of selectively pursuing complementary strategic transactions. We may also purchase management contracts and purchase VOI inventory at resorts that we do not manage, with the goal of acquiring sufficient VOI ownership at such a resort to become the manager of that resort. The successful execution of this strategy will depend on our ability to identify opportunities for potential acquisitions that fit within our capital-light business model, enter into the agreements necessary to take advantage of these potential opportunities and obtain any necessary financing. We may not be able to do so successfully. In addition, from time to time, we encounter resistance from existing VOI owners at a resort when we attempt to become the new manager of such resort. Furthermore, our management may be required to devote substantial time and resources to pursue these opportunities, which may impact their ability to manage our operations effectively.
Acquisitions involve numerous additional risks, including: (i) difficulty in integrating the operations and personnel of an acquired business; (ii) potential disruption of our ongoing business and the distraction of management from our day-to-day operations; (iii) difficulty entering markets in which we have limited or no prior experience and in which competitors have a stronger market position; (iv) difficulty maintaining the quality of services that we have historically provided across new acquisitions; (v) potential legal and financial responsibility for liabilities of acquired businesses; (vi) challenges in complying with regulations and other laws to which our operations may become subject as a result of acquired businesses being located in areas where we did not previously operate; (vii) overpayment for the acquired company or assets; (viii) increased expenses associated with completing an acquisition and amortizing any acquired intangible assets; and (ix) challenges in implementing uniform standards, controls, procedures and policies throughout an acquired business.
Some of our acquisitions have focused on acquiring management contracts and related businesses of operators in financial distress or in bankruptcy at the time of such acquisition. To the extent we pursue similar acquisitions in the future, we will be subject to additional risks, including risks and uncertainties associated with bankruptcy proceedings, the risk that such properties will be in disrepair and require significant investment in order to bring them up to our quality standards and potential exposure to adverse developments in the receivable portfolios that we acquire or agree to manage.
We also intend to expand our business-to-business services provided to resorts in our affiliated resort networks. We cannot assure you that our attempts to expand business-to-business services will be successful, and our failure to expand such services could harm our business and our relationships with those affiliated resorts.
Risks Related to the Ownership of our Common Stock

We are exploring possible strategic alternatives; this process may not result in a transaction or other action that creates additional value for our stockholders, or any transaction or other action at all, and this process may be disruptive to our business.
On February 24, 2016, our board of directors announced that it has formed a committee of independent directors to explore strategic alternatives to maximize stockholder value. This strategic review process, including the announcement thereof, could expose us and our operations to a number of risks and uncertainties, including the diversion of management’s attention from our business, the incurrence of significant expenses associated with the retention of legal, financial and other advisors as a result of the review of strategic alternatives, our failure to retain, attract or strengthen our relationships with key personnel, suppliers or customers (in particular, HOAs and prospective purchasers of VOIs), and exposure to potential litigation in connection with this process and effecting any strategic alternative. Due to these and other consequences of pursuing a strategic alternative, we may fail to achieve financial or operating objectives and may lose potential business opportunities.
There can be no assurance that this process will result in any transaction or other action by us or our board of directors, that any transaction or other action will be consummated or that any transaction or other action will maximize stockholder value or that we or our stockholders will otherwise realize the anticipated benefits from any such transaction or other action. Any potential transaction could be dependent upon a number of factors that may be beyond our control, including, among other factors, market conditions, industry trends, stockholder approval and the availability of financing. Even if a strategic alternative is identified, we may be affected by factors related to the feasibility and timing of consummating a transaction, including our ability, or the ability of others, to obtain required third-party consents and regulatory approvals and any adverse regulatory developments or determinations or adverse changes in, or interpretations of, the U.S. or foreign tax and other laws, rules or regulations that could materially impact, delay or prevent completion of any transaction or other action.
Further, as previously disclosed, we do not intend to discuss or disclose further developments during this process unless and until our board of directors has approved a specific action or otherwise determined that further disclosure is appropriate. Accordingly, speculation regarding any developments related to the review of strategic alternatives and perceived uncertainties related to the future of our company could cause our stock price to fluctuate significantly.
The concentration of our capital stock ownership with certain members of management and our Board of Directors and related entities, together with the Director Designation Agreement and the Stockholders Agreement, will limit stockholders' ability to influence corporate matters, including the ability to influence matters requiring stockholder approval.
Of the outstanding shares of common stock, members of management and our Board of Directors and related entities, together hold 25.5% of our outstanding common stock. In particular, entities controlled by Stephen J. Cloobeck, our founder and Chairman, hold 16.7% of our outstanding common stock, entities controlled by Lowell D. Kraff, our Vice Chairman, hold 2.3% of our outstanding common stock, and entities controlled by David F. Palmer, our President, Chief Executive Officer and a member of our Board of Directors, hold 5.6% of our outstanding common stock. In addition, certain members of management and our Board of Directors and other stockholders, which collectively hold 38.7% of our outstanding common stock, are parties to a Stockholders’ Agreement (the “Stockholders Agreement”) with us, pursuant to which such parties have agreed, subject to the terms of the Stockholders Agreement, in any election of members of our Board of Directors, to vote their shares of our common stock in favor of our Chief Executive Officer, and individuals designated by DRP Holdco, LLC, one of our significant investors (the "Guggenheim Investor"), as well as an entity controlled by our founder and Chairman, pursuant to a director designation agreement (the “Director Designation Agreement”) among us and certain stockholders party to the Stockholders Agreement.
As a result of their collective ownership of our outstanding capital stock, members of management and our Board of Directors, including Messrs. Cloobeck, Kraff and Palmer, and related entities could have significant influence over matters requiring stockholder approval, including amendment of our certificate of incorporation and approval of significant corporate transactions. This influence could make the approval of certain transactions difficult without the support of such individuals and entities.
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
As a SEC reporting company, we are required to, among other things, maintain a system of effective internal control over financial reporting, which requires annual management and independent registered public accounting firm assessments of the effectiveness of our internal controls. Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Over the past few years, we have dedicated a significant amount of time and resources to implement our internal financial and accounting controls and procedures, and have had to retain additional finance and accounting personnel with the skill sets that we need as a SEC reporting company. Substantial work may continue to be required to further implement, document, assess, test and remediate our system of internal controls. We may also need to retain additional finance and accounting personnel in the future.
If our internal control over financial reporting is not effective, we may be unable to issue our financial statements in a timely manner, we may be unable to obtain the required audit or review of our financial statements by our independent registered public accounting firm in a timely manner or we may be otherwise unable to comply with the periodic reporting requirements of the SEC, our common stock listing on the NYSE could be suspended or terminated and our stock price could materially suffer. In addition, we or members of our management could be subject to investigation and sanction by the SEC and other regulatory authorities and to stockholder lawsuits, which could impose significant additional costs on us and divert management attention.
In addition, see "Item 9A. Controls and Procedures—Inherent Limitations on the Effectiveness of Controls" for inherent limitations in a cost-effective control system.
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
Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternate forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of breach of fiduciary duty owed by any director or officer to us or our stockholders or creditors; (iii) any action asserting a claim against us or any director or officer pursuant to the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws; or (iv) any action asserting a claim against us or any director or officer governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions described above. This forum selection provision may limit our stockholders’ ability to obtain a judicial forum that they find favorable for disputes with us or our directors, officers, employees or other stockholders.
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

•	additions or departures of key management personnel;

•	legal proceedings involving our company, our industry, or both;

•	changes in our capitalization, including future issuances of our common stock or the incurrence of additional indebtedness;

•	changes in market valuations of companies similar to ours;

•	the prospects of the industry in which we operate;

•	actions by institutional and other stockholders;

•	speculation or reports by the press or investment community with respect to us or our industry in general;

•	the level of short interest in our stock;

•	changes in our credit ratings;

•	general economic, market and political conditions; and

•	other risks, uncertainties and factors described in this annual report.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES
Except for unsold VOI inventory, we generally do not have any ownership interest in the resorts in our network other than the ownership of various common areas and amenities at certain resorts and a small number of units in European resorts. We believe our properties are in generally good physical condition with the need for only routine repairs and maintenance and periodic capital improvements. In addition, we lease our global corporate headquarters, located in Las Vegas, Nevada, which consists of approximately 133,000 square feet of space. We also lease our European headquarters, located in Lancaster, United Kingdom, and lease 18 sales and marketing and administrative offices, both domestically and internationally.
We also own certain real estate, the majority of which is held for future or ongoing development, including 159.8 acres in Williamsburg, Virginia, 51.9 acres in Gatlinburg, Tennessee, 32.5 acres in Orlando, Florida, 21.4 acres in Kitty Hawk, North Carolina, 15.0 acres in Branson, Missouri, 7.0 acres in Las Vegas, Nevada, 4.2 acres in Scottsdale, Arizona, 2.1 acres in Costa del Sol, Spain, 2.0 acres in St. Maarten and 1.8 acres in Kona, Hawaii.
ITEM 3.     LEGAL PROCEEDINGS
From time to time, we or our subsidiaries are subject to certain legal proceedings and claims in the ordinary course of business, including claims and proceedings relating to our VOI sales, consumer finance business and hospitality and management services operations. Accruals have been recorded when the outcome is probable and can be reasonably estimated.  While management currently believes that the ultimate outcome of these proceedings will not have a material adverse effect on our financial position or our results of operations, legal proceedings are inherently uncertain and unfavorable resolution of some or all of these matters could, individually or in the aggregate, have a material adverse effect on our business, financial condition or results of operations.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Price of Common Stock
Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “DRII.” As of February 25, 2016, there were 52 holders of record of our common stock.
The following table sets forth the quarterly high and low sales prices per share of our common stock as reported by the NYSE for the periods presented below:

	Stock Price
Year Ended December 31, 2015	High	Low
First Quarter of 2015	$35.42	$25.69
Second Quarter of 2015	$34.93	$30.97
Third Quarter of 2015	$32.49	$22.80
Fourth Quarter of 2015	$29.86	$22.29

Year Ended December 31, 2014	High	Low
First Quarter of 2014	$20.69	$16.51
Second Quarter of 2014	$23.83	$16.89
Third Quarter of 2014	$26.33	$21.82
Fourth Quarter of 2014	$28.50	$19.59
Dividend Policy
We have never declared or paid any cash dividends on our capital stock. Our current policy, which is subject to regular review by our Board of Directors, is to retain any earnings to finance the development and expansion of our business, as well as to repurchase our common stock. Any future determination to declare cash dividends will be made at the discretion of our Board of Directors, subject to applicable laws, and will depend on our financial condition, results of operations, contractual restrictions, capital requirements, general business conditions, other alternate uses of cash (including stock repurchases) and other then-existing factors that our Board of Directors may deem relevant. The Senior Credit Facility limits our ability to make restricted payments, including the payment of dividends and expenditures for stock repurchases, subject to specified exceptions based upon our excess cash flow sweep payments determined in accordance with the Senior Credit Facility. See "Note 16—Borrowings" of our consolidated financial statements included elsewhere in this annual report for further details.
Issuer Purchases of Equity Securities
On October 28, 2014, our Board of Directors authorized a stock repurchase program allowing for the expenditure of up to $100.0 million for the repurchase of our common stock (the "Stock Repurchase Program"). The Stock Repurchase Program was originally announced on October 29, 2014 and has no scheduled expiration date.
On July 28, 2015, our Board of Directors authorized the expenditure of up to an additional $100.0 million for the repurchase of our common stock under the Stock Repurchase Program. The Senior Credit Facility limits our ability to make restricted payments, including the payment of dividends or expenditures for stock repurchases, subject to specified exceptions based upon our excess cash flow sweep payments determined in accordance with the Senior Credit Facility.

The following is a summary of common stock repurchased by us by month during the fourth quarter of 2015 under our stock repurchase program:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program (a)
October 1 to 31	1,023,264	$24.10	1,023,264	$77,281,000
November 1 to 30	1,048,867	$27.28	1,048,867	$48,662,000
December 1 to 31	1,045,468	$26.89	1,045,468	$20,547,000
Total	3,117,599	$26.11	3,117,599
(a) Reflects availability under the Stock Repurchase Program; however, our ability to repurchase our stock is limited by the terms of the Senior Credit Facility. Accordingly, as of December 31, 2015, in accordance with the Senior Credit Facility we were permitted to purchase an additional $3.5 million in shares of our stock.
Stock Performance Graph
The following line graph compares the performance of our common stock against the S&P MidCap 400 Index and the S&P Composite 1500 Hotels, Resorts & Cruise Lines Index, from July 19, 2013 (the date our common stock commenced trading on the NYSE) through December 31, 2015. The graph tracks the performance of a $100 investment at the market close on July 19, 2013 in our Common Stock and in the S&P MidCap 400 Index and the S&P Composite 1500 Hotels, Resorts & Cruise Lines Index (with the reinvestment of all dividends and other distributions). The stock price performance reflected below is based on historical results and is not necessarily indicative of future stock price performance.
The Stock Performance Graph is not deemed to be “soliciting material” or to be “filed” with the SEC for the purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of DRII under the Securities Act of 1933 or the Securities Exchange Act of 1934.

ITEM 6.     SELECTED FINANCIAL DATA
Set forth below is selected consolidated audited financial and operating data at the dates and for the periods indicated.
The financial and operating data set forth below (i) through July 24, 2013 is that of DRP and its subsidiaries, after giving retroactive effect to the Reorganization Transactions and (ii) after July 24, 2013 is that of DRII and its subsidiaries. Our historical results are not necessarily indicative of the results that may be expected in any future period. The selected consolidated statement of operations data for the years ended December 31, 2015, 2014 and 2013, and the selected consolidated balance sheet data as of December 31, 2015 and 2014 have been derived from our audited consolidated financial statements included elsewhere in this annual report. The selected consolidated statement of operations data for the years ended December 31, 2012 and 2011 and the selected historical consolidated balance sheet data as of December 31, 2013, 2012 and 2011 have been derived from our audited consolidated statements of operations for the years ended December 31, 2012 and 2011 and our audited consolidated balance sheets as of December 31, 2013, 2012 and 2011 which are not included in this annual report.
The selected consolidated financial and operating data set forth below should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited consolidated financial statements included elsewhere in this annual report.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	($ in thousands, except as otherwise noted)
Statement of Operations Data:
Total revenues	$954,040	$844,566	$729,788	$523,668	$391,021
Total costs and expenses	702,392	734,875	726,536	524,335	390,235
Income (loss) before provision (benefit) for income taxes and discontinued operations	251,648	109,691	3,252	(667)	786
Provision (benefit) for income taxes	102,170	50,234	5,777	(14,310)	(9,517)
Net income (loss)	$149,478	$59,457	$(2,525)	$13,643	$10,303
Other Financial Data (Unaudited):
Capital expenditures	$26,325	$17,950	$15,150	$14,329	$6,276
Net cash provided by (used in):
Operating activities	$175,894	$121,314	$(2,158)	$22,374	$13,099
Investing activities	$(203,685)	$(17,100)	$(58,065)	$(69,355)	$(109,743)
Financing activities	$63,796	$104,919	$80,025	$49,044	$90,377
Operating Data:
Managed resorts (1)	99	93	93	79	71
Affiliated resorts and hotels (1)	247	236	210	180	144
Cruise itineraries (1)	4	4	4	4	4
Total destinations	350	333	307	263	219
Total number of tours (2)	229,782	220,708	207,075	180,981	146,261
Closing percentage (3)	15.0%	14.4%	14.5%	14.8%	14.4%
Total number of VOI sale transactions (4)	34,528	31,759	29,955	26,734	21,093
Average VOI sale price per transaction (5)	$21,285	$18,988	$16,771	$12,510	$10,490
Volume per guest (6)	$3,198	$2,732	$2,426	$1,848	$1,513

	As of December 31,
	2015	2014	2013	2012	2011
	($ in thousands)
Balance Sheet Data:
Cash and cash equivalents	$290,510	$255,042	$47,076	$27,101	$24,676
Vacation Interests notes receivable, net	622,607	498,662	405,454	312,932	283,302
Unsold Vacation Interests, net	358,278	262,172	298,110	315,867	256,805
Total assets	1,993,026	1,577,776	1,301,195	993,008	833,219
Senior Credit Facility, net of unamortized original issue discount	569,931	440,720	—	—	—
Securitization notes and Funding Facilities, net of unamortized original issue discount	642,758	509,208	391,267	256,302	250,895
Senior Secured Notes, net of unamortized original issue discount	—	—	367,892	416,491	415,546
Notes payable	4,750	4,612	23,150	137,906	71,514
Total liabilities	$1,722,064	$1,310,427	$1,093,382	$1,091,607	$950,421

(1)	As of the end of each period.

(2)	Represents the number of sales presentations at our sales centers during the period presented.

(3)	Represents the percentage of VOI sales closed relative to the total number of tours at our sales centers during the period presented.

(4)	Represents the number of VOI sale transactions during the period presented.

(5)	Represents the average purchase price (not in thousands) of VOIs sold during the period presented.

(6)	Represents VOI sales (not in thousands) divided by the total number of tours during the period presented.

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

Overview
We are a global leader in the hospitality and vacation ownership industry, with a worldwide resort network of 379 destinations located in 35 countries, throughout the world, including the continental U.S., Hawaii, Canada, Mexico, the Caribbean, Central America, South America, Europe, Asia, Australia, New Zealand and Africa. Our resort network includes 109 resort properties with approximately 12,000 units that we manage and 250 affiliated resorts and hotels and 20 cruise itineraries (as of January 31, 2016), which we do not manage and do not carry our brand, but are a part of our resort network and are available for our members to use as vacation destinations.
We are led by an experienced management team that has delivered strong operating results through disciplined execution.
Our management team has taken a number of significant steps to refine our strategic focus, build our brand recognition and streamline our operations, including (i) maximizing revenue from our hospitality and management services business; (ii) driving innovation throughout our business, most significantly by infusing our hospitality focus into our customer interactions; and (iii) adding resorts to our network and owners to our owner base through complementary strategic acquisitions and efficiently integrating businesses acquired. We have also implemented growth strategies to increase our revenues while remaining consistent with our capital-efficient business model.
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
Deconsolidation of the St. Maarten Resorts
Effective January 1, 2015, we assigned the rights and related obligations associated with assets we previously owned as the HOA of two properties located in St. Maarten to newly-created HOAs (the "St. Maarten HOAs"). Since then, we have had no beneficial interest in the St. Maarten HOAs, except through our ownership of VOIs, but continue to serve as the manager of the St. Maarten HOAs pursuant to customary management agreements. As a result, the operating results and the assets and liabilities of the St. Maarten properties were deconsolidated from our consolidated financial statements effective January 1, 2015 (with the exception of all employee-related liabilities, including a post-retirement benefit plan, which were transferred to the St. Maarten HOAs during the quarter ended September 30, 2015, and cash accounts, the majority of which are expected to be transferred to the St. Maarten HOAs during the quarter ending March 31, 2016) (the "St. Maarten Deconsolidation").
Gold Key Acquisition
On October 16, 2015, we completed the acquisition of substantially all of the assets of Ocean Beach Club, LLC, Gold Key Resorts, LLC, Professional Hospitality Resources, Inc., Vacation Rentals, LLC and Resort Promotions, Inc. (collectively, the “Gold Key Companies”) relating to their operation of their vacation ownership business in Virginia Beach, Virginia and the Outer Banks, North Carolina (the "Gold Key Acquisition"). We acquired management contracts, real property interests, unsold vacation ownership interests and other assets of the Gold Key Companies, adding six additional managed resorts to our resort network, in exchange for a cash purchase price of $167.5 million and the assumption of certain non-interest-bearing liabilities. At the closing of the Gold Key Acquisition, $6.2 million was deposited into an escrow account to support our obligations under a default recovery agreement, and is classified as restricted cash on our consolidated balance sheet.

Senior Credit Facility Amendment
On December 3, 2015, we amended our Senior Credit Facility (as defined under "Liquidity and Capital Resources—Indebtedness—Senior Credit Facility") to provide for a $150.0 million incremental term loan (the "Incremental Term Loan"). We received $147.0 million in cash upon the closing of the Incremental Term Loan, which was issued with a 2.0% original issue discount. See "Liquidity and Capital Resources—Indebtedness—Senior Credit Facility" for a discussion of the Incremental Term Loan and the Senior Credit Facility.
Subsequent Events
On January 29, 2016, we completed the acquisition of the vacation ownership business of Intrawest Resort Club Group from Intrawest Resorts Holdings, Inc., through which we acquired management contracts, Vacation Interests notes receivable and other receivables, real property interests, unsold VOIs and other assets in exchange for $85.0 million in cash plus the assumption of certain non-interest-bearing liabilities (the "Intrawest Acquisition"). The Intrawest Acquisition added nine managed resorts located in the United States, Canada and Mexico to our resort network.
On February 24, 2016, our board of directors announced that it formed a Committee of Independent Directors to explore strategic alternatives to maximize shareholder value. There can be no assurance that this exploration will result in any strategic alternatives being announced or consummated. We do not intend to discuss or disclose further developments during this process unless and until the board of directors has approved a specific action or otherwise determined that further disclosure is appropriate. See "Item 1A. Risk Factors—We are exploring possible strategic alternatives; this process may not result in a transaction or other action that creates additional value for our stockholders, or any transaction or other action at all, and this process may be disruptive to our business."
Critical Accounting Policies, Key Revenue and Expenses and Use of Estimates
The discussion of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). Critical accounting policies are those policies that, in management's view, are most important in the portrayal of our financial condition and results of operations.
The preparation of our financial statements requires us to make difficult and subjective judgments that affect the reported amounts of assets, liabilities, revenues and expenses, often as a result of the need to make estimates regarding matters that are inherently uncertain. The methods, estimates and judgments that we use in applying our accounting policies have a significant impact on the results that we report in our financial statements. On an ongoing basis, we evaluate our estimates and assumptions, including those related to revenue, bad debts, unsold Vacation Interests, net, Vacation Interests cost of sales, stock-based compensation expense and income taxes. These estimates are based on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of our analysis form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and the impact of such differences may be material to our consolidated financial statements. See "Note 2—Summary of Significant Accounting Policies" of our consolidated financial statements included elsewhere in this annual report for further detail on these critical accounting policies. In addition, see "Note 2—Summary of Significant Accounting Policies" for detail on key revenue and expense items reported in our consolidated statement of operations and comprehensive income (loss).

Segment Reporting
For financial reporting purposes, we present our results of operations and financial condition in two business segments. The first business segment is hospitality and management services, which includes our operations related to the management of resort properties and Diamond Collections, revenue from our operation of the Clubs and the provision of other services. The second business segment, Vacation Interests sales and financing, includes our operations relating to the marketing and sales of our VOIs, as well as our consumer financing activities related to such sales. While certain line items reflected on our statement of operations and comprehensive income (loss) fall completely into one of these business segments, other line items relate to revenues or expenses which are applicable to both segments. For line items that are applicable to both segments, revenues or expenses are allocated by management as described under "Note 2—Summary of Significant Accounting Policies" of our consolidated financial statements included elsewhere in this annual report, which involve significant estimates. Certain expense items (principally corporate interest expense, depreciation and amortization and provision for income taxes) are not, in management's view, allocable to either of these business segments as they apply to the entire Company. In addition, general and administrative expenses are not allocated to either of our business segments because historically management has not allocated these expenses (which exclude hospitality and management services related overhead that is allocated to the HOAs and Collection Associations) for purposes of evaluating our different operational divisions. Accordingly, these expenses are presented under corporate and other.

Management believes that it is impracticable to allocate specific assets and liabilities related to each business segment. In addition, management does not review balance sheets by business segment as part of its evaluation of operating segment performance. Consequently, no balance sheet segment reports have been presented.
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

The following discussion includes (a) certain financial measures not in conformity with U.S. GAAP, specifically (i) management and member services expense excluding non-cash stock-based compensation expense and, for the year ended December 31, 2014, excluding the non-cash benefit related to the contract renegotiation with Interval International, Inc. ("Interval International"), an exchange company, as discussed below; (ii) advertising, sales and marketing expense excluding non-cash stock-based compensation expense; and (iii) general and administrative expense excluding non-cash stock-based compensation expense and, for the year ended December 31, 2015, excluding the cash charge related to the termination of the services agreement between JHJM and HMCS; and (b) a reconciliation of each such non-U.S. GAAP financial measure to the most directly comparable financial measure in accordance with U.S. GAAP. We exclude these items because management excludes them from its forecasts and evaluation of our operational performance and because we believe that the U.S. GAAP measures including these items are not indicative of our core operating results. The non-U.S. GAAP financial measures included in this annual report should not be considered in isolation from, or as an alternative to, any measure of financial performance calculated and presented in accordance with U.S. GAAP.

Comparison of the Year Ended December 31, 2015 to the Year Ended December 31, 2014

	Year Ended December 31, 2015				Year Ended December 31, 2014
	Hospitality and Management Services	Vacation Interests Sales and Financing	Corporate and Other	Total	Hospitality and Management Services	Vacation Interests Sales and Financing	Corporate and Other	Total
	(In thousands)
Revenues:
Management and member services	$165,169	$—	$—	$165,169	$152,201	$—	$—	$152,201
Consolidated resort operations	15,356	—	—	15,356	38,406	—	—	38,406
Vacation Interests sales, net of provision $0, $80,772, $0, $80,772, $0, $57,202, $0 and $57,202, respectively	—	624,283	—	624,283	—	532,006	—	532,006
Interest	—	78,989	1,330	80,319	—	66,849	1,549	68,398
Other	7,222	61,691	—	68,913	8,691	44,864	—	53,555
Total revenues	187,747	764,963	1,330	954,040	199,298	643,719	1,549	844,566
Costs and Expenses:
Management and member services	34,293	—	—	34,293	33,184	—	—	33,184
Consolidated resort operations	14,535	—	—	14,535	35,409	—	—	35,409
Vacation Interests cost of sales	—	28,721	—	28,721	—	63,499	—	63,499
Advertising, sales and marketing	—	350,411	—	350,411	—	297,095	—	297,095
Vacation Interests carrying cost, net	—	39,671	—	39,671	—	35,495	—	35,495
Loan portfolio	1,410	9,478	—	10,888	1,303	7,508	—	8,811
Other operating	—	28,371	—	28,371	—	22,135	—	22,135
General and administrative	—	—	112,501	112,501	—	—	102,993	102,993
Depreciation and amortization	—	—	34,521	34,521	—	—	32,529	32,529
Interest expense	—	16,895	31,581	48,476	—	15,072	41,871	56,943
Loss on extinguishment of debt	—	—	—	—	—	—	46,807	46,807
Impairments and other write-offs	—	—	12	12	—	—	240	240
Gain on disposal of assets	—	—	(8)	(8)	—	—	(265)	(265)
Total costs and expenses	50,238	473,547	178,607	702,392	69,896	440,804	224,175	734,875
Income (loss) before provision for income taxes	137,509	291,416	(177,277)	251,648	129,402	202,915	(222,626)	109,691
Provision for income taxes	—	—	102,170	102,170	—	—	50,234	50,234
Net income (loss)	$137,509	$291,416	$(279,447)	$149,478	$129,402	$202,915	$(272,860)	$59,457

Consolidated Results
Total revenues increased $109.4 million, or 13.0%, to $954.0 million for the year ended December 31, 2015 from $844.6 million for the year ended December 31, 2014. Total revenues for the year ended December 31, 2015 did not include any consolidated resort operations revenue associated with our resorts in St. Maarten as a result of the St. Maarten Deconsolidation, as compared to $24.7 million from our resorts in St. Maarten for the year ended December 31, 2014. Excluding the effect of the St. Maarten Deconsolidation, total revenues would have increased $134.1 million, or 16.4%, for the year ended December 31, 2015, as compared to the year ended December 31, 2014.
Total revenues in our hospitality and management services segment decreased by $11.6 million, or 5.8%, to $187.7 million for the year ended December 31, 2015 from $199.3 million for the year ended December 31, 2014.
Total revenues in our Vacation Interests sales and financing segment increased $121.3 million, or 18.8%, to $765.0 million for the year ended December 31, 2015 from $643.7 million for the year ended December 31, 2014. Revenues in our corporate and other segment decreased $0.2 million, or 14.1%, to $1.3 million for the year ended December 31, 2015 from $1.5 million for the year ended December 31, 2014.
Total costs and expenses decreased $32.5 million, or 4.4%, to $702.4 million for the year ended December 31, 2015 from $734.9 million for the year ended December 31, 2014. Total costs and expenses for the year ended December 31, 2015 included a $14.9 million non-cash stock-based compensation charge and a $7.8 million cash charge in connection with the termination of the services agreement between JHJM and HM&C, but did not include any consolidated resort operations expense associated with our resorts in St. Maarten as a result of the St. Maarten Deconsolidation. Total costs and expenses for the year ended December 31, 2014 included the following cash and non-cash items: (i) a $46.8 million loss on extinguishment of debt, of which $16.6 million was non-cash; (ii) a $16.2 million non-cash stock-based compensation charge; and (iii) $22.0 million in consolidated resort operations expense associated with our resorts in St. Maarten. Excluding the effect of the St. Maarten Deconsolidation, total costs and expenses would have decreased $10.5 million, or 1.5%, for the year ended December 31, 2015, as compared to the year ended December 31, 2014.

Hospitality and Management Services Segment
Management and Member Services Revenue. Total management and member services revenue increased $13.0 million, or 8.5%, to $165.2 million for the year ended December 31, 2015 from $152.2 million for the year ended December 31, 2014. Management fees increased as a result of increases in operating costs at the resort level, which generated higher management fee revenue on a same-store basis from 107 cost-plus management agreements. In addition, we generated incremental management fee revenue from the five cost-plus management agreements acquired in the Gold Key Acquisition. Furthermore, effective January 1, 2015, we completed the St. Maarten Deconsolidation, thus removing the revenues and expenses related to the two resorts in St. Maarten from our consolidated resort operations revenue and expense, respectively, while recognizing the management fee revenue associated with these resorts as management and member services revenue. Following the St. Maarten Deconsolidation, we recognized management fees with respect to such resorts of $3.2 million for the year ended December 31, 2015.
Consolidated Resort Operations Revenue. Consolidated resort operations revenue decreased $23.0 million, or 60.0%, to $15.4 million for the year ended December 31, 2015 from $38.4 million for the year ended December 31, 2014. This decrease was primarily attributable to the St. Maarten Deconsolidation effective January 1, 2015, which eliminated the consolidated resort operations revenue from these resorts from our consolidated financial statements. This decrease was partially offset by higher revenue from retail ticket sales operations and higher food and beverage revenues at certain restaurants that we own and manage.
Other Revenue. Other revenue decreased $1.5 million, or 16.9%, to $7.2 million for the year ended December 31, 2015 from $8.7 million for the year ended December 31, 2014. This decrease was primarily attributable to the reversal of a $1.1 million contingent liability associated with a previous business combination recorded during the year ended December 31, 2014.
Management and Member Services Expense. Management and member services expense increased $1.1 million, or 3.3%, to $34.3 million for the year ended December 31, 2015 from $33.2 million for the year ended December 31, 2014. For comparison purposes, the following table presents management and member services expense for the year ended December 31, 2015 and December 31, 2014 (in thousands), both on a U.S. GAAP basis and excluding the non-cash stock-based compensation and the non-cash benefit related to the contract renegotiation with Interval International, and such amounts as a percentage of management and member services revenue:

	Year Ended December 31,
	2015	2014
Management and member services expense	$34,293	$33,184
Less: Non-cash stock-based compensation	(1,307)	(1,613)
Plus: Non-cash benefit related to the contract renegotiation	—	1,780
Management and member services expense excluding non-cash stock-based compensation and non-cash benefit related to the contract renegotiation	$32,986	$33,351
Management and member services expense as a % of management and member services revenue	20.8%	21.8%
Management and member services expense excluding non-cash stock-based compensation and non-cash benefit related to the contract renegotiation as a % of management and member services revenue	20.0%	21.9%

In April 2014, we renegotiated our contract with Interval International, which relieved us from our obligation to repay the unearned portion of a marketing allowance to Interval International under the original contract and resulted in the release of this deferred revenue to the statement of operations and comprehensive income (loss) of $1.8 million as a reduction of exchange company costs for the year ended December 31, 2014. The decrease in management and member services expense (excluding the non-cash stock-based compensation charges and the non-cash benefit) as a percentage of management and member services revenue was attributable to the increase in management and members services revenue discussed above as well as efficiencies gained in connection with bringing a previously outsourced call center to an in-house operated facility.
Consolidated Resort Operations Expense. Consolidated resort operations expense decreased $20.9 million, or 59.0%, to $14.5 million for the year ended December 31, 2015 from $35.4 million for the year ended December 31, 2014. The decrease was primarily attributable to the St. Maarten Deconsolidation effective January 1, 2015, which eliminated the consolidated resort operations expense from these resorts from our consolidated financial statements. This decrease was partially offset by higher retail ticket sales expense as a result of higher ticket sales.

Vacation Interests Sales and Financing Segment
Vacation Interests Sales, Net. Vacation Interests sales, net increased $92.3 million, or 17.3%, to $624.3 million for the year ended December 31, 2015 from $532.0 million for the year ended December 31, 2014. The increase in Vacation Interests sales, net, was attributable to a $115.9 million increase in Vacation Interests sales revenue, partially offset by a $23.6 million increase in our provision for uncollectible Vacation Interests sales revenue.
The $115.9 million increase in Vacation Interests sales revenue during the year ended December 31, 2015 compared to the year ended December 31, 2014 was generated by sales growth on a same-store basis from 48 sales centers. The addition of five sales centers as a result of the Gold Key Acquisition did not have a material impact on Vacation Interests sales revenue for the year ended December 31, 2015 as the acquisition was completed in October 2015 and the remainder of the year is traditionally a lower sales season in Virginia Beach, Virginia.
Our volume per guest, or VPG (which represents Vacation Interests sales revenue divided by the number of tours) increased by $466, or 17.1%, to $3,198 for the year ended December 31, 2015 from $2,732 for the year ended December 31, 2014 as a result of a higher average sales price per transaction and a higher closing percentage (which represents the percentage of VOI sales transactions closed relative to the total number of tours at our sales centers during the period presented). The number of tours increased to 229,782 for the year ended December 31, 2015 from 220,708 for the year ended December 31, 2014. Our closing percentage increased to 15.0% for the year ended December 31, 2015, as compared to 14.4% for the year ended December 31, 2014. Our VOI sales transactions increased by 2,769 to 34,528 during the year ended December 31, 2015, compared to 31,759 transactions during the year ended December 31, 2014 and VOI average transaction size increased $2,297, or 12.1%, to $21,285 for the year ended December 31, 2015 from $18,988 for the year ended December 31, 2014. The increase in average sales price per transaction and the higher closing percentage (and as a result, higher VPG) were due principally to the continued focus on moving customer transactions towards a one-week equivalent sales price of $26,007 and the success of the hospitality driven sales and marketing initiatives, which are based upon the power of vacations for happier and healthier living.
Provision for uncollectible Vacation Interests sales revenue increased $23.6 million, or 41.2%, to $80.8 million for the year ended December 31, 2015 from $57.2 million for the year ended December 31, 2014. This increase was primarily due to higher gross Vacation Interests sales for the year ended December 31, 2015, as compared to the year ended December 31, 2014. In addition, this increase was attributable to a higher percentage of financed sales and a change of certain portfolio statistics during the year ended December 31, 2015, as compared to the year ended December 31, 2014. The weighted average FICO score of loans written during the years ended December 31, 2015 and 2014 were 754 and 755, respectively.
The allowance for Vacation Interests notes receivable as a percentage of gross Vacation Interests notes receivable was 21.5% as of December 31, 2015 and December 31, 2014, as reflected on our consolidated balance sheets included elsewhere in this annual report.
Interest Revenue. Interest revenue increased $12.2 million, or 18.2%, to $79.0 million for the year ended December 31, 2015 from $66.8 million for the year ended December 31, 2014. The increase was attributable to our Vacation Interests sales and financing segment, and was comprised of a $17.4 million increase resulting from a larger average outstanding balance in the Vacation Interests notes receivable portfolio during the year ended December 31, 2015, as compared to the year ended December 31, 2014. This increase was partially offset by (i) a decrease of $1.7 million attributable to a reduction in the weighted average interest rate on the portfolio and (ii) a decrease of $3.7 million associated with the increased amortization of deferred loan origination costs. Amortization of deferred loan origination costs was higher during the year ended December 31, 2015 due to the increase in deferred loan origination costs during the last several years, primarily as a result of higher Vacation Interests sales revenue and a higher percentage of such revenue that is financed.
Other Revenue. Other revenue increased $16.8 million, or 37.5%, to $61.7 million for the year ended December 31, 2015 from $44.9 million for the year ended December 31, 2014. During the year ended December 31, 2015, we received an aggregate of $6.0 million in installments from our insurance carrier under our business interruption insurance policy for business profits lost during the period that the Cabo Azul Resort remained closed as a result of the damage suffered in Hurricane Odile. In addition, non-cash incentives increased $5.6 million to $24.1 million for the year ended December 31, 2015 from $18.5 million for the year ended December 31, 2014. Non-cash incentives as a percentage of gross Vacation Interests sales revenue increased to 3.4% for the year ended December 31, 2015, as compared to 3.1% for the year ended December 31, 2014 due to a higher utilization of non-cash incentives by Vacation Interests purchasers. Furthermore, closing cost revenue increased as a result of higher Vacations Interests sales revenue.
Vacation Interests Cost of Sales. Vacation Interests cost of sales decreased $34.8 million, or 54.8%, to $28.7 million for the year ended December 31, 2015 from $63.5 million for the year ended December 31, 2014. This decrease was primarily attributable to changes in estimates under the relative sales value method including increases in the average selling price per point and a larger pool of low-cost inventory becoming eligible for capitalization in accordance with our IRAAs and other inventory recovery agreements during the year ended December 31, 2015 as compared to the year ended December 31, 2014. The decrease was partially offset by a $12.9 million increase in cost of sales related to an increase in Vacation Interests sales revenue and the $3.4 million impact of the Gold Key Acquisition in October 2015 on the relative sales value calculation. Vacation Interests cost of sales as a percentage of Vacation Interests sales, net decreased to 4.6% for the year ended December 31, 2015 from 11.9% for the year ended December 31, 2014. See "Note 2—Summary of Significant Accounting Policies—Vacation Interests Cost of Sales" of our consolidated financial statements included elsewhere in this annual report for additional information regarding the relative sales value method.
Advertising, Sales and Marketing Expense. Advertising sales and marketing expense increased $53.3 million, or 17.9%, to $350.4 million for the year ended December 31, 2015 from $297.1 million for the year ended December 31, 2014. For comparison purposes, the following table presents advertising, sales and marketing expense for the year ended December 31, 2015 and December 31, 2014 (in thousands), both on a U.S. GAAP basis and excluding the non-cash stock-based compensation, and such amounts as a percentage of gross Vacation Interests sales:

	Year Ended December 31,
	2015	2014
Advertising, sales and marketing expense	$350,411	$297,095
Less: Non-cash stock-based compensation	(2,440)	(2,198)
Advertising, sales and marketing expense excluding non-cash stock-based compensation	$347,971	$294,897
Advertising, sales and marketing expense as a % of gross Vacation Interests sales	49.7%	50.4%
Advertising, sales and marketing expense excluding non-cash stock-based compensation as a % of gross Vacation Interests sales	49.4%	50.0%

The decrease in advertising, sales and marketing expense (excluding the non-cash stock-based compensation charges) as a percentage of gross Vacation Interests sales was primarily due to improved leverage of fixed costs through increased sales.
Vacation Interests Carrying Cost, Net. Vacation Interests carrying cost, net increased $4.2 million, or 11.8%, to $39.7 million for the year ended December 31, 2015 from $35.5 million for the year ended December 31, 2014. This increase was primarily due to (i) additional maintenance fee expense related to inventory that we own, including inventory we recovered pursuant to our IRAAs; (ii) an increase in the utilization of member benefits during the year ended December 31, 2015, as compared to the year ended December 31, 2014; and (iii) higher operating expenses as a result of an increase in rental activity. This increase was partially offset by an increase in rental revenue due to (a) more occupied room nights and higher average daily rates; (b) an increase in revenue recognized in connection with sampler and mini-vacation packages; and (c) an increase in resort fees generated.
Loan Portfolio Expense. Loan portfolio expense increased $2.1 million, or 23.6%, to $10.9 million for the year ended December 31, 2015 from $8.8 million for the year ended December 31, 2014. This increase was primarily attributable to higher operating expense resulting from a larger portfolio for the year ended December 31, 2015, as compared to the year ended December 31, 2014. This increase was partially offset by an increase in the amount of loan origination costs deferred pursuant to Accounting Standards Codification ("ASC") 310, "Receivables" ("ASC 310"). In accordance with ASC 310, we defer certain costs incurred in connection with consumer loan originations, which are then amortized over the life of the related consumer loans. An increase in the value of Vacation Interests notes receivable originated in the year ended December 31, 2015 resulted in higher loan origination costs deferred relative to the year ended December 31, 2014.
Other Operating Expense. Other operating expense increased $6.3 million, or 28.2%, to $28.4 million for the year ended December 31, 2015 from $22.1 million for the year ended December 31, 2014. Non-cash incentives increased $5.6 million to $24.1 million for the year ended December 31, 2015 from $18.5 million for the year ended December 31, 2014. Non-cash incentives as a percentage of gross Vacation Interests sales revenue were 3.4% for the year ended December 31, 2015 as compared to 3.1% for the year ended December 31, 2014. This increase was due to a higher utilization of non-cash incentives by Vacation Interests purchasers.

Interest Expense. Interest expense increased $1.8 million, or 12.1%, to $16.9 million for the year ended December 31, 2015 from $15.1 million for the year ended December 31, 2014. The increase was primarily attributable to higher average outstanding balances under securitization notes and Funding Facilities during the year ended December 31, 2015, as compared to the year ended December 31, 2014. See "Liquidity and Capital Resources— Indebtedness" for the definition of and further detail on these borrowings.
Corporate and Other
Interest Revenue. Interest revenue in our corporate and other segment decreased $0.2 million, or 14.1%, to $1.3 million for the year ended December 31, 2015 from $1.5 million for the year ended December 31, 2014.
General and Administrative Expense.     General and administrative expense increased $9.5 million, or 9.2%, to $112.5 million for the year ended December 31, 2015 from $103.0 million for the year ended December 31, 2014. For comparison purposes, the following table presents general and administrative expense for the year ended December 31, 2015 and December 31, 2014 (in thousands), both on a U.S. GAAP basis and excluding the non-cash stock-based compensation and the cash charge in connection with the termination of the services agreement between JHJM and HM&C, and such amounts as a percentage of total revenue:

	Year Ended December 31,
	2015	2014
General and administrative expense	$112,501	$102,993
Less: Non-cash stock-based compensation	(10,596)	(11,701)
Less: Charge related to the termination of the service agreement	(7,830)	—
General and administrative expense excluding non-cash stock-based compensation and charge related to the termination of the service agreement	$94,075	$91,292
General and administrative expense as a % of total revenue	11.8%	12.2%
General and administrative expense excluding non-cash stock-based compensation and charge related to the contract termination as a % of total revenue	9.9%	10.8%

General and administrative expense for the year ended December 31, 2015 also included $0.8 million in expenses related to the secondary offering of shares of our common stock by certain selling stockholders consummated in March 2015 (the "March 2015 Secondary Offering"). See "Liquidity and Capital Resources—Overview” for further detail on the March 2015 Secondary Offering. The decrease in general and administrative expense as a percentage of total revenue (excluding the non-cash stock-based compensation charges and charge relating to the termination of the service agreement) reflected the improved leverage of fixed costs over a higher revenue base.
Depreciation and Amortization. Depreciation and amortization increased $2.0 million, or 6.1%, to $34.5 million for the year ended December 31, 2015 from $32.5 million for the year ended December 31, 2014. This increase was primarily attributable to the addition of assets such as (i) intangible assets acquired in connection with the Master Agreement that we entered into in January 2015 and tangible and intangible assets acquired in connection with the Gold Key Acquisition in October 2015; (ii) information technology related projects and equipment in 2015; and (iii) renovation projects at certain sales centers in 2015.
Interest Expense. Interest expense decreased $10.3 million, or 24.6%, to $31.6 million for the year ended December 31, 2015 from $41.9 million for the year ended December 31, 2014. Cash interest, debt issuance cost amortization and debt discount amortization relating to the 12.0% senior secured notes originally due in 2018 (the "Senior Secured Notes") were $21.0 million lower for the year ended December 31, 2015, as compared to the year ended December 31, 2014 due to the redemption of the Senior Secured Notes on June 9, 2014. See "—Loss on Extinguishment of Debt" below for further detail on the redemption. The above decreases were partially offset by $9.3 million of cash interest, debt issuance cost amortization and debt discount amortization relating to the Senior Credit Facility recorded since May 9, 2014, the date on which we closed the Senior Credit Facility, and the Incremental Term Loan completed in December 2015. See "Liquidity and Capital Resources—Indebtedness” for a further discussion of the Senior Credit Facility.
Loss on Extinguishment of Debt. Loss on extinguishment of debt was zero for the year ended December 31, 2015 and $46.8 million for the year ended December 31, 2014.
On May 9, 2014, we repaid all outstanding indebtedness under three inventory loans assumed in connection with previous acquisitions using a portion of the proceeds from the term loan portion of the Senior Credit Facility. Unamortized debt issuance cost on these inventory loans of $0.1 million was recorded as a loss on extinguishment of debt.

In addition, on May 9, 2014, we terminated our previous revolving credit facility in conjunction with our entry into the Senior Credit Facility and recorded a $0.9 million loss on extinguishment of debt related to unamortized debt issuance costs.
On June 9, 2014, we redeemed the then-outstanding principal amount under the Senior Secured Notes using a portion of the proceeds from the term loan portion of the Senior Credit Facility. As a result, $30.2 million of redemption premium, $9.4 million of unamortized debt issuance cost and $6.1 million of unamortized debt discount were recorded as a loss on extinguishment of debt.
Income Taxes. Provision for income taxes was $102.2 million for the year ended December 31, 2015, as compared to $50.2 million for the year ended December 31, 2014. The increase was due to an increase in our income before provision for income taxes. There are numerous timing differences in our reporting of income and expenses for financial reporting and income tax reporting purposes, which include, but are not limited to, the use of the installment method of accounting for reporting of VOI sales and interest income, stock-based compensation expense and the utilization of our net operating loss carry forwards ("NOLs").

Comparison of the Year Ended December 31, 2014 to the Year Ended December 31, 2013

	Year Ended December 31, 2014				Year Ended December 31, 2013
	Hospitality and Management Services	Vacation Interests Sales and Financing	Corporate and Other	Total	Hospitality and Management Services	Vacation Interests Sales and Financing	Corporate and Other	Total
	(In thousands)
Revenues:
Management and member services	$152,201	$—	$—	$152,201	$131,238	$—	$—	$131,238
Consolidated resort operations	38,406	—	—	38,406	35,512	—	—	35,512
Vacation Interests sales, net of provision of $0, $57,202, $0, $57,202, $0, $44,670, $0 and $44,670, respectively	—	532,006	—	532,006	—	464,613	—	464,613
Interest	—	66,849	1,549	68,398	—	55,601	1,443	57,044
Other	8,691	44,864	—	53,555	8,673	32,708	—	41,381
Total revenues	199,298	643,719	1,549	844,566	175,423	552,922	1,443	729,788
Costs and Expenses:
Management and member services	33,184	—	—	33,184	37,907	—	—	37,907
Consolidated resort operations	35,409	—	—	35,409	34,333	—	—	34,333
Vacation Interests cost of sales	—	63,499	—	63,499	—	56,695	—	56,695
Advertising, sales and marketing	—	297,095	—	297,095	—	258,451	—	258,451
Vacation Interests carrying cost, net	—	35,495	—	35,495	—	41,347	—	41,347
Loan portfolio	1,303	7,508	—	8,811	1,111	8,520	—	9,631
Other operating	—	22,135	—	22,135	—	12,106	—	12,106
General and administrative	—	—	102,993	102,993	—	—	145,925	145,925
Depreciation and amortization	—	—	32,529	32,529	—	—	28,185	28,185
Interest expense	—	15,072	41,871	56,943	—	16,411	72,215	88,626
Loss on extinguishment of debt	—	—	46,807	46,807	—	—	15,604	15,604
Impairments and other write-offs	—	—	240	240	—	—	1,587	1,587
Gain on disposal of assets	—	—	(265)	(265)	—	—	(982)	(982)
Gain on bargain purchase from business combinations	—	—	—	—	—	—	(2,879)	(2,879)
Total costs and expenses	69,896	440,804	224,175	734,875	73,351	393,530	259,655	726,536
Income (loss) before provision for income taxes	129,402	202,915	(222,626)	109,691	102,072	159,392	(258,212)	3,252
Provision for income taxes	—	—	50,234	50,234	—	—	5,777	5,777
Net income (loss)	$129,402	$202,915	$(272,860)	$59,457	$102,072	$159,392	$(263,989)	$(2,525)
Consolidated Results
Total revenues increased $114.8 million, or 15.7%, to $844.6 million for the year ended December 31, 2014 from $729.8 million for the year ended December 31, 2013. Total revenues in our hospitality and management services segment increased by $23.9 million, or 13.6%, to $199.3 million for the year ended December 31, 2014 from $175.4 million for the year ended December 31, 2013. Total revenues in our Vacation Interests sales and financing segment increased $90.8 million, or 16.4%, to $643.7 million for the year ended December 31, 2014 from $552.9 million for the year ended December 31, 2013. Revenues in our corporate and other segment were $1.5 million for the year ended December 31, 2014 and $1.4 million for the year ended December 31, 2013.
Total costs and expenses increased $8.4 million, or 1.1%, to $734.9 million for the year ended December 31, 2014 from $726.5 million for the year ended December 31, 2013. Total costs and expenses for the year ended December 31, 2014 included the following cash and non-cash items totaling $63.0 million: (i) a $46.8 million loss on extinguishment of debt, of which $16.6 million was non-cash and (ii) a $16.2 million non-cash stock-based compensation charge. Total costs and expenses for the year ended December 31, 2013 included the following cash and non-cash items totaling $63.8 million: (i) a $40.5 million non-cash stock-based compensation charge, primarily attributable to immediately-vested stock options issued in connection with the consummation of the IPO during the year ended December 31, 2013 (see "Note 21—Stock-Based Compensation" of our consolidated financial statements included elsewhere in this annual report for further detail on these stock options); (ii) a $15.6 million loss on extinguishment of debt, of which $7.5 million was non-cash; and (iii) a $10.5 million charge related to the final settlement of a lawsuit related to a dispute over certain parcels of land in Mexico (the "Alter Ego Suit"), $5.5 million of which was non-cash and represented the carrying value of our interest in these parcels that were transferred to the plaintiff upon settlement of the lawsuit, partially offset by a $2.9 million gain on bargain purchase from business combinations resulting from the July 24, 2013 acquisition of management agreements for certain resorts from Monarch Owner Services, LLC, Resort Services Group, LLC and Monarch Grand Vacations Management, LLC for $47.4 million in cash (the "PMR Service Companies Acquisition").

Hospitality and Management Services Segment
Management and Member Services Revenue. Total management and member services revenue increased $21.0 million, or 16.0%, to $152.2 million for the year ended December 31, 2014 from $131.2 million for the year ended December 31, 2013. Management fees increased as a result of the inclusion of the managed resorts from the Island One Acquisition and the PMR Service Companies Acquisition for the entirety of the year ended December 31, 2014, as compared to only a portion of the year ended December 31, 2013, and increases in operating costs at the resort level, which generated higher management fee revenue on a same-store basis from 91 cost-plus management agreements. We also experienced higher revenue from our Club operations in the year ended December 31, 2014, as compared to the year ended December 31, 2013, due to additional members acquired as a result of the Island One Acquisition, as well as higher membership dues. The increases in management fee revenue and revenue from the Clubs were partially offset by the elimination of commissions earned on the fee-for-service management agreements with Island One, Inc., which were terminated in conjunction with the Island One Acquisition on July 24, 2013.
Consolidated Resort Operations Revenue. Consolidated resort operations revenue increased $2.9 million, or 8.1%, to $38.4 million for the year ended December 31, 2014 from $35.5 million for the year ended December 31, 2013. The increase was primarily due to higher owner maintenance fee and assessment revenue recorded by our two resorts in St. Maarten, higher food and beverage revenues at certain restaurants that we own and manage and higher revenue from retail ticket sales operations acquired in the Island One Acquisition. These increases were partially offset by lower revenue as a result of the leasing of certain golf courses to a third party during the second half of 2013.
Other Revenue. Other revenue was $8.7 million for each of the years ended December 31, 2014 and 2013.
Management and Member Services Expense. Management and member services expense decreased $4.7 million, or 12.5%, to $33.2 million for the year ended December 31, 2014 from $37.9 million for the year ended December 31, 2013. For comparison purposes, the following table presents management and member services expense for the years ended December 31, 2014 and 2013 (in thousands), both on a U.S. GAAP basis and excluding the non-cash stock-based compensation and the non-cash benefit related to a contract renegotiation with Interval International, and such amounts as a percentage of management and member services revenue:

	Year Ended December 31,
	2014	2013
Management and member services expense	$33,184	$37,907
Less: Non-cash stock-based compensation	(1,613)	(860)
Plus: Non-cash benefit related to a contract renegotiation	1,780	—
Management and member services expense excluding non-cash stock-based compensation and non-cash benefit related to a contract renegotiation	$33,351	$37,047
Management and member services expense as a % of management and member services revenue	21.8%	28.9%
Management and member services expense excluding non-cash stock-based compensation and non-cash benefit related to a contract renegotiation as a % of management and member services revenue	21.9%	28.2%
See "—Comparison of the Year Ended December 31, 2015 to the Year Ended December 31, 2014" for further detail on the contract renegotiation with Interval International. The decrease in management and member services expense (excluding the non-cash stock-based compensation charges and the non-cash benefit) as a percentage of management and member services revenue was primarily attributable to increased recovery of our expenses incurred on behalf of the HOAs and the Collection Associations we manage and the elimination of the costs incurred under the fee-for-service agreements with Island One, Inc. that terminated in conjunction with the Island One Acquisition on July 24, 2013.
Consolidated Resort Operations Expense. Consolidated resort operations expense increased $1.1 million, or 3.1%, to $35.4 million for the year ended December 31, 2014 from $34.3 million for the year ended December 31, 2013. Consolidated resort operations expense as a percentage of consolidated resort operations revenue decreased 4.5% to 92.2% for the year ended December 31, 2014 from 96.7% for the year ended December 31, 2013. This decrease was primarily due to the leasing of certain golf courses to a third party during the second half of 2013, partially offset by higher operational expenses at our two resorts in St. Maarten, an increase in expenses associated with the retail ticket sales operations acquired in the Island One Acquisition and higher food and beverage expenses at certain restaurants that we own and manage.

Vacation Interests Sales and Financing Segment
Vacation Interests Sales, Net. Vacation Interests sales, net increased $67.4 million, or 14.5%, to $532.0 million for the year ended December 31, 2014 from $464.6 million for the year ended December 31, 2013. The increase in Vacation Interests sales, net, was attributable to a $79.9 million increase in Vacation Interests sales revenue, partially offset by a $12.5 million increase in our provision for uncollectible Vacation Interests sales revenue.
The $79.9 million increase in Vacation Interests sales revenue during the year ended December 31, 2014 compared to the year ended December 31, 2013 was generated by sales growth on a same-store basis from 46 sales centers due to an increase in the number of tours and an increase in our VPG, as well as the revenue contribution from our sales centers acquired in connection with the Island One Acquisition for the entirety of the year ended December 31, 2014, as compared to only a portion of the year ended December 31, 2013.
VPG increased by $306, or 12.6%, to $2,732 for the year ended December 31, 2014 from $2,426 for the year ended December 31, 2013. The number of tours increased to 220,708 for the year ended December 31, 2014 from 207,075 for the year ended December 31, 2013. Our closing percentage remained relatively flat at 14.4% for the year ended December 31, 2014, as compared to 14.5% for the year ended December 31, 2013. Our VOI sales transactions increased by 1,804 to 31,759 during the year ended December 31, 2014, compared to 29,955 transactions during the year ended December 31, 2013 and VOI average transaction size increased $2,217, or 13.2%, to $18,988 for the year ended December 31, 2014 from $16,771 for the year ended December 31, 2013. The increase in average sales price per transaction while maintaining a consistent closing percentage and the resulting increase in VPG, was due principally to a change in our focus on selling larger point packages and the success of the sales and marketing initiatives implemented in association with this strategy.
Sales incentives increased $8.9 million, or 79.9%, to $20.0 million for the year ended December 31, 2014 from $11.1 million for the year ended December 31, 2013. As a percentage of gross Vacation Interests sales revenue, sales incentives were 3.4% for the year ended December 31, 2014, compared to 2.2% for the year ended December 31, 2013. The amount we record as sales incentives in each reporting period is reduced by an estimate of the amount of such sales incentives that we do not expect customers to redeem. During the first half of 2013, we completed the process of collecting adequate data regarding historical usage of our sales incentives provided under a program implemented in December 2011, and, based upon such data, the amount recorded as sales incentives for this period was reduced, and our Vacation Interests sales revenue was increased, by $3.2 million relating to the expiration, and expected future expiration, of sales incentives provided to customers prior to the six months ended June 30, 2013. No such reduction of sales incentives relating to prior periods was recorded for the year ended December 31, 2014. Due to the ongoing success of the program implemented in December 2011, usage of sales incentives continued to trend upward, resulting in an increase in sales incentives recorded for the year ended December 31, 2014, as compared to the year ended December 31, 2013. Excluding the $3.2 million reduction for the year ended December 31, 2013, sales incentives as a percentage of gross Vacation Interests sales revenue were 3.4% for the year ended December 31, 2014 compared to 2.8% for the year ended December 31, 2013.
Provision for uncollectible Vacation Interests sales revenue increased $12.5 million, or 28.1%, to $57.2 million for the year ended December 31, 2014 from $44.7 million for the year ended December 31, 2013, primarily due to the increase in Vacation Interests sales revenue and an increase in the percentage of financed Vacation Interests sales for the year ended December 31, 2014, as compared to the year ended December 31, 2013. The allowance for Vacation Interests notes receivable as a percentage of gross Vacation Interests notes receivable was 21.5% as of December 31, 2014, as compared to 21.3% as of December 31, 2013.
Interest Revenue. Interest revenue increased $11.2 million, or 20.2%, to $66.8 million for the year ended December 31, 2014 from $55.6 million for the year ended December 31, 2013. The increase was comprised of a $15.6 million increase resulting from a larger average outstanding balance in the Vacation Interests notes receivable portfolio during the year ended December 31, 2014, as compared to the year ended December 31, 2013. This increase was partially offset by (i) a decrease of $1.6 million attributable to a reduction in the weighted average interest rate on the portfolio and (ii) a decrease of $3.5 million associated with the amortization of deferred loan origination costs. Amortization of deferred loan origination costs increased during the year ended December 31, 2014 due to the increase in deferred loan origination costs during the last several years, primarily as a result of higher Vacation Interests sales revenue and a higher percentage of such revenue that is financed.
 Other Revenue. Other revenue increased $12.2 million, or 37.2%, to $44.9 million for the year ended December 31, 2014 from $32.7 million for the year ended December 31, 2013. Non-cash incentives increased $9.2 million to $18.5 million for the year ended December 31, 2014 from $9.3 million for the year ended December 31, 2013. The increase was primarily due to higher gross Vacation Interests sales revenue for the year ended December 31, 2014, as compared to the year ended December 31, 2013 and a $3.2 million reduction of sales incentives recorded for the year ended December 31, 2013 resulting from the expiration, and expected future expiration, of sales incentives we provided to customers. Excluding the $3.2 million reduction in sales incentives for the year ended December 31, 2013, non-cash incentives as a percentage of gross Vacation Interests sales revenue were 3.1% for the year ended December 31, 2014, as compared to 2.5% for the year ended December 31, 2013. This increase was due to the ongoing success of the sales incentive program implemented in December 2011, which usage has continued to trend upward resulting in an increase in sales incentives recorded. In addition, other revenue increased for the year ended December 31, 2014, as compared to the year ended December 31, 2013, due to higher closing fee revenue resulting from the increase in the number of VOI transactions closed.
Vacation Interests Cost of Sales. Vacation Interests cost of sales increased $6.8 million or 12.0%, to $63.5 million for the year ended December 31, 2014 from $56.7 million for the year ended December 31, 2013. This increase consisted of an $8.6 million increase related to an increase in Vacation Interests sales revenue, partially offset by a $1.8 million decrease resulting from changes in estimates under the relative sales value method. These changes related to a larger average selling price per point, partially offset by a smaller pool of low-cost inventory becoming eligible for capitalization in accordance with our IRAAs during the year ended December 31, 2014 as compared to the year ended December 31, 2013. Vacation Interests cost of sales as a percentage of Vacation Interests sales, net decreased to 11.9% for the year ended December 31, 2014 from 12.2% for the year ended December 31, 2013.
Advertising, Sales and Marketing Expense. Advertising sales and marketing expense increased $38.6 million, or 15.0%, to $297.1 million for the year ended December 31, 2014 from $258.5 million for the year ended December 31, 2013. For comparison purposes, the following table presents advertising, sales and marketing expense for the years ended December 31, 2014 and 2013 (in thousands), both on a U.S. GAAP basis and excluding the non-cash stock-based compensation, and such amounts as a percentage of gross Vacation Interests sales:

	Year Ended December 31,
	2014	2013
Advertising, sales and marketing expense	$297,095	$258,451
Less: Non-cash stock-based compensation	(2,198)	(2,105)
Advertising, sales and marketing expense excluding non-cash stock-based compensation	$294,897	$256,346
Advertising, sales and marketing expense as a % of gross Vacation Interests sales	50.4%	50.7%
Advertising, sales and marketing expense excluding non-cash stock-based compensation as a % of gross Vacation Interests sales	50.0%	50.3%
The decrease in advertising, sales and marketing expense (excluding the non-cash stock-based compensation charges) as a percentage of gross Vacation Interests sales was primarily due to improved leverage of fixed costs through increased sales.
Vacation Interests Carrying Cost, Net. Vacation Interests carrying cost, net decreased $5.8 million, or 14.2%, to $35.5 million for the year ended December 31, 2014 from $41.3 million for the year ended December 31, 2013. This decrease was primarily due to (i) an increase in revenue due to an increase in the number of, and the average price of, sampler programs ("Sampler Packages") sold, as a result of our increased focus on selling higher-priced Sampler Packages; (ii) more occupied room nights and higher average daily rates; and (iii) an increase in rental revenue attributable to the inclusion of VOIs available for rent from the Island One Acquisition completed on July 24, 2013. This decrease was partially offset by (a) additional maintenance fee expense related to delinquent inventory recovered pursuant to IRAAs no longer eligible for capitalization, during the year ended December 31, 2014, as compared to the year ended December 31, 2013; (b) higher operating expenses as a result of a rise in rental activity; and (c) an increase in additional maintenance fees expense incurred related to the inventory acquired in the Island One Acquisition.
Loan Portfolio Expense. Loan portfolio expense decreased $0.8 million, or 8.5%, to $8.8 million for the year ended December 31, 2014 from $9.6 million for the year ended December 31, 2013. This decrease was primarily attributable to an increase in the amount of loan origination costs deferred pursuant to ASC 310. In accordance with ASC 310, we defer certain costs incurred in connection with consumer loan originations, which are then amortized over the life of the related consumer loans. An increase in the value of Vacation Interests notes receivable originated in the year ended December 31, 2014 resulted in higher loan origination costs deferred relative to the year ended December 31, 2013.
Other Operating Expense. Other operating expense increased $10.0 million, or 82.8%, to $22.1 million for the year ended December 31, 2014 from $12.1 million for the year ended December 31, 2013. Non-cash incentives increased $9.2 million to $18.5 million for the year ended December 31, 2014 from $9.3 million for the year ended December 31, 2013. This increase was primarily due to higher gross Vacation Interests sales revenue for the year ended December 31, 2014, as compared to the year ended December 31, 2013 and a $3.2 million reduction of sales incentives recorded for the year ended December 31, 2013 resulting from the expiration, and expected future expiration, of sales incentives we provided to customers. Excluding the $3.2 million reduction in sales incentives for the year ended December 31, 2013, non-cash incentives as a percentage of gross Vacation Interests sales revenue were 3.1% for the year ended December 31, 2014 as compared to 2.5% for the year ended December 31, 2013. This increase was due to the ongoing success of the sales incentive program implemented in December 2011, which usage has continued to trend upward resulting in an increase in sales incentives recorded.
Interest Expense. Interest expense decreased $1.3 million, or 8.2%, to $15.1 million for the year ended December 31, 2014 from $16.4 million for the year ended December 31, 2013. The decrease was primarily attributable to our principal pay down of securitization notes and Funding Facilities bearing higher interest rates and their replacement with those bearing lower interest rates, partially offset by higher interest expense due to higher average outstanding balances under securitization notes and Funding Facilities during the year ended December 31, 2014, as compared to the year ended December 31, 2013. See "Liquidity and Capital Resources— Indebtedness" for the definition of and further detail on these borrowings.
Corporate and Other
Other Revenue. Total revenue in our corporate and other segment increased $0.1 million, or 7.3%, to $1.5 million for the year ended December 31, 2014 from $1.4 million for the year ended December 31, 2013.
General and Administrative Expense. General and administrative expenses decreased $42.9 million, or 29.4%, to $103.0 million for the year ended December 31, 2014 from $145.9 million for the year ended December 31, 2013. For comparison purposes, the following table presents general and administrative expense for the years ended December 31, 2014 and 2013 (in thousands), both on a U.S. GAAP basis and excluding the non-cash stock-based compensation and the charge related to the final settlement of the Alter Ego Suit, and such amounts as a percentage of total revenue:

	Year Ended December 31,
	2014	2013
General and administrative expense	$102,993	$145,925
Less: Non-cash stock-based compensation	(11,701)	(37,044)
Less: Charge related to the final settlement of the Alter Ego Suit	—	(10,508)
General and administrative expense excluding non-cash stock-based compensation and the charge related to the final settlement of the Alter Ego Suit	$91,292	$98,373
General and administrative expense as a % of total revenue	12.2%	20.0%
General and administrative expense excluding non-cash stock-based compensation and the charge related to the final settlement of the Alter Ego Suit as a % of total revenue	10.8%	13.5%
For the years ended December 31, 2014 and 2013, general and administrative expense included $11.7 million and $37.0 million, respectively, of non-cash stock-based compensation charges related to stock options issued in connection with, and since, the consummation of the IPO. In addition, during the year ended December 31, 2013, there was a $10.5 million charge ($5.5 million of which was non-cash) related to the final settlement of the Alter Ego Suit. Excluding these non-cash and other charges, general and administrative expense decreased 7.2% for the year ended December 31, 2014, as compared to the year ended December 31, 2013, primarily due to increased recovery of our expenses incurred on behalf of the HOAs and the Collection Associations we manage.
Depreciation and Amortization. Depreciation and amortization increased $4.3 million, or 15.4%, to $32.5 million for the year ended December 31, 2014 from $28.2 million for the year ended December 31, 2013. This increase was primarily attributable to the addition of depreciable and amortizable assets in connection with the Island One Acquisition and the PMR Service Companies Acquisition (both completed on July 24, 2013), information technology related projects in 2014 and equipment and renovation projects at certain sales centers in 2014.
Interest Expense. Interest expense decreased $30.3 million, or 42.0%, to $41.9 million for the year ended December 31, 2014 from $72.2 million for the year ended December 31, 2013. Cash interest, debt issuance cost amortization and debt discount amortization relating to the Senior Secured Notes were $30.5 million lower for the year ended December 31, 2014 due to the consummation of the tender offer in August 2013, which resulted in the repurchase of Senior Secured Notes in an aggregate principal amount of $50.6 million (the "Tender Offer") and the redemption of the Senior Secured Notes on June 9, 2014. Cash and paid-in-kind interest and debt issuance cost amortization in connection with an acquisition loan (which we entered into on May 21, 2012 in connection with a business combination and repaid in full on July 24, 2013) were $7.4 million lower due to their inclusion in a majority of the year ended December 31, 2013, whereas no such cash and paid-in-kind interest and debt issuance cost amortization was recorded in the year ended December 31, 2014. Cash and paid-in-kind interest and debt issuance cost amortization in connection with another acquisition loan (which we entered into on July 1, 2011 in connection with a business combination and repaid in full on July 24, 2013) were $5.8 million lower due to their inclusion in a majority of the year ended December 31, 2013, whereas no such cash and paid-in-kind interest and debt issuance cost amortization was recorded in the year ended December 31, 2014. Furthermore, cash interest and debt issuance cost amortization relating to three inventory loans (previously entered into in connection with various acquisitions) was $1.8 million lower due to their payoff on May 9, 2014. The above decreases were partially offset by $17.2 million of cash interest, debt issuance cost amortization and debt discount amortization relating to the Senior Credit Facility recorded since May 9, 2014, the date on which we closed the Senior Credit Facility.
Loss on Extinguishment of Debt. Loss on extinguishment of debt was $46.8 million for the year ended December 31, 2014 and $15.6 million for the year ended December 31, 2013.
See "—Comparison of the Year Ended December 31, 2015 to the Year Ended December 31, 2014—Loss on extinguishment of Debt" for further detail on the 2014 transactions.
On July 24, 2013, we repaid all outstanding indebtedness under two acquisition loans (previously entered into in connection with certain acquisitions) using the proceeds from the IPO. The unamortized debt issuance cost on both acquisition loans and the additional exit fees paid totaling $4.9 million were recorded as loss on extinguishment of debt.
In addition, on August 23, 2013, unamortized debt issuance cost associated with the Senior Secured Notes and the call premium paid upon the completion of the Tender Offer, totaling $8.5 million, were recorded as loss on extinguishment of debt.
On October 21, 2013, we redeemed notes issued under a previous securitization transaction completed in 2009 using proceeds from borrowings under the Conduit Facility. The unamortized debt issuance costs and debt discount totaling $2.2 million were recorded as a loss on extinguishment of debt.
Impairments and Other Write-offs. Impairments and other write-offs were $0.2 million for the year ended December 31, 2014 and $1.6 million for the year ended December 31, 2013. The impairments for the year ended December 31, 2013 were attributable to the write down of a parcel of real estate acquired in connection with a previous business combination completed in 2012 to its net realizable value based on a third-party appraisal and the write off of obsolete sales materials.
Gain on Disposal of Assets. Gain on disposal of assets was $0.3 million for the year ended December 31, 2014 and $1.0 million for the year ended December 31, 2013. The gain on disposal of assets recorded for the year ended December 31, 2013 was primarily attributable to the sale of real estate at certain European locations recorded during the year ended December 31, 2013.
Gain on Bargain Purchase from Business Combinations. Gain on bargain purchase from business combinations was zero for the year ended December 31, 2014, compared to $2.9 million for the year ended December 31, 2013. The gain on bargain purchase from business combinations recorded for the year ended December 31, 2013 was attributable to the fair value of the assets acquired, net of the liabilities assumed, in the PMR Service Companies Acquisition in 2013, which exceeded the purchase price due primarily to the fact that the assets were purchased as part of a distressed sale.
Income Taxes. Provision for income taxes was $50.2 million for the year ended December 31, 2014, as compared to $5.8 million for the year ended December 31, 2013. The increase was due to an increase in our income before provision for income taxes. There are numerous timing differences in our reporting of income and expenses for financial reporting and income tax reporting purposes, which include, but are not limited to, the use of the installment method of accounting for reporting of VOI sales and interest income, stock-based compensation expense and the utilization of our NOLs.

Liquidity and Capital Resources
Overview. We had $290.5 million and $255.0 million in cash and cash equivalents as of December 31, 2015 and 2014, respectively. Our primary sources of liquidity have historically been cash from operations and the financings discussed below.
We used cash of $80.3 million and $44.4 million during the years ended December 31, 2015 and 2014, respectively, for (i) acquisitions of VOI inventory pursuant to our IRAAs and in open market and bulk VOI inventory purchases; (ii) capitalized legal, title and trust fees related to the recovery of inventory; and (iii) construction of VOI inventory. Of these total cash amounts (which do not reflect our acquisition of inventory in the Gold Key Acquisition or the subsequent repurchase of inventory during the fourth quarter of 2015 in accordance with a related default recovery agreement), $18.2 million and $1.3 million were used for the construction of VOI inventory during the years ended December 31, 2015 and 2014, respectively, primarily related to construction of new units at the Cabo Azul Resort located in San Jose Del Cabo, Mexico.
Between November 2014 and December 31, 2015, we repurchased our common stock in the open market and in privately negotiated transactions in accordance with our Stock Repurchase Program. See "Item 5. Market For Registrant's Common Equity, Related Stockholder Matters and Issuer purchases of Equity Securities" for further detail regarding the Stock Repurchase Program.
In connection with the March 2015 Secondary Offering, certain selling stockholders sold an aggregate of 7,502,316 shares of our common stock in an underwritten public offering. We did not sell any stock in the offering and did not receive any proceeds from the offering. We purchased from the underwriter 1,515,582 of the shares sold by the selling stockholders in the offering at $32.99 per share (the same price per share at which the underwriter purchased shares from the selling stockholders), for a total purchase price of $50.0 million.

The following table summarizes stock repurchase activity under the Stock Repurchase Program (cost in thousands):

	Shares		Cost	Average Price Per Share
From inception through December 31, 2014	642,900		$16,077	$25.01
For the year ended December 31, 2015 (a)	5,713,554		163,545	$28.62
Total from inception through December 31, 2015 (a)	6,356,454	(b)	$179,622	$28.26

(a)	Includes the purchase of 1,515,582 shares from the underwriter for $50.0 million in the March 2015 Secondary Offering at a price of $32.99 per share.

(b)	Shares of our common stock repurchased by us pursuant to the Stock Repurchase Program. As of December 31, 2015, 4,134,071 of the repurchased shares previously held in treasury have been retired.

The Senior Credit Facility limits our ability to make restricted payments, including the payment of dividends or expenditures for stock repurchases. As of December 31, 2015, the available basket for restricted payments, including purchases under our Stock Repurchase Program, was $3.5 million, subject to change based on our future financial performance.
In September 2014, Hurricane Odile, a category 4 hurricane, inflicted widespread damage on the Baja California peninsula, particularly in San Jose Del Cabo, in which the Cabo Azul Resort, one of our managed resorts, is located. Hurricane Odile caused significant damage to the buildings as well as the facilities and amenities at the Cabo Azul Resort, including unsold Vacation Interests and property and equipment owned by us; however, we believe we have sufficient property insurance coverage so that damage caused by Hurricane Odile on our unsold Vacation Interests, net and property and equipment, net will not have a material impact on our financial condition or results of operations related to these assets. During the year ended December 31, 2015, we received $5.0 million in proceeds from our insurance carrier for property damage resulting from Hurricane Odile. These proceeds are classified as cash flows from operating activities in our consolidated statement of cash flows for the year ended December 31, 2015 due to the fact that these proceeds covered damage caused to our unsold Vacation Interests, which is an income-generating operating activity.
In addition, we have filed a claim under our business interruption insurance policy for business profits lost during the period that the Cabo Azul Resort remained closed as a result of the damage suffered in Hurricane Odile. During the year ended December 31, 2015, we received an aggregate of $6.0 million from our insurance carrier related to such claim, which was recognized as other revenue in the consolidated statement of income and comprehensive income (loss) and classified as cash flows from operating activities in our consolidated statement of cash flows for the year ended December 31, 2015. The Cabo Azul Resort and the on-site sales center reopened on September 1, 2015.
Cash Flows From Operating Activities. During the year ended December 31, 2015, net cash provided by operating activities was $175.9 million and was the result of net income of $149.5 million and non-cash revenues and expenses totaling

$195.7 million, offset by other changes in operating assets and liabilities that resulted in a net credit of $169.3 million. The significant non-cash revenues and expenses included (i) $80.8 million in the provision for uncollectible Vacation Interests sales revenue; (ii) $46.1 million in deferred income taxes, primarily related to current favorable tax law regarding recognition of income from financed Vacation Interests sales and the utilization of our NOLs; (iii) $34.5 million in depreciation and amortization; (iv) $14.9 million in stock-based compensation expense; (v) $12.7 million in amortization of capitalized loan origination costs and portfolio discounts (net of premiums); (vi) $6.2 million in amortization of capitalized financing costs and original issue discounts; (vii) $1.2 million in loss on foreign currency exchange; (viii) $0.5 million in unrealized loss on derivative instruments; and (ix) $0.1 million in loss on investment in joint venture, offset by $0.9 million in excess tax benefits from stock-based compensation and $0.5 million in gain on mortgage repurchases.
During the year ended December 31, 2014, net cash provided by operating activities was $121.3 million and was the result of net income of $59.5 million and non-cash revenues and expenses totaling $191.3 million, offset by other changes in operating assets and liabilities that resulted in a net credit of $129.4 million. The significant non-cash revenues and expenses and non-cash and cash loss on extinguishment of debt included (i) $57.2 million in the provision for uncollectible Vacation Interests sales revenue; (ii) $46.8 million of loss on extinguishment of debt (which included $30.2 million of redemption premium paid in cash using the proceeds from the Senior Credit Facility and $16.6 million of non-cash write-off of unamortized debt issuance costs and debt discount); (iii) $32.5 million in depreciation and amortization; (iv) $24.4 million in deferred income taxes, primarily related to current favorable tax law regarding recognition of income from financed Vacation Interests sales and the utilization of our NOLs; (v) $16.2 million in stock-based compensation expense; (vi) $8.9 million in amortization of capitalized loan origination costs and portfolio discounts (net of premiums); (vii) $5.3 million in amortization of capitalized financing costs and original issue discounts; (viii) $0.4 million in loss on foreign currency exchange; (ix) $0.2 million in impairments and other write-offs; and (x) $0.2 million in unrealized loss on post-retirement benefit plan, offset by (a) $0.6 million in gain on mortgage repurchases and (b) $0.3 million in gain from disposal of assets.
During the year ended December 31, 2013, net cash used in operating activities was $2.2 million and was the result of net loss of $2.5 million and non-cash revenues and expenses totaling $149.5 million, partially offset by other changes in operating assets and liabilities that resulted in a net credit of $149.2 million. The significant non-cash revenues and expenses included (i) $44.7 million in the provision for uncollectible Vacation Interests sales revenue; (ii) $40.5 million in stock-based compensation expenses; (iii) $28.2 million in depreciation and amortization; (iv) $15.6 million in loss on extinguishment of debt; (v) $7.1 million in amortization of capitalized financing costs and original issue discounts; (vi) $6.0 million in amortization of capitalized loan origination costs and portfolio discounts (net of premiums); (vii) $5.5 million in non-cash expense related to the Alter Ego Suit; (viii) $3.3 million in deferred income taxes, primarily related to the Island One Acquisition; (ix) $1.6 million in impairment and other write-offs; (x) $0.9 million in unrealized loss on post-retirement benefit plan; and (xi) $0.2 million in loss on foreign currency exchange; offset by (a) $2.9 million in gain on bargain purchase from business combinations and (b) $1.0 million in gain from disposal of assets.
For the years ended December 31, 2015, 2014 and 2013, a vast majority of the net credit in changes in operating assets and liabilities was attributable to the increase in Vacation Interest notes receivable. A significant portion of our Vacation Interest sales revenue is financed and a substantial portion of the new consumer loans are monetized through our conduit and securitization financings and results in an increase in cash flows from financing activities.
Cash Flows Used in Investing Activities. During the year ended December 31, 2015, net cash used in investing activities was $203.7 million, comprised of (i) $167.4 million related to the purchase of assets in connection with Gold Key Acquisition; (ii) $9.0 million used to purchase intangible assets, primarily associated with the acquisition of intangible assets pursuant to the Master Agreement; (iii) $26.3 million used to purchase property and equipment, primarily associated with information technology related projects and equipment and renovation projects at certain sales centers; and (iv) $1.5 million related to the investment in the joint venture in Asia, offset by $0.6 million in proceeds from the sale of assets in our European operations.
During the year ended December 31, 2014, net cash used in investing activities was $17.1 million, comprised of $18.0 million used to purchase property and equipment, primarily associated with the information technology related projects and equipment and renovation projects at certain sales centers, offset by $0.9 million in proceeds from the sale of assets in our European operations.
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
Cash Flows From Financing Activities. During the year ended December 31, 2015, net cash provided by financing activities was $63.8 million. Cash provided by financing activities consisted of (i) $649.2 million from the issuance of debt under our securitization notes and Funding Facilities; (ii) $147.0 million in proceeds from the Incremental Term Loan portion of the Senior Credit Facility; (iii) $2.9 million from proceeds from the exercise of stock options; and (iv) $0.9 million in excess tax benefits from stock-based compensation, offset by (a) $515.7 million payments on securitization Notes and Funding Facilities; (b) $163.5 million for the repurchase of our common stock; (c) $18.1 million for repayments on Senior Credit Facility; (d) a $13.8 million decrease in cash in escrow and restricted cash; (e) $13.0 million for repayments on Notes payable; (f) $11.7 million for payments on debt issuance costs; and (g) $0.3 million in payments for derivative instrument.
During the year ended December 31, 2014, net cash provided by financing activities was $104.9 million. Cash provided by financing activities consisted of (i) $466.3 million from the issuance of debt under our securitization notes and Funding Facilities; (ii) $442.8 million in proceeds from the term loan portion of the Senior Credit Facility; (iii) an $9.4 million decrease in cash in escrow and restricted cash; (iv) $3.4 million in proceeds from the exercise of stock options; and (v) $1.1 million from the issuance of notes payable. These amounts were offset in part by cash used in financing activities consisting of (a) $404.7 million in connection with the redemption of our Senior Secured Notes (including $30.2 million of redemption premium paid in cash using proceeds from the Senior Credit Facility); (b) $348.5 million in repayments on our securitization notes and Funding Facilities; (c) $30.7 million in repayments on notes payable; (d) $16.1 million for the repurchase of our common stock; (e) $15.9 million of debt issuance costs; and (f) $2.2 million in repayments on the term loan portion of the Senior Credit Facility.
During the year ended December 31, 2013, net cash provided by financing activities was $80.0 million. Cash provided by financing activities consisted of (i) $552.7 million from the issuance of debt under our securitization notes and Funding Facilities; (ii) $204.3 million in proceeds from the IPO, net of related costs; (iii) $15.0 million from the issuance of debt under our previous revolving credit facility; and (iv) $5.4 million from issuance of notes payable. These amounts were offset in part by cash used in financing activities consisting of (a) $427.5 million in repayments on our securitization notes and Funding Facilities; (b) $137.2 million in repayments on notes payable; (c) $56.6 million in repayments on the Senior Secured Notes, including redemption premium; (d) a $38.6 million increase in cash in escrow and restricted cash; (e) $15.0 million in repayment of borrowings under our previous revolving credit facility; (f) $10.3 million for the repurchase of outstanding warrants to purchase shares of DRC common stock; (g) $10.0 million of debt issuance costs; and (h) $2.0 million in payments related to early extinguishment of notes payable.

Indebtedness - The following table presents selected information on our borrowings as of the dates presented below (dollars in thousands):

	December 31, 2015						December 31, 2014
	Principal Balance	Weighted Average Interest Rate	Maturity	Gross Amount of Vacation Interests Notes Receivable Collateral	Borrowing / Funding Availability		Principal Balance
Senior Credit Facility	$574,666	5.5%	5/9/2021	$—	$25,000		$442,775
Original Issue discount related to Senior Credit Facility	(4,735)			—	—		(2,055)
Notes payable-insurance policies	4,586	2.4%	Various	—	—		4,286
Notes payable-other	164	5.0%	Various	—	—		326
Total Corporate Indebtedness	574,681			—	25,000		445,332

Diamond Resorts Trust Series 2015-2 (1)	172,583	3.1%	5/22/2028	180,090	—		—
Diamond Resorts Owner Trust Series 2014-1 (1)	140,256	2.6%	5/20/2027	151,096	—		247,992
Diamond Resorts Trust Series 2015-1 (1)	126,776	2.8%	7/20/2027	133,860	—		—
Diamond Resorts Owner Trust 2013-2 (1)	84,659	2.3%	5/20/2026	94,065	—		131,952
DRI Quorum Facility and Island One Quorum Funding Facility (1)	45,411	4.6%	12/31/2017	45,270	54,589	(2)	52,315
Diamond Resorts Owner Trust Series 2013-1 (1)	30,681	2.0%	1/20/2025	34,091	—		42,838
Conduit Facility (1)	22,538	2.8%	4/10/2017	24,200	177,462	(2)	—
Diamond Resorts Owner Trust Series 2011 (1)	12,073	4.0%	3/20/2023	12,752	—		17,124
Original issue discount related to Diamond Resorts Owner Trust Series 2011	(103)			—	—		(156)
Diamond Resorts Tempus Owner Trust 2013 (1)	7,884	6.0%	12/20/2023	13,353	—		17,143
Total Securitization Notes and Funding Facilities	642,758			688,777	232,051		509,208
Total	$1,217,439			$688,777	$257,051		$954,540

(1) Non-recourse indebtedness
(2) Borrowing / funding availability is calculated as the difference between the maximum commitment amount and the outstanding principal balance; however, the actual availability is dependent on the amount of eligible loans that serve as the collateral for such borrowings.

Senior Credit Facility. On May 9, 2014, we and DRC entered into a credit agreement (the "Senior Credit Facility Agreement") with Credit Suisse AG, acting as the administrative agent and the collateral agent for various lenders. The Senior Credit Facility Agreement originally provided for a $470.0 million Senior Credit Facility (including a $445.0 million term loan, issued with 0.5% of original issue discount and having a term of seven years and a $25.0 million revolving line of credit having a term of five years). Borrowings pursuant to the Senior Credit Facility bear interest, at our option, at a variable rate equal to LIBOR plus 450 basis points, with a one percent LIBOR floor applicable only to the term loan portion of the Senior Credit Facility, or an alternate base rate plus 350 basis points and mature on May 9, 2021.
On December 22, 2014, we entered into a First Amendment to the Senior Credit Facility Agreement, which allowed the accelerated use of restricted payments for our stock repurchase program (the “First Amendment”). On December 3, 2015, we entered into a Second Amendment and First Incremental Assumption Agreement (the “Second Amendment”) to the Senior Credit Facility Agreement. The Second Amendment provides for an additional $150.0 million Incremental Term Loan that bears the same interest rate and terms as described for the original term loan above. We received $147.0 million in proceeds upon the closing of the Incremental Term Loan, which was issued with a 2.0% original issue discount. See "Note 16—Borrowings" of our consolidated financial statements included elsewhere in this annual report for other significant terms and covenant requirements of the Senior Credit Facility.
As indicated in "Note 16—Borrowings" of our consolidated financial statements included elsewhere in this annual report, covenants in the Senior Credit Facility Agreement requiring us to prepay outstanding amounts under the term loan using a portion of our excess cash flows, and covenants limiting our ability to incur indebtedness, to make certain investments and to pay dividends or make other equity distributions and purchase or redeem capital stock and the financial covenant compliance that is triggered by having more than 25% of the revolving credit commitment outstanding at the end of any quarter, are determined by reference to Adjusted EBITDA for us and our restricted subsidiaries. Covenants included in the Notes Indenture that governed the Senior Secured Notes were similarly determined by reference to Adjusted EBITDA for us and our restricted subsidiaries. As of December 31, 2015, all of our subsidiaries were designated as restricted subsidiaries, as defined in the Senior Credit Facility Agreement.
Adjusted EBITDA for us and our restricted subsidiaries is derived from our Adjusted EBITDA, which we calculate in accordance with the Senior Credit Facility Agreement as our net income (loss), plus: (i) corporate interest expense; (ii) provision (benefit) for income taxes; (iii) depreciation and amortization; (iv) Vacation Interests cost of sales; (v) loss on extinguishment of debt; (vi) impairments and other non-cash write-offs; (vii) loss on the disposal of assets; (viii) amortization of loan origination costs; (ix) amortization of net portfolio premiums; and (x) stock-based compensation expense; less (a) gain on the disposal of assets; (b) gain on bargain purchase from business combination; and (c) amortization of net portfolio discounts. Adjusted EBITDA is a non-U.S. GAAP financial measure and should not be considered in isolation from, or as an alternative to net cash provided by (used in) operating activities or any other measure of liquidity, or as an alternative to net income (loss), operating income (loss) or any other measure of financial performance, in any such case calculated and presented in accordance with U.S. GAAP. Provided below is additional information regarding the calculation of Adjusted EBITDA for purposes of the Senior Credit Facility Agreement.
Corporate interest expense is added back because interest expense is a function of outstanding indebtedness, not operations, and can be dependent on a company’s capital structure, debt levels and credit ratings. Accordingly, corporate interest expense can vary greatly from company to company and across periods for the same company; however, in calculating Adjusted EBITDA, interest expense related to lines of credit secured by the Vacation Interests notes receivable generated in the normal course of selling Vacation Interests is not added back to net income (loss) because this borrowing is necessary to support our Vacation Interests sales and finance business.
Loss on extinguishment of debt includes the effect of write-offs of capitalized debt issuance costs and original issue discounts due to payoff or substantial modifications of the terms of our indebtedness. While the amounts recorded by us with respect to these events include both cash and non-cash items, the entire amounts are related to financing events, and not our ongoing operations. Accordingly, these amounts are treated similarly to corporate interest expense and are added back to net income in our Adjusted EBITDA calculation.
Vacation Interests cost of sales is excluded from our Adjusted EBITDA calculation because the method by which we are required to record Vacation Interests cost of sales pursuant to ASC 978, “Real Estate-Time-Sharing Activities" ("ASC 978") (a method designed for companies that, unlike us, engage in significant timeshare development activity) includes various projections and estimates, which are subject to significant uncertainty. Due to the cumulative “true-up” adjustment required by this method, as discussed below, this method can cause major swings in our reported operating income.
Pursuant to ASC 978, if we review our projections and determine that our estimated Vacation Interests cost of sales was higher (or lower) than our actual Vacation Interests cost of sales for the prior life of the project (which, for us, goes back to our acquisition of Sunterra Corporation in 2007), we apply the higher (or lower) Vacation Interests cost of sales retroactively. In such a case, our Vacation Interests cost of sales for the current period will be increased (or reduced) by the entire aggregate amount by which we underestimated (or overestimated) Vacation Interests cost of sales over such period (reflecting a cumulative adjustment extending back to the beginning of the current period). For additional information regarding how we record Vacation Interests cost of sales, see "Note 2—Summary of Significant Accounting Policies—Vacation Interests Cost of Sales" of our consolidated financial statements included elsewhere in this annual report.
Vacation Interests sales revenue does not accrue until collectability is reasonably assured, and is not subject to cumulative adjustments similar to those required in determining Vacation Interests cost of sales pursuant to ASC 978. As a result, Vacation Interests sales revenue is included in the calculation of Adjusted EBITDA, even though Vacation Interests cost of sales is excluded from such calculation.
Stock-based compensation expense is excluded from our Adjusted EBITDA calculation because it represents a non-cash item. We calculate our stock-based compensation expense utilizing the Black-Scholes option pricing model that is dependent on management's estimate of the expected volatility, the average expected option life, the risk-free interest rate, the expected annual dividend per share and the annual forfeiture rate. A small change in any of the estimates could have a material impact on the stock-based compensation expense. Accordingly, stock-based compensation expense can vary greatly from company to company and across periods for the same company.
In addition to covenants contained in the Senior Credit Facility Agreement, financial covenants governing the Conduit Facility and the Diamond Resorts Tempus Owner Trust 2013 Notes issued on November 20, 2013 with a face value of $31.0 million (the "Tempus 2013 Notes") are determined by reference to measures calculated in a manner similar to the calculation of Adjusted EBITDA.
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

•
we make expenditures to replenish VOI inventory (principally pursuant to our IRAAs and in connection with our strategic acquisitions), and Adjusted EBITDA does not reflect our cash requirements for these expenditures or certain costs of carrying such inventory (which are capitalized); and

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
The following tables present Adjusted EBITDA as calculated in accordance with, and for purposes of covenants contained in, the Senior Credit Facility Agreement, reconciled to each of (i) our net cash provided by (used in) operating activities and (ii) our net income (loss) for the years ended December 31, 2015, 2014 and 2013.

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Net cash provided by (used in) operating activities	$175,894	$121,314	$(2,158)
Provision for income taxes	102,170	50,234	5,777
Provision for uncollectible Vacation Interests sales revenue (a)	(80,772)	(57,202)	(44,670)
Amortization of capitalized financing costs and original issue discounts (a)	(6,233)	(5,337)	(7,079)
Non-cash expense related to the Alter Ego Suit (a)	—	—	(5,508)
Deferred income taxes (b)	(46,146)	(24,424)	(3,264)
Excess tax benefits from stock-based compensation (c)	922	—	—
Loss on foreign currency (d)	(1,210)	(362)	(245)
Gain on mortgage purchase (a)	515	621	111
Unrealized loss on derivative instruments (e)	(462)	—	—
Unrealized loss on post-retirement benefit plan (f)	—	(171)	(887)
Loss on investment in joint venture (a)	(122)	—	—
Corporate interest expense (g)	31,581	41,871	72,215
Change in operating assets and liabilities excluding acquisitions (h)	169,278	129,449	149,178
Vacation Interests cost of sales (i)	28,721	63,499	56,695
Adjusted EBITDA - Consolidated	$374,136	$319,492	$220,165

(a)	Represents non-cash charge or gain.

(b)
For the years ended December 31, 2015 and 2014, represents the deferred income tax liability arising from differences between the treatment of income and expenses for financial reporting purposes as compared to income tax return purposes. For the year ended December 31, 2013, represents the deferred income tax liability arising from the difference between the treatment for financial reporting purposes as compared to income tax return purposes, primarily related to the Island One Acquisition and the PMR Service Companies Acquisition.

(c)
Represents the amount of excess tax benefit that arises when stock-based compensation recognized on our tax return exceeds stock-based compensation recognized in our consolidated statement of operations and comprehensive income (loss).

(d)
Represents net realized losses on foreign exchange transactions settled at unfavorable exchange rates and unrealized net losses resulting from the devaluation of foreign currency-denominated assets and liabilities.

(e)	Represents the effects of the changes in mark-to-market valuations of derivative assets and liabilities.

(f)
Represents unrealized loss on our post-retirement benefit plan related to a collective labor agreement entered into with the employees of our two resorts in St. Maarten; this plan was transferred to the St. Maarten HOAs during the quarter ended September 30, 2015 in connection with the St. Maarten Deconsolidation.

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

(i)	We record Vacation Interests cost of sales using the relative sales value method in accordance with ASC 978, which requires us to make significant estimates which are subject to significant uncertainty. In determining the appropriate amount of costs using the relative sales value method, we rely on complex, multi-year financial models that incorporate a variety of estimated inputs. These models are reviewed on a regular basis, and the relevant estimates used in the models are revised based upon historical results and management's new estimates.

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Net income (loss)	$149,478	$59,457	$(2,525)
Plus: Corporate interest expense (a)	31,581	41,871	72,215
Provision for income taxes	102,170	50,234	5,777
Depreciation and amortization (b)	34,521	32,529	28,185
Vacation Interests cost of sales (c)	28,721	63,499	56,695
Loss on extinguishment of debt (d)	—	46,807	15,604
Impairments and other non-cash write-offs (b)	12	240	1,587
Gain on the disposal of assets (b)	(8)	(265)	(982)
Gain on bargain purchase from business combinations (b)(e)	—	—	(2,879)
Amortization of loan origination costs (b)	12,635	8,929	5,419
Amortization of net portfolio premium (discounts) (b)	78	(11)	536
Stock-based compensation (f)	14,948	16,202	40,533
Adjusted EBITDA - Consolidated	$374,136	$319,492	$220,165

(a)	Corporate interest expense does not include interest expense related to non-recourse indebtedness incurred by our special-purpose subsidiaries that is secured by our VOI consumer loans.

(b)	These items represent non-cash charges/gains.

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

(d)
For the year ended December 31, 2014, represents (i) $30.2 million of redemption premium paid on June 9, 2014 in connection with the redemption of the outstanding Senior Secured Notes using proceeds from the term loan portion of the Senior Credit Facility and (ii) $16.6 million of unamortized debt issuance costs and debt discount written off upon the extinguishment of the Senior Secured Notes, our previous revolving credit facility and three inventory loans (previously entered into in connection with various acquisitions). For the year ended December 31, 2013, represents (1) $6.1 million of redemption premium paid on August 23, 2013 in connection with the Tender Offer and $2.4 million of the unamortized debt discount and debt issuance cost associated with the Senior Secured Notes, (2) $4.9 million of the unamortized debt issuance cost written off and the additional exit fees paid upon the extinguishment of two acquisition loans (previously entered into in connection with certain acquisitions) on July 24, 2013 using the proceeds from the IPO; and (3) $2.2 million of the unamortized debt discount and debt issuance cost written off on October 13, 2013 upon the redemption of notes issued under a previous securitization transaction completed in 2009 using proceeds from borrowings under the Conduit Facility.

(e)	Represents the amount by which the fair value of the assets acquired net of the liabilities assumed in the PMR Service Companies Acquisition exceeded the purchase price.

(f)	Represents the non-cash charge related to stock-based compensation expense.

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
Between January 1, 2013 and December 31, 2015, we completed six securitization transactions with a total face value of $959.6 million. Although we completed these securitization and Funding Facilities transactions, we may not be successful in completing similar transactions in the future. We require access to the capital markets in order to fund our operations and may, in the implementation of our growth strategy, become more reliant on third-party financing. If we are unable to continue to participate in securitization or renew and/or replace our Funding Facilities on acceptable terms, our liquidity and cash flows would be materially and adversely affected.
Conduit Facility. Our amended and restated Conduit Facility agreement provides for a $200.0 million facility with a maturity date of April 10, 2017. The Conduit Facility is renewable for 364-day periods at the election of the lenders upon maturity. The overall advance rate on loans receivable in the portfolio is limited to 88% of the aggregate face value of the eligible loans. The Conduit Facility bears interest at either LIBOR or the commercial paper rate (having a floor of 0.50%) plus a usage-fee rate of 2.25%, and had a non-usage fee of 0.75%. See "Note 16—Borrowings" of our consolidated financial statements included elsewhere in this annual report for further details on the Conduit Facility.
Quorum Facility. On September 30, 2015, pursuant to a First Amendment to the Amendment and Restated Loan Sale and Servicing Agreement, we amended the Quorum Facility to increase the aggregate minimum committed amount from $80.0 million to $100.0 million and to extend the term of the agreement to December 31, 2017, provided that Quorum Federal Credit Union may further extend the term for additional periods by written notice. As of December 31, 2015, the weighted average advance rate was 86.2% and the weighted average interest rate was 4.6%.
Securitization Notes. In addition to the Conduit Facility and Quorum Facility, we generally sell or securitize a substantial portion of the consumer loans we generate from our customers through securitization financings. See "Note 16—Borrowings" of our consolidated financial statements included elsewhere in this annual report for further details on the securitization notes.
Notes Payable. Notes Payable primarily consist of unsecured notes to finance premiums on our insurance policies. See "Note 16—Borrowings" of our consolidated financial statements included elsewhere in this annual report for further detail on these borrowings.
Future Capital Requirements. Over the next 12 months, we expect that our cash flows from operations and the borrowings under the Funding Facilities and the Senior Credit Facility will be available to cover the interest payments due under our indebtedness and fund our operating expenses and other obligations, including any purchases of common stock under our stock repurchase program. See "Liquidity and Capital Resources—Overview" for further detail on the stock repurchase program.
Our future capital requirements will depend on many factors, including the growth of our consumer financing activities, the expansion of our hospitality management operations and potential acquisitions. Our ability to secure short-term and long-term financing in the future will depend on a variety of factors, including our future profitability, the performance of our consumer loan receivable portfolio, our relative levels of debt and equity, our credit ratings and the overall condition of the credit and securitization markets. There can be no assurances that any such financing will be available to us. If we are unable to secure short-term and long-term financing in the future or if cash flows from operations are less than expected, our liquidity and cash flows would be materially and adversely affected, we may be required to curtail our sales and marketing operations and we may not be able to implement our growth strategy.

Deferred Taxes. As of December 31, 2015, we had available $137.8 million of unused federal NOLs, $159.1 million of unused state NOLs, and $113.0 million of foreign NOLs with expiration dates from 2021 through 2033 (except for certain foreign NOLs that do not expire) that may be applied against future taxable income, subject to certain limitations. As a result of the IPO and the resulting change in ownership, our federal NOLs are limited under Internal Revenue Code Section 382. State NOLs are subject to similar limitations in many cases.
We expect the rate at which we pay cash taxes to be substantially less than the statutory tax rate for the foreseeable future.
Commitments and Contingencies. From time to time, we or our subsidiaries are subject to certain legal proceedings and claims in the ordinary course of business. See "Item 3. Legal Proceedings."
Off-Balance Sheet Arrangements. As of December 31, 2015, we did not have any off-balance sheet arrangements (as defined in Item 303(a)(4) of Regulation S-K).
Contractual Obligations. The following table presents obligations and commitments to make future payments under contracts and under contingent commitments as of December 31, 2015 (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior Credit Facility, including interest payable	$740,948	$31,607	$74,353	$73,056	$561,932
Securitization notes and Funding Facilities, including interest payable (1)	706,234	154,598	258,068	108,524	185,044
Notes payable, including interest payable	4,801	4,801	—	—	—
Purchase obligations	3,913	3,913	—	—	—
Operating lease obligations	45,316	15,461	19,276	6,426	4,153
Total	$1,501,212	$210,380	$351,697	$188,006	$751,129

 (1) Assumes certain estimates for payments and cancellations on collateralized outstanding Vacation Interests notes.

Our accrued liabilities in the consolidated balance sheet included elsewhere in this annual report include unrecognized tax benefits. As of December 31, 2015, we had gross unrecognized tax benefits of $77.7 million. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities; therefore, such amounts are not included in the contractual obligations table above.
Information Regarding Geographic Areas of Operation. See "Note 26—Segment Reporting" of our consolidated financial statements included elsewhere in this annual report for our geographic segment information.

Recently Issued Accounting Pronouncements
See "Note 2—Summary of Significant Accounting Policies—Recently Issued Accounting Pronouncements" of our consolidated financial statements included elsewhere in this annual report for a discussion of the recently issued accounting pronouncements that impact us.

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
Interest Rate Risk. We are exposed to interest rate risk through our variable rate indebtedness, including the Conduit Facility and the Senior Credit Facility. We have attempted to manage our interest rate risk through the use of derivative financial instruments. For example, we are required to hedge 90% of the outstanding note balance under the Conduit Facility. We do not hold or issue financial instruments for trading purposes and do not enter into derivative transactions that would be considered speculative positions. To manage exposure to counterparty credit risk in interest rate swap and cap agreements, we enter into agreements with highly rated institutions that can be expected to fully perform under the terms of such agreements. At December 31, 2015, our derivative financial instruments consisted of an interest rate swap agreement, which did not qualify for hedge accounting. Interest differentials resulting from our derivative financial instruments are recorded on an accrual basis as an adjustment to interest expense.

To the extent we assume additional variable rate indebtedness in the future, any increase in interest rates beyond amounts covered under any corresponding derivative financial instruments, particularly if sustained, could have an adverse effect on our results of operations, cash flows and financial position. We cannot assure that any hedging transactions we enter into will adequately mitigate the adverse effects of interest rate increases or that counterparties in those transactions will honor their obligations.
Additionally, we derive net interest income from our consumer financing activities to the extent the interest rates we charge our customers who finance their purchases of VOIs exceed the variable interest rates we pay to our lenders. Because our Vacation Interests notes receivable generally bear interest at fixed rates, future increases in interest rates may result in a decline in our net interest income.
As of December 31, 2015, 49.1% of our borrowings, or $597.2 million, bore interest at variable rates. However, all of our variable-rate borrowings require a minimal interest rate floor when LIBOR is below certain levels. Assuming the level of variable-rate borrowings outstanding at December 31, 2015, and assuming a one percentage point increase in the 2015 average interest rate payable on these borrowings, we estimate that our interest expense would have increased and pre-tax income would have decreased by $1.9 million for the year ended December 31, 2015.
Foreign Currency Translation Risk. In addition to our operations throughout the U.S., we conduct operations in international markets from which we receive, at least in part, revenues in foreign currencies. For example, we receive Euros and British Pounds Sterling in connection with operations in our European managed resorts and European VOI sales and Mexican Pesos in connection with our operations in Mexico. Because our financial results are reported in U.S. dollars, fluctuations in the value of the Euro, British Pound Sterling and Mexican Peso against the U.S. dollar have had, and will continue to have, an effect, which may be significant, on our reported financial results. In addition, in connection with the Intrawest Acquisition in January 2016, we expanded our international operations by acquiring VOI sales operations and management contracts at six resorts in Canada. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview" for further discussion related to the Intrawest Acquisition.
A decline in the value of any of the foreign currencies in which we receive revenues, including the Euro, British Pound Sterling, Mexican Peso or Canadian dollar, against the U.S. dollar will tend to reduce our reported revenues and expenses, while an increase in the value of any such foreign currencies against the U.S. dollar will tend to increase our reported revenues and expenses. Variations in exchange rates could affect the comparability of our financial results between financial periods; however, since sales of Vacation Interests in our North American and Caribbean resorts, a majority of which are to customers in the U.S. and Canada and are transacted in U.S. dollars, have historically accounted for more than 90% of our consolidated Vacation Interests sales revenue, and management and member services revenue is similarly concentrated, we do not expect the variations in exchange rates to have a material impact on our financial results.
For additional information on the potential impact of exchange rate fluctuations on our financial results, see "Item 1A. Risk Factors—Fluctuations in foreign currency exchange rates may affect our reported results of operations."

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See "Audited Consolidated Financial Statements" commencing on page F-1 hereof.

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

Management's Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this assessment, our management concluded that, as of December 31, 2015, our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by our independent registered public accounting firm, as stated in its attestation report which is included herein.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on the Effectiveness of Controls
Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in a cost-effective control system, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our company have been detected.
These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur due to simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate due to changes in conditions or deterioration in the degree of compliance with policies and procedures.

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Diamond Resorts International, Inc.
Las Vegas, Nevada
We have audited Diamond Resorts International, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Diamond Resorts International, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Diamond Resorts International, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Diamond Resorts International, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015 and our report dated February 29, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Las Vegas, Nevada
February 29, 2016

ITEM 9B.    OTHER INFORMATION

As previously disclosed, we and our indirect wholly-owned subsidiary, Diamond Resorts Kona Development, LLC (the “Kona Buyer”), entered into the Kona Agreement with the Kona Seller, an affiliate of Och-Ziff Real Estate, related to the development by the Kona Seller of a new resort on property to be acquired by the Kona Seller located in Kona, Hawaii.
 On February 25, 2016, we entered into a First Amendment to the Kona Agreement (the “Kona Amendment”) with the Kona Buyer and the Kona Seller, extending the Feasibility Period and the Termination Outside Date, each as defined in the Kona Agreement, to June 30, 2016 and July 7, 2016, respectively. The description of the Kona Amendment set forth above is qualified in its entirety by reference to the full text of the Kona Amendment, which is attached as Exhibit 10.66 to this annual report on Form 10-K and is incorporated herein by reference.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the information to be set forth under the captions "Proposal No.1—Election of Directors," "—Nominees," "—Other Continuing Directors," "Executive Officers," "Governance of the Company" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement in connection with our 2016 Annual Meeting of Stockholders (the "2016 Proxy Statement"), which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2015 pursuant to Regulation 14A.

ITEM 11.     EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the information to be set forth under the captions "Executive Compensation" and "Director Compensation" in the 2016 Proxy Statement.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to the information to be set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2016 Proxy Statement.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE
The information required by this item is incorporated by reference to the information to be set forth under the captions "Certain Relationships and Related Transactions" and "Director Independence" in the 2016 Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to the information to be set forth under the caption “Proposal No.3 —Ratification of Appointment of Independent Registered Public Accounting Firm—Independent Auditor Fees” in the 2016 Proxy Statement.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this Annual Report

1. Consolidated Financial Statements
See the consolidated financial statements required to be filed in this Form 10-K commencing on page F-1 hereof.
2. Exhibits

Exhibit	Description
2.1
Asset Purchase Agreement, dated as of October 24, 2011, among Pacific Monarch Resorts, Inc., Vacation Interval Realty, Inc., Vacation Marketing Group, Inc., MGV Cabo, LLC, Desarrollo Cabo Azul, S. de R.L. de C.V., Operadora MGVM S. de R.L. de C.V., and DPM Acquisition, LLC (incorporated by reference to Exhibit 10.1 to Diamond Resorts Corporation’s Current Report on Form 8-K filed on October 28, 2011**)

2.2
Asset Purchase Agreement, dated as of August 14, 2015, by and among Diamond Resorts Corporation, Ocean Beach Club, LLC, Gold Key Resorts, LLC, Professional Hospitality Resources, Inc., Vacation Rentals, LLC and Resort Promotions, Inc. (incorporated by reference to Exhibit 2.1 to Diamond Resorts International, Inc.’s Quarterly Report on Form 10-Q filed on November 4, 2015***)

3.1
Amended and Restated Certificate of Incorporation of Diamond Resorts International, Inc. (incorporated by reference to Exhibit 3.1 to Diamond Resorts International, Inc.’s Quarterly Report on Form 10-Q filed on August 8, 2013***)

3.2
Amended and Restated Bylaws of Diamond Resorts International, Inc. (incorporated by reference to Exhibit 3.2 to Diamond Resorts International, Inc.’s Quarterly Report on Form 10-Q filed on August 8, 2013***)

4.1
Form of Common Stock Certificate of Diamond Resorts International, Inc. (incorporated by reference to Exhibit 4.1 to Diamond Resorts International, Inc.'s Amendment No. 1 to Registration Statement on Form S-1 filed on July 9, 2013****)

10.1
Purchase Agreement, dated as of April 30, 2010, by and between Diamond Resorts Finance Holding Company and DRI Quorum 2010 LLC (incorporated by reference to Exhibit 10.11 to Amendment No. 1 to Diamond Resorts Corporation’s Registration Statement on Form S-4 filed on May 2, 2011**)

10.2
Indenture, dated as of April 1, 2011, by and among Diamond Resorts Owner Trust 2011-1, Diamond Resorts Financial Services, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.7 to Diamond Resorts Corporation’s Annual Report on Form 10-K filed on March 30, 2012**)

10.3
Note Purchase Agreement, dated as of April 21, 2011, by and between Diamond Resorts Owner Trust 2011-1 and Diamond Resorts Corporation, and confirmed and accepted by Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 10.8 to Diamond Resorts Corporation’s Annual Report on Form 10-K filed on March 30, 2012**)

10.4
Second Amended and Restated Registration Rights Agreement, dated as of July 21, 2011, by and among Diamond Resorts Parent, LLC and the parties named therein (incorporated by reference to Exhibit 10.6 to Diamond Resorts Corporation’s Current Report on Form 8-K filed on July 26, 2011**)

10.5*
Seventh Amended and Restated Indenture, dated as of January 20, 2016, among Diamond Resorts Issuer 2008 LLC, as issuer, Diamond Resorts Financial Services, Inc., as servicer, Wells Fargo Bank, National Association, as trustee, as custodian and as back-up servicer, and Credit Suisse AG, New York Branch, as Administrative Agent

10.6
Fifth Amended and Restated Sale Agreement, entered into on February 5, 2015 and dated as of January 30, 2015, among Diamond Resorts Depositor 2008 LLC and Diamond Resorts Issuer 2008 LLC (incorporated by reference to Exhibit 10.2 to Diamond Resorts International, Inc.’s Current Report on Form 8-K filed on February 9, 2015***)

10.7
Fifth Amended and Restated Purchase Agreement, entered into on February 5, 2015 and dated as of January 30, 2015, among Diamond Resorts Finance Holding Company and Diamond Resorts Depositor 2008 LLC (incorporated by reference to Exhibit 10.3 to Diamond Resorts International, Inc.’s Current Report on Form 8-K filed on February 9, 2015***)

10.8
Lease, dated as of January 16, 2008, by and between H/MX Health Management Solutions, Inc. and Diamond Resorts Corporation (incorporated by reference to Exhibit 10.15 to Amendment No. 1 to Diamond Resorts Corporation’s Registration Statement on Form S-4 filed on May 2, 2011**)

10.9
Terms of Engagement Agreement for Individual Independent Contractor, dated as of June 2009, by and between Praesumo Partners, LLC and Diamond Resorts Centralized Services USA, LLC, as amended by the Extension Agreement, effective as of June 1, 2010, by and between Praesumo Partners, LLC and Diamond Resorts Centralized Services Company, successor to Diamond Resorts Centralized Services USA, LLC, and the Amendment to Extension Agreement, dated as of January 1, 2011, by and between Praesumo Partners, LLC and Diamond Resorts Centralized Services Company, successor to Diamond Resorts Centralized Services USA, LLC (incorporated by reference to Exhibit 10.16 to Amendment No. 1 to Diamond Resorts Corporation’s Registration Statement on Form S-4 filed on May 2, 2011**)

10.10
Third Extension Agreement, dated as of August 20, 2014, by and between Praesumo Partners, LLC and Diamond Resorts Centralized Services Company, successor to Diamond Resorts Centralized Services USA, LLC (incorporated by reference to Exhibit 10.1 to Diamond Resorts International, Inc.’s Current Report on Form 8-K filed on August 22, 2014***)

10.11
Fourth Extension Agreement, dated August 5, 2015, among Diamond Resorts Centralized Services Company and Praesumo Partners, LLC (incorporated by reference to Exhibit 10.1 to Diamond Resorts International, Inc.’s Current Report on Form 8-K filed on August 11, 2015***)

10.12
Marketing Agreement, dated as of April 30, 2010, by and between Diamond Resorts International Marketing, Inc. and Quorum Federal Credit Union (incorporated by reference to Exhibit 10.1 to Diamond Resorts Corporation’s Quarterly Report on Form 10-Q filed May 15, 2012**)

10.13
First Amendment to Marketing Agreement, dated as of April 27, 2012, by and between Diamond Resorts International Marketing, Inc. and Quorum Federal Credit Union (incorporated by reference to Exhibit 10.2 to Diamond Resorts Corporation’s Quarterly Report on Form 10-Q filed May 15, 2012**)

10.14
Lease Agreement between 1450 Center Crossing Drive, LLC and Diamond Resorts Corporation for rental of office building (incorporated by reference to Exhibit 10.3 to Diamond Resorts Corporation’s Quarterly Report on Form 10-Q filed August 14, 2012**)

10.15
Amended and Restated Loan Sale and Servicing Agreement, dated as of December 31, 2012, by and among DRI Quorum 2010 LLC, Quorum Federal Credit Union, Diamond Resorts Financial Services, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.37 to Diamond Resorts Corporation’s Annual Report on Form 10-K filed on April 1, 2013**)

10.16
First Amendment to Amended and Restated Loan Sale and Servicing Agreement, dated as of September 30, 2015, among DRI Quorum 2010 LLC, as seller, Diamond Resorts Financial Services, Inc., as servicer, Wells Fargo Bank, National Association, as back-up servicer, and Quorum Federal Credit Union, a federally chartered credit union, as Buyer (incorporated by reference to Exhibit 10.1 to Diamond Resorts International, Inc.’s Current Report on Form 8-K filed on October 5, 2015***)

10.17
Sale Agreement, dated as of January 23, 2013, by and between Diamond Resorts Seller 2013-1, LLC and Diamond Resorts Owner Trust 2013-1 (incorporated by reference to Exhibit 10.1 to Diamond Resorts Corporation’s Current Report on Form 8-K filed on January 29, 2013**)

10.18
Indenture, dated as of January 23, 2013, by and among Diamond Resorts Owner Trust 2013-1, Diamond Resorts Financial Services, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to Diamond Resorts Corporation’s Current Report on Form 8-K filed on January 29, 2013**)

10.19
Exchange Agreement, dated as of July 17, 2013, by and among Diamond Resorts International, Inc., Diamond Resorts Parent, LLC and the members of Diamond Resorts Parent, LLC party thereto (incorporated by reference to Exhibit 10.4 to Diamond Resorts International, Inc.’s Quarterly Report on Form 10-Q filed on August 8, 2013***)

10.20
Redemption Agreement, dated as of July 17, 2013, by and between Cloobeck Diamond Parent, LLC and the members of Cloobeck Diamond Parent, LLC party thereto (incorporated by reference to Exhibit 10.5 to Diamond Resorts International, Inc.’s Quarterly Report on Form 10-Q filed on August 8, 2013***)

10.21
Director Designation Agreement, dated as of July 17, 2013, by and among Diamond Resorts International, Inc. and the stockholders party thereto (incorporated by reference to Exhibit 10.6 to Diamond Resorts International, Inc.’s Quarterly Report on Form 10-Q filed on August 8, 2013***)

10.22
Stockholders' Agreement, dated as of July 17, 2013, by and among Diamond Resorts International, Inc. and the stockholders party thereto (incorporated by reference to Exhibit 10.7 to Diamond Resorts International, Inc.’s Quarterly Report on Form 10-Q filed on August 8, 2013***)

10.23
First Amendment to Stockholders’ Agreement, dated as of August 11, 2014, by and among Diamond Resorts International, Inc. and the stockholders party thereto (incorporated by reference to Exhibit 10.1 to Diamond Resorts International, Inc.’s Current Report on Form 8-K filed on August 13, 2014***)

10.24+	Form of Directors' Indemnification Agreement (incorporated by reference to Exhibit 10.46 to Diamond Resorts International, Inc.'s Registration Statement on Form S-1 filed on June 14, 2013**** )
10.25+
Diamond Resorts International, Inc. 2013 Incentive Compensation Plan (incorporated by reference to Exhibit 10.48 to Diamond Resorts International, Inc.'s Amendment No. 1 to Registration Statement on Form S-1 filed on July 9, 2013****)

10.26+
Form of Stock Option Award Agreement (incorporated by reference to Exhibit 10.49 to Diamond Resorts International, Inc.'s Amendment No. 1 to Registration Statement on Form S-1 filed on July 9, 2013****)

10.27+
Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.50 to Diamond Resorts International, Inc.'s Amendment No. 1 to Registration Statement on Form S-1 filed on July 9, 2013**** )

10.28+
Diamond Resorts International, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.51 to Diamond Resorts International, Inc.'s Amendment No. 1 to Registration Statement on Form S-1 filed on July 9, 2013****)

10.29+
Diamond Resorts International, Inc. 2015 Equity Incentive Compensation Plan (the “2015 Equity Incentive Plan”) (incorporated by reference to Exhibit 10.6 to Diamond Resorts International, Inc.'s Current Report on Form 8-K filed on May 26, 2015***)

10.30+
Form of Non-Qualified Stock Option Agreement under the 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to Diamond Resorts International, Inc.'s Current Report on Form 8-K filed on May 26, 2015***)

10.31+
Form of Restricted Stock Agreement under the 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to Diamond Resorts International, Inc.'s Current Report on Form 8-K filed on May 26, 2015***)

10.32+
Form of Restricted Stock Unit Agreement under the 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to Diamond Resorts International, Inc.'s Current Report on Form 8-K filed on May 26, 2015***)

10.33+
Form of Non-Employee Director Deferred Stock Agreement under the 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to Diamond Resorts International, Inc.'s Current Report on Form 8-K filed on May 26, 2015***)

10.34+	Diamond Resorts International, Inc. Bonus Compensation Plan (incorporated by reference to Exhibit 10.11 to Diamond Resorts International, Inc.'s Current Report on Form 8-K filed on May 26, 2015***)
10.35
Credit Agreement, dated as of September 11, 2013, by and among Diamond Resorts Corporation, as borrower, Diamond Resorts International, Inc., the lenders party thereto and Credit Suisse AG, as administrative agent, and the exhibits and schedules thereto (incorporated by reference to Exhibit 10.1 to Diamond Resorts International, Inc.'s Current Report on Form 8-K filed on September 17, 2013***)

10.36
Second Amendment and First Incremental Assumption Agreement to the Credit Agreement, dated as of December 3, 2015, among Diamond Resorts International, Inc., Diamond Resorts Corporation, Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and the lender entities party thereto (incorporated by reference to Exhibit 10.1 to Diamond Resorts International, Inc.'s Current Report on Form 8-K filed on December 8, 2015***)

10.37
Indenture, dated as of September 20, 2013, by and among Diamond Resorts Tempus Owner Trust 2013, as issuer, Diamond Resorts Financial Services, Inc., as Servicer, and Wells Fargo Bank, National Association, as indenture trustee and back-up servicer (incorporated by reference to Exhibit 10.1 to Diamond Resorts International, Inc.'s Current Report on Form 8-K filed on September 26, 2013***)

10.38
Sale Agreement, dated as of September 20, 2013, by and among Diamond Resorts Tempus Seller 2013, LLC, as seller, Diamond Resorts Tempus Owner Trust 2013, as issuer, and their respective permitted successors and assigns (incorporated by reference to Exhibit 10.2 to Diamond Resorts International, Inc.'s Current Report on Form 8-K filed on September 26, 2013***)

10.39
Omnibus Amendment, dated as of October 18, 2013, by and among Diamond Resorts Issuer 2008 LLC, as Issuer; Diamond Resorts Corporation, Diamond Resorts Holdings, LLC and Diamond Resorts International, Inc., as Performance Guarantors; Diamond Resorts Depositor 2008 LLC, as Depositor; Diamond Resorts Financial Services, Inc., as Servicer; Wells Fargo Bank, National Association, as Indenture Trustee, Custodian and Back-Up Servicer; Credit Suisse AG, New York Branch, as Administrative Agent and a Funding Agent; GIFS Capital Company, LLC, as Conduit; and Diamond Resorts Finance Holding Company, as Seller (incorporated by reference to Exhibit 10.1 to Diamond Resorts International, Inc.'s Current Report on Form 8-K filed on October 24, 2013***)

10.40
Omnibus Amendment No. 2, dated as of September 26, 2014, by and among Diamond Resorts Issuer 2008 LLC, as Issuer; Diamond Resorts Corporation, Diamond Resorts Holdings, LLC and Diamond Resorts International, Inc., as Performance Guarantors; Diamond Resorts Depositor 2008 LLC, as Depositor; Diamond Resorts Financial Services, Inc., as Servicer; Wells Fargo Bank, National Association, as Indenture Trustee, Custodian and Back-Up Servicer; Credit Suisse AG, New York Branch, as Administrative Agent and a Funding Agent; GIFS Capital Company, LLC, as Conduit; and Diamond Resorts Finance Holding Company, as Seller (incorporated by reference to Exhibit 10.3 to Diamond Resorts International, Inc.’s Quarterly Report on Form 10-Q filed on November 4, 2014***)

10.41
Omnibus Amendment dated June 26, 2015, among Diamond Resorts Issuer 2008 LLC, as issuer, Diamond Resorts Depositor 2008 LLC, as depositor, Diamond Resorts Corporation, Diamond Resorts Holdings, LLC, and Diamond Resorts International, Inc., each in its capacity as performance guarantor, Diamond Resorts Finance Holding Company, as seller, Diamond Resorts Financial Services, Inc., as servicer, Wells Fargo Bank, National Association, as trustee, as custodian and as back-up servicer, GIFS Capital Company, LLC, as a conduit, and Credit Suisse AG, New York Branch, as administrative agent (incorporated by reference to Exhibit 10.1 to Diamond Resorts International, Inc.’s Current Report on Form 8-K filed on July 2, 2015***)

10.42
Omnibus Amendment No. 2, dated July 1, 2015, among Diamond Resorts Issuer 2008 LLC, as issuer, Diamond Resorts Depositor 2008 LLC, as depositor, Diamond Resorts Corporation, Diamond Resorts Holdings, LLC, and Diamond Resorts International, Inc., each in its capacity as performance guarantor, Diamond Resorts Finance Holding Company, as seller, Diamond Resorts Financial Services, Inc., as servicer, Wells Fargo Bank, National Association, as trustee, as custodian and as back-up servicer, GIFS Capital Company, LLC, as a conduit, and Credit Suisse AG, New York Branch, as administrative agent (incorporated by reference to Exhibit 10.13 to Diamond Resorts International, Inc.’s Quarterly Report on Form 10-Q filed on August 5, 2015***)

10.43
Sale Agreement, dated as of November 20, 2013, by and between Diamond Resorts Seller 2013-2, LLC, as Seller, and Diamond Resorts Owner Trust 2013-2, as Issuer, and their respective permitted successors and assigns (incorporated by reference to Exhibit 10.1 to Diamond Resorts International, Inc.’s Current Report on Form 8-K filed on November 26, 2013***)

10.44
Indenture, dated as of November 20, 2013, by and among Diamond Resorts Owner Trust 2013-2, as Issuer, Diamond Resorts Financial Services, Inc., as Servicer, and Wells Fargo Bank, National Association, as Indenture Trustee and Back-up Servicer (incorporated by reference to Exhibit 10.2 to Diamond Resorts International, Inc.’s Current Report on Form 8-K filed on November 26, 2013***)

10.45
Credit Agreement, dated as of May 9, 2014, by and among Diamond Resorts Corporation, Diamond Resorts International, Inc., the lenders party thereto and Credit Suisse AG, as administrative agent and collateral agent, including forms of Security Agreement and Guarantee Agreement and other exhibits and schedules thereto (incorporated by reference to Exhibit 10.1 to Diamond Resorts International, Inc.’s Current Report on Form 8-K filed on May 15, 2014***)

10.46
First Amendment to Credit Agreement, dated as of December 22, 2014, by and among Diamond Resorts Corporation, Diamond Resorts International, Inc., the lenders party thereto and Credit Suisse AG, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to Diamond Resorts International, Inc.’s Current Report on Form 8-K filed on December 30, 2014***)

10.47
Sale Agreement, dated as of November 20, 2014, by and between Diamond Resorts Seller 2014-1, LLC and Diamond Resorts Owner Trust 2014-1 (incorporated by reference to Exhibit 10.1 to Diamond Resorts International, Inc.’s Current Report on Form 8-K filed on November 21, 2014***)

10.48
Indenture, dated as of November 20, 2014, by and among Diamond Resorts Owner Trust 2014-1, Diamond Resorts Financial Services, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to Diamond Resorts International, Inc.’s Current Report on Form 8-K filed on November 21, 2014***)

10.49
Sale Agreement, dated as of July 29, 2015, by and between Diamond Resorts Seller 2015-1, LLC and Diamond Resorts Owner Trust 2015-1 (incorporated by reference to Exhibit 10.1 to Diamond Resorts International, Inc.’s Current Report on Form 8-K filed on August 3, 2015***)

10.50
Indenture, dated as of July 29, 2015, by and among Diamond Resorts Owner Trust 2015-1, Diamond Resorts Financial Services, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to Diamond Resorts International, Inc.’s Current Report on Form 8-K filed on August 3, 2015***)

10.51
Sale Agreement, dated as of November 17, 2015, by and between Diamond Resorts Seller 2015-2, LLC and Diamond Resorts Owner Trust 2015-2 (incorporated by reference to Exhibit 10.1 to Diamond Resorts International, Inc.’s Current Report on Form 8-K filed on November 19, 2015***)

10.52
Indenture, dated as of November 17, 2015, by and among Diamond Resorts Owner Trust 2015-2, Diamond Resorts Financial Services, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to Diamond Resorts International, Inc.’s Current Report on Form 8-K filed on November 19, 2015***)

10.53+
Master Agreement, dated as of January 6, 2015, by and among Diamond Resorts International, Inc., Diamond Resorts Corporation, Hospitality Management and Consulting Service, L.L.C., Stephen J. Cloobeck, Cloobeck Companies, LLC, JHJM Nevada I, LLC and, solely for limited purposes stated therein, Nevada Resort Properties Polo Towers Limited Partnership (incorporated by reference to Exhibit 10.1 to Diamond Resorts International, Inc.’s Current Report on Form 8-K filed on January 6, 2015***)

10.54
Membership Interest Purchase Agreement, dated as of January 6, 2015, by and among Diamond Resorts Corporation, Cloobeck Companies, LLC and Chautauqua Management, LLC (incorporated by reference to Exhibit 10.2 to Diamond Resorts International, Inc.’s Current Report on Form 8-K filed on January 6, 2015***)

10.55
Assignment and Assumption Agreement, dated as of January 6, 2015, by and among Diamond Resorts Corporation, JHJM Nevada I, LLC and Nevada Resort Properties Polo Towers Limited Partnership (incorporated by reference to Exhibit 10.3 to Diamond Resorts International, Inc.’s Current Report on Form 8-K filed on January 6, 2015***)

10.56+
Employment Agreement, dated as of January 1, 2015, by and between Hospitality Management and Consulting Service, L.L.C. and David F. Palmer (incorporated by reference to Exhibit 10.41 to Diamond Resorts International, Inc.'s Annual Report on Form 10-K filed on February 26, 2015***)

10.57+
Employment Agreement, dated as of January 1, 2015, by and between Hospitality Management and Consulting Service, L.L.C. and C. Alan Bentley (incorporated by reference to Exhibit 10.42 to Diamond Resorts International, Inc.’s Annual Report on Form 10-K filed on February 26, 2015***)

10.58+
Employment Agreement, dated as of January 1, 2015, by and between Hospitality Management and Consulting Service, L.L.C. and Howard S. Lanznar (incorporated by reference to Exhibit 10.43 to Diamond Resorts International, Inc.’s Annual Report on Form 10-K filed on February 26, 2015***)

10.59+
Employment Agreement, dated as of January 1, 2015, by and between Hospitality Management and Consulting Service, L.L.C. and Steven F. Bell (incorporated by reference to Exhibit 10.45 to Diamond Resorts International, Inc.’s Annual Report on Form 10-K filed on February 26, 2015***)

10.60+
Employment Agreement, dated May 19, 2015, by and between Diamond Resorts International Marketing, Inc. and Michael Flaskey (incorporated by reference to Exhibit 10.1 to Diamond Resorts International, Inc.’s Current Report on Form 8-K filed on May 26, 2015***)

10.61+
First Amendment to Employment Agreement, dated May 20, 2015, by and between Hospitality Management and Consulting Service, L.L.C. and David F. Palmer (incorporated by reference to Exhibit 10.2 to Diamond Resorts International, Inc.’s Current Report on Form 8-K filed on May 26, 2015***)

10.62+
First Amendment to Employment Agreement, dated May 20, 2015, by and between Hospitality Management and Consulting Service, L.L.C. and C. Alan Bentley (incorporated by reference to Exhibit 10.3 to Diamond Resorts International, Inc.’s Current Report on Form 8-K filed on May 26, 2015***)

10.63+
First Amendment to Employment Agreement, dated May 20, 2015, by and between Hospitality Management and Consulting Service, L.L.C. and Howard S. Lanznar (incorporated by reference to Exhibit 10.4 to Diamond Resorts International, Inc.’s Current Report on Form 8-K filed on May 26, 2015***)

10.64+
First Amendment to Employment Agreement, dated May 20, 2015, by and between Hospitality Management and Consulting Service, L.L.C. and Steven F. Bell (incorporated by reference to Exhibit 10.5 to Diamond Resorts International, Inc.’s Current Report on Form 8-K filed on May 26, 2015***)

10.65
Agreement for the Purchase and Sale of Property, dated as of July 28, 2015, by and between Hawaii Funding LLC, Diamond Resorts Kona Development, LLC and Diamond Resorts International, Inc. (incorporated by reference to Exhibit 10.1 to Diamond Resorts International, Inc.’s Quarterly Report on Form 10-Q filed on November 4, 2015***)

10.66*
First Amendment to Agreement for the Purchase and Sale of Property, dated as of February 25, 2016, by and between Hawaii Funding LLC, Diamond Resorts Kona Development, LLC and Diamond Resorts International, Inc.

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
101*
The following materials from Diamond Resorts International, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statements of Stockholder's Equity, (iv) the Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements, furnished herewith.

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

DIAMOND RESORTS INTERNATIONAL, INC.

Date:	February 29, 2016	By:	/s/ DAVID F. PALMER
David F. Palmer
President and Chief Executive Officer (principal executive officer)

Date:	February 29, 2016	By:	/s/ C. ALAN BENTLEY
C. Alan Bentley
Executive Vice President and Chief Financial Officer (principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the 29th day of February 2016.

Signature	Title
/s/ David F. Palmer
David F. Palmer	President, Chief Executive Officer (principal executive officer) and Director
/s/ C. Alan Bentley
C. Alan Bentley	Executive Vice President and Chief Financial Officer (principal financial officer)
/s/ Lisa M. Gann
Lisa M. Gann	Senior Vice President and Chief Accounting Officer (principal accounting officer)
/s/ Stephen J. Cloobeck
Stephen J. Cloobeck	Chairman of the Board
/s/ Lowell D. Kraff
Lowell D. Kraff	Vice Chairman of the Board
/s/ David J. Berkman
David J. Berkman	Director
/s/ Richard M. Daley
Richard M. Daley	Director
/s/ Jeffrey W. Jones
Jeffrey W. Jones	Director
/s/ Hope S. Taitz
Hope S. Taitz	Director
/s/ Zachary Warren
Zachary Warren	Director
/s/ Robert Wolf
Robert Wolf	Director

INDEX TO FINANCIAL STATEMENTS

PAGE NUMBER
Audited Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Financial Statements
Consolidated Balance Sheets as of December 31, 2015 and 2014	F-3
Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2015, 2014 and 2013	F-4
Consolidated Statement of Stockholders' Equity for the years ended December 31, 2015, 2014 and 2013	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013	F-6

Notes to the Consolidated Financial Statements	F-9

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Diamond Resorts International, Inc.
Las Vegas, Nevada
We have audited the accompanying consolidated balance sheets of Diamond Resorts International, Inc. and Subsidiaries (the “Company”) as of December 31, 2015 and 2014 and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diamond Resorts International, Inc. and Subsidiaries at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Diamond Resorts International, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2015 and 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 29, 2016, expressed an unqualified opinion thereon.
/s/ BDO USA, LLP
Las Vegas, Nevada
February 29, 2016

.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2015 and 2014
(In thousands, except share data)

	2015	2014
Assets:
Cash and cash equivalents	$290,510	$255,042
Cash in escrow and restricted cash	98,295	68,358
Vacation Interests notes receivable, net of allowance of $165,331 and $130,639, respectively	622,607	498,662
Due from related parties, net	42,435	51,651
Other receivables, net	55,786	59,821
Income tax receivable	147	467
Deferred tax asset	577	423
Prepaid expenses and other assets, net	100,647	86,439
Unsold Vacation Interests, net	358,278	262,172
Property and equipment, net	95,361	70,871
Assets held for sale	1,672	14,452
Goodwill	104,521	30,632
Other intangible assets, net	222,190	178,786
Total assets	$1,993,026	$1,577,776
Liabilities and Stockholders' Equity:
Accounts payable	$15,144	$14,084
Due to related parties, net	54,778	34,768
Accrued liabilities	221,662	134,680
Income taxes payable	346	108
Deferred income taxes	92,829	47,250
Deferred revenues	119,720	124,997
Senior Credit Facility, net of unamortized original issue discount of $4,735 and $2,055, respectively	569,931	440,720
Securitization notes and Funding Facilities, net of unamortized original issue discount of $103 and $156, respectively	642,758	509,208
Derivative liabilities	146	—
Notes payable	4,750	4,612
Total liabilities	1,722,064	1,310,427
Commitments and contingencies (see Note 18)
Stockholders' equity:
Common stock $0.01 par value per share; authorized - 250,000,000 shares; issued 71,928,002 and 75,732,088 shares, respectively	719	757
Preferred stock $0.01 par value per share; authorized - 5,000,000 shares	—	—
Additional paid-in capital	381,475	482,732
Accumulated deficit	(31,024)	(180,502)
Accumulated other comprehensive loss	(20,151)	(19,561)
Subtotal	331,019	283,426
Less: Treasury stock at cost; 2,222,383 and 642,900 shares, respectively	(60,057)	(16,077)
Total stockholders' equity	270,962	267,349
Total liabilities and stockholders' equity	$1,993,026	$1,577,776
The accompanying notes are an integral part of these consolidated financial statements.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the years ended December 31, 2015, 2014 and 2013
(In thousands, except per share data)

	2015	2014	2013
Revenues:
Management and member services	$165,169	$152,201	$131,238
Consolidated resort operations	15,356	38,406	35,512
Vacation Interests sales, net of provision of $80,772, $57,202 and $44,670, respectively	624,283	532,006	464,613
Interest	80,319	68,398	57,044
Other	68,913	53,555	41,381
Total revenues	954,040	844,566	729,788
Costs and Expenses:
Management and member services	34,293	33,184	37,907
Consolidated resort operations	14,535	35,409	34,333
Vacation Interests cost of sales	28,721	63,499	56,695
Advertising, sales and marketing	350,411	297,095	258,451
Vacation Interests carrying cost, net	39,671	35,495	41,347
Loan portfolio	10,888	8,811	9,631
Other operating	28,371	22,135	12,106
General and administrative	112,501	102,993	145,925
Depreciation and amortization	34,521	32,529	28,185
Interest expense	48,476	56,943	88,626
Loss on extinguishment of debt	—	46,807	15,604
Impairments and other write-offs	12	240	1,587
Gain on disposal of assets	(8)	(265)	(982)
Gain on bargain purchase from business combinations	—	—	(2,879)
Total costs and expenses	702,392	734,875	726,536
Income before provision for income taxes	251,648	109,691	3,252
Provision for income taxes	102,170	50,234	5,777
Net income (loss)	149,478	59,457	(2,525)
Other comprehensive income (loss):
Currency translation adjustments, net of tax of $0	(2,466)	(3,545)	2,543
Post-retirement benefit plan, net of tax of $0	1,893	171	(2,064)
Other	(17)	(10)	77
Total other comprehensive (loss) income, net of tax	(590)	(3,384)	556
Comprehensive income (loss)	$148,888	$56,073	$(1,969)
Net income (loss) per share:
Basic	$2.05	$0.79	$(0.04)
Diluted	$1.98	$0.77	$(0.04)
Weighted average common shares outstanding:
Basic	72,881	75,466	63,704
Diluted	75,479	76,947	63,704

The accompanying notes are an integral part of these consolidated financial statements.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the years ended December 31, 2015, 2014 and 2013
($ in thousands, except share data)

	Common Stock Shares Outstanding	Common Stock Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Less: Treasury Stock at Cost	Total Stockholders' Equity
Balance as of December 31, 2012	54,057,867	$541	$155,027	$(237,434)	$(16,733)	$—	$(98,599)
Issuance of common stock in the IPO, net of related costs	16,100,000	161	204,171	—	—	—	204,332
Issuance of common stock in the Island One Acquisition	5,236,251	52	73,255	—	—	—	73,307
Repurchase of outstanding warrants	—	—	(10,346)	—	—	—	(10,346)
Stock-based compensation	64,284	1	41,087	—	—	—	41,088
Net loss for the year ended December 31, 2013	—	—	—	(2,525)	—	—	(2,525)
Other comprehensive income (loss):
Currency translation adjustments, net of tax of $0	—	—	—	—	2,543	—	2,543
Unrealized loss on post-retirement benefit plan, net of tax of $0	—	—	—	—	(2,064)	—	(2,064)
Other	—	—	—	—	77	—	77
Balance as of December 31, 2013	75,458,402	755	463,194	(239,959)	(16,177)	—	207,813
Exercise of stock options	227,500	2	3,353	—	—	—	3,355
Stock-based compensation	46,186	—	16,185	—	—	—	16,185
Common stock repurchased under the Stock Repurchase Program	(642,900)	—	—	—	—	(16,077)	(16,077)
Net income for the year ended December 31, 2014	—	—	—	59,457	—	—	59,457
Other comprehensive income (loss):
Currency translation adjustments, net of tax of $0	—	—	—	—	(3,545)	—	(3,545)
Post-retirement benefit plan, net of tax of $0	—	—	—	—	171	—	171
Other	—	—	—	—	(10)	—	(10)
Balance as of December 31, 2014	75,089,188	757	482,732	(180,502)	(19,561)	(16,077)	267,349
Exercise of stock options	188,495	2	2,937	—	—	—	2,939
Stock-based compensation	141,490	1	14,408	—	—	—	14,409
Excess tax benefits from stock-based compensation	—	—	922	—	—	—	922
Common stock repurchased under the Stock Repurchase Program	(5,713,554)	—	—	—	—	(163,545)	(163,545)
Retirement of treasury stock	—	(41)	(119,524)	—	—	119,565	—
Net income for the year ended December 31, 2015	—	—	—	149,478	—	—	149,478
Other comprehensive income (loss):
Currency translation adjustment, net of tax of $0	—	—	—	—	(2,466)	—	(2,466)
Deconsolidation of St. Maarten post-retirement benefit plan, net of tax of $0	—	—	—	—	1,893	—	1,893
Other	—	—	—	—	(17)	—	(17)
Balance as of December 31, 2015	69,705,619	$719	$381,475	$(31,024)	$(20,151)	$(60,057)	$270,962

The accompanying notes are an integral part of these consolidated financial statements.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2015, 2014 and 2013
(In thousands)

	2015	2014	2013
Operating activities:
Net income (loss)	$149,478	$59,457	$(2,525)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for uncollectible Vacation Interests sales revenue	80,772	57,202	44,670
Amortization of capitalized financing costs and original issue discounts	6,233	5,337	7,079
Amortization of capitalized loan origination costs and net portfolio discounts	12,713	8,918	5,955
Depreciation and amortization	34,521	32,529	28,185
Stock-based compensation	14,948	16,202	40,533
Excess tax benefits from stock-based compensation	(922)	—	—
Non-cash expense related to Alter Ego Suit	—	—	5,508
Loss on extinguishment of debt	—	46,807	15,604
Impairments and other write-offs	12	240	1,587
Gain on disposal of assets	(8)	(265)	(982)
Gain on bargain purchase from business combinations, net of tax	—	—	(2,879)
Deferred income taxes	46,146	24,424	3,264
Loss on foreign currency exchange	1,210	362	245
Gain on mortgage repurchase	(515)	(621)	(111)
Unrealized loss on derivative instruments	462	—	—
Unrealized loss on post-retirement benefit plan	—	171	887
Loss on investment in joint venture	122	—	—
Changes in operating assets and liabilities excluding acquisitions:
Cash in escrow and restricted cash	(16,137)	3,256	(4,901)
Vacation Interests notes receivable	(216,954)	(158,842)	(128,803)
Due from related parties, net	18,581	2,580	(11,568)
Other receivables, net	3,726	(5,412)	(5,853)
Prepaid expenses and other assets, net	10,044	(16,823)	(6,534)
Unsold Vacation Interests, net	(59,611)	22,784	7,131
Accounts payable	1,374	(288)	(6,446)
Due to related parties, net	23,084	(8,413)	(20,842)
Accrued liabilities	70,527	17,628	13,119
Income taxes receivable and payable	558	(1,402)	1,247
Deferred revenues	(4,470)	15,483	14,272
Net cash provided by (used in) operating activities	$175,894	$121,314	$(2,158)

The accompanying notes are an integral part of these consolidated financial statements.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS—Continued
For the years ended December 31, 2015, 2014 and 2013
(In thousands)

	2015	2014	2013
Investing activities:
Property and equipment capital expenditures	$(26,325)	$(17,950)	$(15,150)
Purchase of intangible assets	(8,993)	—	—
Investment in joint venture in Asia	(1,500)	—	—
Purchase of assets in connection with the Gold Key Acquisition, net of cash acquired of $66	(167,434)	—	—
Purchase of assets in connection with the PMR Service Companies Acquisition	—	—	(47,417)
Cash acquired in connection with the Island One Acquisition	—	—	569
Proceeds from sale of assets	567	850	3,933
Net cash used in investing activities	(203,685)	(17,100)	(58,065)
Financing activities:
Changes in restricted cash	(13,817)	9,363	(38,645)
Proceeds from issuance of Senior Credit Facility	147,000	442,775	—
Proceeds from issuance of revolving credit facility	—	—	15,000
Proceeds from issuance of securitization notes and Funding Facilities	649,159	466,325	552,677
Proceeds from issuance of notes payable	—	1,113	5,357
Payments on Senior Credit Facility	(18,109)	(2,225)	—
Payments on revolving credit facility	—	—	(15,000)
Payments on Senior Secured Notes, including redemption premium	—	(404,683)	(56,628)
Payments on securitization notes and Funding Facilities	(515,728)	(348,454)	(427,472)
Payments on notes payable	(13,003)	(30,721)	(137,220)
Payments of debt issuance costs	(11,706)	(15,852)	(9,996)
Excess tax benefits from stock-based compensation	922	—	—
Proceeds from issuance of common and preferred stock, net of related costs	—	—	204,332
Repurchase of outstanding warrants	—	—	(10,346)
Common stock repurchased under the Stock Repurchase Program	(163,545)	(16,077)	—
Payments related to early extinguishment of notes payable	—	—	(2,034)
Proceeds from exercise of stock options	2,939	3,355	—
Payments for derivative instrument	(316)	—	—
Net cash provided by financing activities	63,796	104,919	80,025
Net increase in cash and cash equivalents	36,005	209,133	19,802
Effects of changes in exchange rates on cash and cash equivalents	(537)	(1,167)	173
Cash and cash equivalents, beginning of period	255,042	47,076	27,101
Cash and cash equivalents, end of period	$290,510	$255,042	$47,076

The accompanying notes are an integral part of these consolidated financial statements.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS —Continued
For the years ended December 31, 2015, 2014 and 2013
(In thousands)

	2015	2014	2013
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash interest paid on corporate indebtedness	$24,954	$55,208	$62,956
Cash interest paid on securitization notes and Funding Facilities	$16,761	$15,068	$16,597
Cash paid for taxes, net of cash tax refunds	$2,903	$3,094	$1,245
Purchase of assets in connection with the Gold Key Acquisition (2015), the Island One Acquisition and the PMR Service Companies Acquisition (2013):
Fair value of assets acquired	$111,722	$—	$134,404
Gain on bargain purchase recognized	—	—	(2,879)
Goodwill acquired	73,879	—	30,632
Cash paid	(167,500)	—	(47,417)
DRII common stock issued	—	—	(73,307)
Deferred tax liability	—	—	(19,140)
Liabilities assumed	$18,101	$—	$22,293

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Insurance premiums financed through issuance of notes payable	$13,141	$10,599	$11,480
Assets held for sale reclassified to unsold Vacation Interests, net	$12,488	$—	$—
Unsold Vacation Interests, net reclassified to property and equipment	$—	$5,995	$—
Unsold Vacation Interests, net reclassified to assets held for sale	$—	$4,254	$9,758
Information technology software and support financed through issuance of notes payable	$—	$472	$—

The accompanying notes are an integral part of these consolidated financial statements.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1	— Background, Business and Basis of Presentation
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
Except where the context otherwise requires or where otherwise indicated, references in the consolidated financial statements to "the Company" refer to DRP prior to the consummation of the Reorganization Transactions, and DRII, as the successor to DRP, following the consummation of the Reorganization Transactions, in each case together with its subsidiaries, including DRC.
The Company operates in the hospitality and vacation ownership industry, with a worldwide resort network of 379 vacation destinations located in 35 countries throughout the world, including the continental United States ("U.S."), Hawaii, Canada, Mexico, the Caribbean, Central America, South America, Europe, Asia, Australia, New Zealand and Africa (as of January 31, 2016). The Company’s resort network includes 109 resort properties with approximately 12,000 units that are managed by the Company and 250 affiliated resorts and hotels and 20 cruise itineraries, which the Company does not manage and do not carry the Company's brand, but are a part of the Company's resort network and, through THE Club and other Club offerings (the "Clubs"), are available for its members to use as vacation destinations.
The Company’s operations consist of two interrelated businesses: (i) hospitality and management services, which includes operations related to the management of the homeowners associations (the "HOAs") for resort properties and eight multi-resort trusts and one single-resort trust (collectively, the "Diamond Collections"), operations of the Clubs, food and beverage venues owned and managed by the Company and the provision of other hospitality and management services and (ii) vacation interests ("VOIs" or "Vacation Interests") sales and financing, which includes marketing and sales of VOIs and consumer financing for purchasers of the Company’s VOIs. Historically, we have derived a majority of the Company's total revenue and net income from the vacation interests sales and financing segment.
Through December 31, 2014, hospitality and management services also included operations of two properties located in St. Maarten for which a wholly-owned subsidiary of the Company functioned as the HOA. Effective January 1, 2015, the Company assigned the rights and related obligations associated with assets it previously owned as the HOA for these properties to newly created HOAs (the "St. Maarten HOAs"). Since then, the Company has had no beneficial interest in the St. Maarten HOAs, except through its ownership of VOIs, but continues to serve as the manager of the St. Maarten HOAs pursuant to customary management services agreements. As a result, the operating results and the assets and liabilities of the St. Maarten properties were deconsolidated from the Company's consolidated financial statements effective January 1, 2015 (with the exception of all employee-related liabilities including the post-retirement benefit plan, which were transferred to the St. Maarten HOAs during the quarter ended September 30, 2015, and cash accounts, the majority of which is expected to be transferred to the St. Maarten HOAs during the quarter ending March 31, 2016) (the "St. Maarten Deconsolidation").
On October 16, 2015, the Company completed its acquisition of substantially all of the assets of Ocean Beach Club, LLC, Gold Key Resorts, LLC, Professional Hospitality Resources, Inc., Vacation Rentals, LLC and Resort Promotions, Inc.(collectively, the “Gold Key Companies”) relating to their operation of their vacation ownership business in Virginia Beach,
Virginia and the Outer Banks, North Carolina (the "Gold Key Acquisition"). The Company acquired management contracts, real property interests, unsold vacation ownership interests and other assets of the Gold Key Companies, adding six additional managed resorts to the Company’s resort network, in exchange for a cash purchase price of $167.5 million and the assumption of certain non-interest-bearing liabilities. At the closing of the Gold Key Acquisition, an additional $6.2 million was deposited

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

into an escrow account to support the Company’s obligations under the Default Recovery Agreement, which is treated as restricted cash in the accompanying consolidated balance sheet. See "Note 8—Prepaid expenses and other assets" for further detail on the Default Recovery Agreement.
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
The Company has reclassified the amount of cash collected on overnight rental operations (the "Rental Trust Cash Accounts") on its balance sheet as of December 31, 2014 from cash in escrow and restricted cash to cash and cash equivalents. The Company concluded that the majority of the Rental Trust Cash Accounts ultimately belong to the Company, and are available for general corporate use. Consequently, the Company reclassified $12.6 million to cash and cash equivalents as of December 31, 2014 to conform to the current year presentation. In addition, the Company revised its statements of cash flows for the years ended December 31, 2014 and 2013 to reflect these reclassifications.
In addition, the Company reclassified certain amounts related to changes in cash in escrow and restricted cash from cash flows from financing activities to cash flows from operating activities in its statements of cash flows for the years ended December 31, 2014 and 2013 to conform to the current period presentation. The revisions and impact on the previously-issued balance sheet and statements of cash flows are not material.

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
          Use of Estimates—The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles ("U.S. GAAP") requires the Company to make difficult and subjective judgments that affect the reported amounts of assets, liabilities, revenues and expenses, often as a result of the need to make estimates regarding matters that are inherently uncertain. The methods, estimates and judgments that the Company uses in applying its accounting policies have a significant impact on the results that the Company reports in its financial statements. On an ongoing basis, the Company evaluates its estimates and assumptions, including those related to revenue, bad debts, unsold Vacation Interests, net, Vacation Interests cost of sales, stock-based compensation expense and income taxes. These estimates are based on historical experience and various other assumptions that management believes are reasonable under the circumstances. The results of the Company's analyses form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and the impact of such differences may be material to the Company's consolidated financial statements.
Significant estimates are also used by the Company to record a provision for uncollectible Vacation Interests notes receivable. This provision is calculated as projected gross losses for originated Vacation Interests notes receivable, taking into account estimated VOI recoveries. The Company applies its historical default percentages based on credit scores of the individual customers to its Vacation Interests notes receivable population and evaluates other factors such as economic conditions, industry trends, defaults and past due agings to analyze the adequacy of the allowance. If actual Vacation Interests notes receivable losses differ materially from these estimates, the Company's future results of operations may be adversely impacted.
Significant estimates were used by the Company to estimate the fair value of the assets acquired and liabilities assumed in the acquisition of certain assets in connection with the Gold Key Acquisition. These estimates included projections of future cash flows derived from sales of VOIs, member relationship lists, management services revenue and rental income. Additionally, the Company made significant estimates of costs associated with such projected revenues including but not limited to recoveries and discount rates. The Company also made significant estimates which include: (i) allowance for loan

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

and contract losses and provision for uncollectible Vacation Interests sales revenue; (ii) estimated useful lives of property and equipment; (iii) estimated useful lives of intangible assets acquired; (iv) estimated costs to build or acquire any additional Vacation Interests, estimated total revenues expected to be earned on a project, related estimated provision for uncollectible Vacation Interests sales revenue and sales incentives, estimated projected future cost and volume of recoveries of VOIs, estimated sales price per point and estimated number of points to be sold used to allocate certain unsold Vacation Interests to Vacation Interests cost of sales under the relative sales value method (See "Vacation Interests Cost of Sales" below for further detail on this method); and (v) the valuation allowance recorded against deferred tax assets. It is at least reasonably possible that a material change in one or more of these estimates may occur in the near term and that such change may materially affect actual results.
In addition, significant estimates are used by the Company to estimate compensation expense related to employee and non-employee stock options issued by the Company under the Diamond Resorts International, Inc. 2013 Incentive Compensation Plan (the "2013 Plan") and the Company's 2015 Equity Incentive Compensation Plan (the "2015 Plan"). The Company utilizes the Black-Scholes option-pricing model to estimate the fair value of the stock options granted to its employees (including, from an accounting perspective, non-employee directors in their capacity as such) and employees and independent contractors of HM&C through December 31, 2014 and Mr. Lowell D. Kraff, the Vice Chairman of the Board of Directors of the Company (with respect to the stock-based compensation issued to him in connection with the IPO) ("Non-Employees"). The expected volatility is calculated based on the historical volatility of the stock prices for a group of identified peer companies for the expected term of the stock options on the grant date (which is significantly greater than the volatility of the S&P 500® index as a whole during the same period) due to the lack of historical trading prices for the Company's common stock. The average expected option life represents the period of time the stock options are expected to be outstanding at the issuance date based on management’s estimate using the simplified method prescribed under the SEC Staff Accounting Bulletin Topic 14: Share-Based Payment ("SAB 14") for employee grants and the contractual term for Non-Employee grants. The risk-free interest rate is calculated based on U.S. Treasury zero-coupon yield, with a remaining term that approximates the expected option life assumed at the date of issuance. The expected annual dividend per share is 0% based on the Company’s expected dividend rate. See "Note 21—Stock-Based Compensation" for further detail on the Company's stock options issued under the 2013 Plan and the 2015 Plan.
Management and Member Services Revenue Recognition—Management and member services revenue includes resort management fees charged to the HOAs and the Diamond Collections, as well as revenues from the Company's operation of the Clubs. These revenues are recorded and recognized as follows:

•
Management fee revenues are recognized in accordance with the terms of the Company's management contracts. Under the Company's management agreements, the Company collects management fees from the HOAs and Diamond Collection's non-profit members associations (the "Collection Associations"), which are recognized as revenue ratably throughout the year as earned. The management fees the Company earns are included in the HOAs' and Diamond Collections' operating budgets which, in turn, are used to establish the annual maintenance fees owed by each owner of VOIs.

•
The Company charges an annual fee for membership in each of the Clubs. In addition to annual dues associated with the Clubs, the Company also earns revenue associated with the legacy owners of deeded intervals at resorts that the Company acquired in its strategic acquisitions exchanging the use of their intervals for points membership in the Clubs, which requires these owners to pay the annual fees associated with Club membership, and the Company generally encourages holders of these deeded intervals to exchange the use of their intervals for points memberships in the Clubs. The Company also earns reservation protection plan revenue, which is an optional fee paid by customers when making a reservation to protect their points should they need to cancel their reservation, and through the Company's provision of other travel and discount related benefits as well as call center services provided to the HOAs and the Diamond Collections.

Management and member services revenue also included commissions received under the fee-for-service agreements it had with Island One, Inc. from July 2011 until July 2013, when the Company completed the acquisition of all of the equity interests of Island One, Inc. and Crescent One, LLC in exchange for $73.3 million in shares of the Company's common stock (the "Island One Acquisition").
All of these revenues are allocated to the hospitality and management services business segment.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Consolidated Resort Operations Revenue Recognition—Consolidated resort operations revenue consists of the following:

•
The Company functioned as an HOA for its properties located in St. Maarten through December 31, 2014. Consolidated resort operations revenue included the maintenance fees billed to owners and the Diamond Collections in connection with the St. Maarten resorts, which were recognized ratably over the year. In addition, the owners were billed for capital project assessments to repair and replace the amenities of these resorts, as well as assessments to reserve the potential out-of-pocket deductibles for hurricanes and other natural disasters. These assessments were deferred until the refurbishment activity occurred, at which time the amounts collected were recognized as consolidated resort operations revenue with offsetting expense recorded under consolidated resort operations expense. See “Consolidated Resort Operations Expenses” below for further detail. All operating revenues and expenses associated with these properties were consolidated within the Company's financial statements, except for intercompany transactions, such as maintenance fees for the Company's owned inventory and management fees for the owned inventory, which were eliminated. Revenue associated with these properties historically constituted a majority of the Company's consolidated resort operations revenue. Effective January 1, 2015, however, in conjunction with the St. Maarten Deconsolidation, the consolidated resort operations revenue from the St. Maarten resorts was eliminated from the Company's consolidated statements of operations and comprehensive income (loss). See "Note 1—Background, Business and Basis of Presentation" for further detail on this transaction.

The Company also receives:
•food and beverage revenue at certain resorts whose restaurants the Company owns and operates;

•	lease revenue from third parties to which the Company outsources the management of its golf course and food and beverage operations at certain resorts;
•revenue from providing cable, telephone and technology services to HOAs; and
•other incidental revenues generated at the venues the Company owns and operates, including retail and gift shops, spa services, safe rental and ticket sales.
Through December 31, 2013, consolidated resort operations revenue also included greens fees and equipment rental fees at certain golf courses owned and operated by the Company at certain resorts prior to outsourcing the management of these golf courses.
All of these revenues are allocated to the hospitality and management services business segment.
Vacation Interests Sales Revenue Recognition—With respect to the Company's recognition of revenue from Vacation Interests sales, the Company follows the guidelines included in Accounting Standards Codification ("ASC") 978, “Real Estate-Time-Sharing Activities” ("ASC 978"). Under ASC 978, Vacation Interests sales revenue is divided into separate components that include the revenue earned on the sale of the VOI and the revenue earned on the sales incentive given to the customer as motivation to purchase the VOI. Each component is treated as a separate transaction but both are recorded in Vacation Interests sales line of the Company's statement of operations and comprehensive income (loss). In order to recognize revenue on the sale of VOIs, ASC 978 requires a demonstration of a buyer's commitment (generally a cash payment of 10% of the purchase price plus the value of any sales incentives provided). A buyer's down payment and subsequent mortgage payments are adequate to demonstrate a commitment to pay for the VOI once 10% of the purchase price plus the value of the incentives provided to consummate a VOI transaction has been covered. The Company recognizes sales of VOIs on an accrual basis after (i) a binding sales contract has been executed; (ii) the buyer has adequately demonstrated a commitment to pay for the VOI; (iii) the rescission period required under applicable law has expired; (iv) collectibility of the receivable representing the remainder of the sales price is reasonably assured; and (v) the Company has completed substantially all of its obligations with respect to any development related to the real estate sold (i.e., construction has been substantially completed and certain minimum project sales levels have been met). If the buyer's commitment has not met ASC 978 guidelines, the Vacation Interests sales revenue and related Vacation Interests cost of sales and direct selling costs are deferred and recognized under the installment method until the buyer's commitment is satisfied, at which time the remaining amount of the sale is recognized. The net deferred revenue is recorded as a reduction to Vacation Interests notes receivable on the Company's balance sheet. Under ASC 978, the provision for uncollectible Vacation Interests sales revenue is recorded as a reduction of Vacation Interests sales revenue.
Vacation Interests Sales Revenue, Net—Vacation Interests sales revenue, net is comprised of Vacation Interests sales, net of a provision for uncollectible Vacation Interests sales revenue. Vacation Interests sales consist of revenue from the sale of points, which can be utilized for vacations at any of the resorts in the Company's network for varying lengths of stay, net of an amount equal to the expense associated with sales incentives. A variety of sales incentives are routinely provided as sales tools.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Sales centers have predetermined budgets for sales incentives and manage the use of incentives accordingly. A provision for uncollectible Vacation Interests sales revenue is recorded upon completion of each financed sale. The provision for uncollectible Vacation Interests sales revenue is calculated based on historical default experience associated with the customer's Fair Isaac Corporation ("FICO") score. Additionally, the Company analyzes its allowance for loan and contract losses quarterly and makes adjustments based on current trends in consumer loan delinquencies and defaults and other criteria, if necessary. All of the Company's Vacation Interests sales revenue, net is allocated to the Vacation Interests sales and financing business segment.
Interest Revenue—The Company's interest revenue consists primarily of interest earned on consumer loans. Interest earned on consumer loans is accrued based on the contractual provisions of the loan documents. Interest accruals on consumer loans are suspended at the earliest of (i) the customer's account becoming over 180 days delinquent, or (ii) the completion of cancellation or foreclosure proceedings. If payments are received while a consumer loan is considered delinquent, interest is recognized on a cash basis. Interest accrual resumes once a customer has made six timely payments on the loan and brought the account current. All interest revenue is allocated to the Vacation Interests sales and financing business segment, with the exception of interest revenue earned on the Company's bank account balances, which is reported in corporate and other.
Other Revenue—Other revenue includes (i) collection fees paid by owners when they bring their maintenance fee accounts current after collection efforts have been made by the Company on behalf of the HOAs and Collection Associations; (ii) closing costs paid by purchasers on sales of VOIs; (iii) revenue associated with certain sales incentives given to customers as motivation to purchase a VOI (in an amount equal to the expense associated with such sales incentives), which is recorded upon recognition of the related VOI sales revenue; (iv) late/impound fees assessed on consumer loans; (v) loan servicing fees earned for servicing third-party portfolios; (vi) commission revenue earned from certain third-party lenders that provide consumer financing for sales of the Company's VOIs in Europe; and (vii) revenue recognized when customers' non-refundable deposits are forfeited upon the customers' failure to close on VOI transactions. Revenues associated with item (i) above are allocated to the Company's hospitality and management services business segment. Revenues associated with the remaining items above are allocated to the Company's Vacation Interests sales and financing business segment.
Management and Member Services Expense—Substantially all direct expenses related to the provision of services to the HOAs (other than for the Company's St. Maarten resorts, for which the Company functioned as the HOA through December 31, 2014) and the Diamond Collections are recovered through the Company's management agreements and, consequently, are not recorded as expenses. The Company passes through to the HOAs and the Collection Associations certain overhead charges incurred to manage the resorts. In accordance with guidance included in ASC 605-45, “Revenue Recognition - Principal Agent Considerations," reimbursements from the HOAs and the Collection Associations relating to pass-through costs are recorded net of the related expenses. These expenses are allocated to the hospitality and management services business segment.
Expenses associated with the Company's operation of the Clubs include costs incurred for outsourced (prior to December 31, 2015) and in-house call centers, annual membership fees paid to a third-party exchange company on behalf of members of the Clubs, as applicable, and administrative expenses. These expenses are allocated to the hospitality and management services business segment.
Between January 1, 2013 and July 24, 2013, management and member services expenses also included costs incurred under the fee-for-service agreements with Island One, Inc. This arrangement was terminated in conjunction with the Island One Acquisition.
These expenses are allocated to the hospitality and management services business segment.
Consolidated Resort Operations Expense—Through December 31, 2014, with respect to the two resorts located in St. Maarten, the Company recorded expenses associated with housekeeping, front desk, maintenance, landscaping and other similar activities, which were recovered by the maintenance fees recorded in consolidated resort operations revenue. In addition, for these two properties, the Company also billed the owners for capital project assessments to repair and replace the amenities of these resorts, as well as assessments to reserve the potential out-of-pocket deductibles for hurricanes and other natural disasters. These assessments were deferred until the refurbishment activity occurred, at which time the amounts collected were recognized as consolidated resort operations revenue with offsetting expense recorded under consolidated resort operations expense. The Company's expense associated with the St. Maarten properties historically constituted a majority of the Company's consolidated resort operations expense. Effective January 1, 2015, however, in conjunction with the St. Maarten Deconsolidation, the consolidated resort operations expense from the St. Maarten resorts was eliminated from the Company's consolidated statements of operations and comprehensive income (loss). See "Note 1—Background, Business and Basis of Presentation" for further detail on the St. Maarten Deconsolidation. Furthermore, consolidated resort operations expense includes the costs related to food and beverage operations at certain resorts whose restaurants the Company operates directly.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Similarly, the expenses of operating spas and retail and gift shops are included in consolidated resort operations expense. These expenses are allocated to the hospitality and management services business segment.
Through December 31, 2013, consolidated resort operations expense also included costs at certain golf courses owned and operated by the Company at certain resorts prior to outsourcing the management of these golf courses.
Vacation Interests Cost of Sales—At the time the Company records Vacation Interests sales revenue, it records the related Vacation Interests cost of sales. The Company records Vacation Interests cost of sales using the relative sales value method in accordance with ASC 978. This method, which was originally designed more for developers of timeshare resorts, requires the Company to make a number of projections and estimates, which are subject to significant uncertainty. In order to determine the amounts that must be expensed for each dollar of Vacation Interests sales with respect to a particular project, the Company is required to prepare a forecast of sales and certain costs for the entire project's life cycle. These forecasts require the Company to estimate, among other things, the costs to acquire (or if applicable, build) additional VOIs, the total revenues expected to be earned on the project (including estimations of sales price per point and the aggregate number of points to be sold), the proper provision for uncollectible Vacation Interests sales revenue, sales incentives, and the projected future cost and volume of recoveries of VOIs. Then, these costs as a percentage of Vacation Interests sales are determined and that percentage is applied retroactively to all prior sales and is applied to sales within the current period and future periods with respect to a particular project. These projections are reviewed on a regular basis, and the relevant estimates used in the projections are revised (if necessary) based upon historical results and management's new estimates. The Company requires a seasoning of pricing strategy changes before such changes fully affect the projections, which generally occurs over a six-month period. If any estimates are revised, the Company is required to adjust its Vacation Interests cost of sales using the revised estimates, and the entire adjustment required to correct Vacation Interests cost of sales over the life of the project to date is taken in the period in which the estimates are revised. Accordingly, small changes in any of the numerous estimates in the model can have a significant financial statement impact, both positively and negatively, due to the retroactive adjustment required by ASC 978. See “Unsold Vacation Interests, net” below for further detail. All of these costs are allocated to the Vacation Interests sales and financing business segment.
Advertising, Sales and Marketing Costs—Advertising, sales and marketing costs are expensed as incurred, except for costs directly related to VOI sales that are not eligible for revenue recognition under ASC 978, as described in "—Vacation Interests Sales Revenue Recognition” above, which are deferred along with related revenue until the buyer's commitment requirements are satisfied. Advertising, sales and marketing costs are allocated to the Vacation Interests sales and financing business segment. Advertising expense recognized was $10.3 million, $7.3 million and $6.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Vacation Interests Carrying Cost, Net—The Company is responsible for paying annual maintenance fees and reserves to the HOAs and the Collection Associations on its unsold VOIs. Vacation Interests carrying cost, net also includes amounts paid for delinquent maintenance fees related to VOIs eligible for recovery pursuant to the Company's inventory recovery and assignment agreements ("IRAAs") except for amounts that are capitalized to unsold Vacation Interests, net. See "Note 6—Transactions with Related Parties—Inventory Recovery and Assignment Agreements" for further detail on IRAAs.
To offset the Company's gross Vacation Interests carrying cost, the Company rents VOIs controlled by the Company to third parties on a short-term basis. The Company also generates revenue on sales of sampler programs ("Sampler Packages"), which allow prospective owners to stay at a resort property on a trial basis. This revenue and the associated expenses are deferred until the vacation is used by the customer or the expiration date, whichever is earlier. Revenue from resort rentals and Sampler Packages is recognized as a reduction to Vacation Interests carrying cost, with the exception of revenue from the Company's European sampler product, which has a duration of three years and is treated as Vacation Interests sales revenue. Vacation Interests carrying cost, net is allocated to the Vacation Interests sales and financing business segment.
Loan Portfolio Expense—Loan portfolio expense includes payroll and administrative costs of the finance operations and credit card processing fees. These costs are expensed as incurred, with the exception of Vacation Interests notes receivable origination costs, which are capitalized and amortized over the term of the related Vacation Interests notes receivable as an adjustment to interest revenue using the effective interest method in accordance with guidelines issued under ASC 310, “Receivables” ("ASC 310"). These expenses are allocated to the Vacation Interests sales and financing business segment, with the exception of a portion of expenses incurred by the in-house collections department, which are allocated to the hospitality and management services business segment.
Other Operating Expenses—Other operating expenses include credit card fees incurred by the Company when customers remit down payments associated with a VOI purchase in the form of credit cards and also include certain sales incentives given to customers as motivation to purchase VOIs, all of which are expensed as the related Vacation Interests sales revenue is recognized. These expenses are allocated to the Company's Vacation Interests sales and financing business segment.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

General and Administrative Expense—General and administrative expense includes payroll and benefits, legal, audit and other professional services, costs related to mergers and acquisitions, travel costs, technology-related costs, corporate facility expense. In addition, general and administrative expense includes recovery of the Company's expenses incurred on behalf of the HOAs and the Diamond Collections the Company manages in accordance with the Company's management agreements. In accordance with guidance included in ASC 605-45, “Revenue Recognition - Principal Agent Considerations," recovery from the HOAs and the Collection Associations is recorded net of the related expense. General and Administrative expense is not allocated to the Company's business segments, but rather are reported under corporate and other.
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
Interest Expense—Interest expense related to corporate-level indebtedness is reported in corporate and other. Interest expense related to the Company's securitizations and consumer loan financings is allocated to the Vacation Interests sales and financing business segment.
Stock-based Compensation Expense—The Company accounts for stock-based compensation in accordance with ASC 718, "Compensation - Stock Compensation" ("ASC 718"). The Company measures stock-based compensation awards using a fair value method and records the related expense in its consolidated statements of operations and comprehensive income (loss). See "Note 21—Stock-Based Compensation" for further detail on the Company's stock-based compensation awards.
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
The Company recorded a deferred tax asset for its net operating losses, a portion of which the use thereof is subject to limitations. As a result of uncertainties regarding the Company’s ability to utilize such net operating loss carry forwards, the Company maintains a valuation allowance against the deferred tax assets attributable to these net operating losses.
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
Cash in Escrow and Restricted Cash—Cash in escrow consists of deposits received on sales of VOIs that are held in escrow until the legal rescission period has expired. Restricted cash consists primarily of reserve cash held for the benefit of the secured note holders including the prefunding account and cash collections on certain Vacation Interests notes receivable that secure collateralized notes.
Vacation Interests notes receivable and related allowance—The Company accounts for Vacation Interests notes receivable in accordance with ASC 310. Vacation Interests notes receivable include mortgages receivable for the financing of previously sold intervals and contracts receivable for the financing of points.
Vacation Interests notes receivable that the Company originates or acquires are recorded net of (i) deferred loan and contract costs; (ii) the discount or premium on the acquired mortgage pool; and (iii) the related allowance for loan and contract losses. Loan and contract origination costs incurred in connection with providing financing for VOIs are capitalized and

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

amortized over the term of the related Vacation Interests notes receivable as an adjustment to interest revenue using the effective interest method. Because the Company currently sells VOIs only in the form of points, the Company originates contracts receivables, and is not currently originating any new mortgages. The Company records a sales provision for estimated mortgage and contracts receivable losses as a reduction to Vacation Interests sales revenue. This provision is calculated as projected gross losses for originated Vacation Interests notes receivable, taking into account estimated VOI recoveries. If actual Vacation Interests notes receivable losses differ materially from these estimates, the Company's future results of operations may be adversely impacted.
The Company applies its historical default percentages based on credit scores of the individual customers to its originated and acquired Vacation Interests notes receivable population and evaluates other factors such as economic conditions, industry trends, defaults and past due agings to analyze the adequacy of the allowance. Any adjustments to the allowance for Vacation Interests notes receivable loss are recorded within Vacation Interests sales revenue.
The Company charges off Vacation Interests notes receivable upon the earliest of (i) the customer's account becoming over 180 days delinquent or (ii) the completion of cancellation or foreclosure proceedings. Once a delinquent customer has brought the account current following the event leading to the charge-off and makes six timely payments, the charge-off is reversed. A default in a customer's initial payment (after unsuccessful collection efforts) results in a cancellation of the sale. All collection and foreclosure costs related to delinquent loans are expensed as incurred.
The Vacation Interests notes receivable acquired in connection with the Company's strategic acquisitions are each accounted for separately as an acquired pool of loans. Any discount or premium associated with each pool of loans is amortized using an amortization method that approximates the effective interest method.
Due from Related Parties, Net and Due to Related Parties, Net—Amounts due from related parties, net, and due to related parties, net consist primarily of transactions with HOAs or Collection Associations for which the Company acts as the management company. See "Note 6—Transactions with Related Parties" for further detail. Due to the fact that the right of offset exists between the Company and the respective HOAs and Collection Associations, the Company evaluates amounts due to and from each HOA and Collection Association at each reporting period to present the balances as either a net due to or a net due from related parties in accordance with the requirements of ASC 210, “Balance Sheet—Offsetting.”
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
Unsold Vacation Interests, Net—Unsold VOIs are valued at the lower of cost or fair market value. The cost of unsold VOIs includes acquisition costs, hard and soft construction costs (which are comprised of architectural and engineering costs incurred during construction), the cost incurred to recover inventory and other carrying costs (including interest, real estate taxes and other costs incurred during the construction period). The costs capitalized for recovered intervals differ based on a variety of factors, including the method of recovery and the timing of the original sale or loan origination. Costs are expensed to Vacation Interests cost of sales under the relative sales value method described above. In accordance with ASC 978, under the relative sales value method, cost of sales is calculated as a percentage of Vacation Interests sales revenue using a cost-of-sales percentage ratio of total estimated development costs to total estimated Vacation Interests sales revenue, including estimated future revenue and incorporating factors such as changes in prices and the recovery of VOIs (generally as a result of maintenance fee and Vacation Interests notes receivable defaults). In accordance with ASC 978, the selling, marketing and administrative costs associated with any sale, whether the original sale or subsequent resale of recovered inventory, are expensed as incurred, except for the direct selling costs which are deferred and recognized under the installment method until the buyer's commitment is satisfied, at which time the remaining amount of the sale is recognized.
In accordance with ASC 978, on a quarterly basis, the Company recalculates the total estimated Vacation Interests sales revenue and total estimated costs. The effects of changes in these estimates are accounted for as a current period adjustment so that the balance sheet at the end of the period of change and the accounting in subsequent periods are as they would have been if the revised estimates had been the original estimates. These adjustments can be material.
In North America, the Company capitalizes all maintenance fees and assessments paid to the HOAs and the Collection Associations related to the IRAAs into unsold Vacation Interests, net for the first two years of a member's maintenance fee delinquency. Following this two-year period, all assessments and maintenance fees paid under these agreements are expensed in Vacation Interests carrying cost, net until such time that the inventory is recovered. No entry is recorded upon the recovery of the delinquent inventory.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

In Europe, the Company enters into informal inventory recovery arrangements similar to those in North America with the majority of the HOAs and the Collection Association for the European Collection. Accordingly, the Company capitalizes all maintenance fees and assessments paid to the HOAs and the Collection Association for the European Collection related to the inventory recovery arrangements into due from related parties-net for the first two years of a member's maintenance fee delinquency. Following this two-year period, all assessments and maintenance fees paid under these arrangements are expensed in Vacation Interests carrying cost, net until such time that the inventory is recovered. Once the delinquent inventory is recovered, the Company reclassifies the amounts capitalized in due from related parties, net to unsold Vacation Interests, net.
Goodwill—Goodwill represents the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. The Company does not amortize goodwill, but rather evaluates goodwill for potential impairment on an annual basis or at other times during the year if events or circumstances indicate that it is more likely than not that the fair value of a reporting unit, as defined in ASC 350, "Intangibles—Goodwill" ("ASC 350"), is below the carrying amount.
Goodwill is tested using a two-step process. The first step of the goodwill impairment assessment, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill ("net book value"). If the fair value of a reporting unit exceeds its net book value, goodwill of the reporting unit is considered not impaired; thus, the second step of the impairment test is unnecessary. If net book value of a reporting unit exceeds its fair value, the second step of the goodwill impairment test will be performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment assessment, used to measure the amount of impairment loss, if any, compares the implied fair value of reporting unit goodwill, which is determined in the same manner as the amount of goodwill recognized in a business combination, with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.
Intangible assets—Definite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives. Management contracts have estimated useful lives ranging from five to 25 years. Membership relationships and distributor relationships have estimated useful lives ranging from three to 30 years. Marketing easement rights, rights to develop inventory and rental agreements have estimated useful lives of 20 years, 14 years and four years, respectively.
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
Foreign Currency Translation—Assets and liabilities in foreign locations are translated into U.S. dollars using rates of exchange in effect at the end of the reporting period. Income and expense accounts are translated into U.S. dollars using average rates of exchange. The net gain or loss is shown as a translation adjustment and is included in other comprehensive income (loss) in the consolidated statements of operations and comprehensive income (loss). Holding gains and losses from foreign currency transactions are also included in the consolidated statements of operations and comprehensive income (loss).
Other Comprehensive Income (Loss)—Other comprehensive income (loss) includes all changes in equity from non-owner sources such as foreign currency translation adjustments and, through September 30, 2015, changes in accumulated obligation under the Company's defined benefit plan at its St. Maarten resorts. The defined benefit plan was deconsolidated from the Company's consolidated financial statements in the quarter ended September 30, 2015 in connection with the St. Maarten Deconsolidation. The Company accounts for other comprehensive income (loss) in accordance with ASC 220, "Comprehensive Income."
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers," which supersedes most of the current revenue recognition requirements ("ASU No. 2014-09"). The core principle of this guidance is that an entity will be required to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. New disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers will also be required. Entities must adopt the new guidance using one of two retrospective application methods. The Company will adopt ASU No. 2014-09 as of its quarter ending March 31, 2018. The Company is currently evaluating the standard to determine the impact of the adoption of this guidance on its financial statements.
In January 2015, the FASB issued ASU No. 2015-01, "Income Statement—Extraordinary and Unusual Items" ("ASU No. 2015-01"), which eliminates from U.S. GAAP the concept of extraordinary items. Extraordinary items are events and

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

transactions that are distinguished by their unusual nature and by the infrequency of their occurrence. ASU No. 2015-01 simplifies income statement presentation by altogether removing the concept of extraordinary items from consideration. ASU No. 2015-01 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. The Company will adopt ASU No. 2015-01 as of its quarter ending March 31, 2016. The Company believes that the adoption of this update will not have a material impact on its financial statements.
In February 2015, the FASB issued ASU No. 2015-02, "Consolidation" ("ASU No. 2015-02"), which is intended to respond to stakeholders' concerns about the current accounting guidance for certain legal entities. The amendments update the analysis of consolidation for limited partnerships, contractual fee arrangements and investment funds, as well as include additional guidance on the effect of related parties. The amendments in ASU No. 2015-02 are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The amendments in ASU No. 2015-02 may be applied retrospectively or using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. The Company will adopt ASU No. 2015-02 as of its quarter ending March 31, 2016. The Company is currently evaluating the standard to determine the impact of its adoption on its financial statements.
In April 2015, the FASB issued ASU No. 2015-03, "Interest - Imputation of Interest" ("ASU No. 2015-03"), which is intended to simplify the presentation of debt issuance costs. The amendments in ASU No. 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU No. 2015-03. ASU No. 2015-03 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. The Company will adopt ASU No. 2015-03 as of its quarter ending March 31, 2016. The Company believes that the adoption of this update will result in a reclassification between assets and liabilities but will have no other impact on its financial statements.
In April 2015, the FASB issued ASU No. 2015-05, "Intangibles - Goodwill and Other - Internal-Use Software" ("ASU No. 2015-05"), which provides guidance to customers about whether a cloud computing arrangement includes a software license and, if so, how the software license element of the arrangement should be accounted for by the customer. ASU No. 2015-05 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. The Company will adopt ASU No. 2015-05 as of its quarter ending March 31, 2016. The Company believes that the adoption of this update will not have a material impact on its financial statements.
In September 2015, the FASB issued ASU No. 2015-16, "Business Combinations - Simplifying the Accounting for Measurement-Period Adjustments" ("ASU No. 2015-16"), which requires that an acquirer in a business combination recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU No 2015-16 also requires that the acquirer record, in the current period's financial statements, the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the change to the estimated amounts, calculated as if the accounting had been completed at the acquisition date. ASU No. 2015-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments in ASU No. 2015-16 should be applied prospectively to adjustments to provisional amounts that occur after the effective date, with earlier application permitted for financial statements that have not been issued. The Company will adopt ASU No. 2015-16 as of its quarter ending March 31, 2016. The Company believes that the adoption of this update will not have a material impact on its financial statements.
In November 2015, the FASB issued ASU No. 2015-17, "Income Taxes - Balance Sheet Classification of Deferred Taxes" ("ASU No. 2015-17"), which eliminates the current requirement for an entity to present deferred income tax assets and liabilities as current and noncurrent in a classified balance sheet. Instead, entities will be required to classify all deferred tax assets and liabilities as noncurrent. The amendments in ASU No. 2015-17 are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016. The amendments may be applied prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented. The Company will adopt ASU No. 2015-17 as of its quarter ending March 31, 2017. The Company believes that the adoption of this update will not have a material impact on its financial statements.
In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments - Recognition and Measurement of Financial Assets and Financial Liabilities" ("ASU No. 2016-01"). The amendments in ASU No. 2016-01 require changes to the measurement and presentation of certain equity investments, as well as to the disclosures pertaining to these equity investments. The amendments in ASU No. 2016-01 are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. The new guidance permits early adoption of certain provisions in the Update. The Company will adopt ASU No. 2016-01 as of its quarter ending March 31, 2018. The Company is currently evaluating the standard to determine the impact of the adoption of this guidance on its financial statements.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

In February 2016, the FASB issued ASU No. 2016-02, "Leases" ("ASU No. 2016-02"). The new standard establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the standard to determine the impact of the adoption of this guidance on its financial statements.

Note 3	— Concentrations of Risk
 Credit Risk—The Company is exposed to on-balance sheet credit risk related to its Vacation Interests notes receivable. The Company offers financing to the buyers of VOIs and bears the risk of defaults on promissory notes delivered to it by buyers of VOIs. If a buyer of VOIs defaults, the Company generally attempts to resell such VOIs by exercise of a power of sale. The associated marketing, selling, and administrative costs from the original sale are not recovered, and such costs must be incurred again to resell the VOIs. Although in many cases the Company may have recourse against a buyer of VOIs for the unpaid price, certain states have laws that limit the Company’s ability to recover personal judgments against customers who have defaulted on their loans. The Company has generally not pursued this remedy.
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
 Availability of Funding Sources—The Company has historically funded Vacation Interests notes receivable and unsold Vacation Interests with borrowings through its financing facilities and internally generated funds. Borrowings are in turn repaid with the proceeds received by the Company from repayments of such Vacation Interests notes receivable. To the extent that the Company is not successful in maintaining or replacing existing financings, it may have to curtail its sales and marketing operations or sell assets, thereby resulting in a material adverse effect on the Company’s results of operations, cash flows and financial condition.
 Geographic Concentration—Portions of the Company's consumer loan portfolio are concentrated in certain geographic regions within the U.S. The deterioration of the economic condition and financial well-being of the regions in which the Company has significant loan concentrations could adversely affect the results of operations for its consumer loan portfolio business. The credit risk inherent in such concentrations is dependent upon regional and general economic stability, which affects property values and the financial well-being of the borrowers. As of December 31, 2015 and 2014, the Company's loans to California residents constituted 33.3% and 32.4%, respectively, of the consumer loan portfolio. No other state or foreign country concentration accounted for more than 10.0% of the portfolio.
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
During the years ended December 31, 2015, 2014 and 2013, the Company entered into a series of interest rate cap and swap agreements to manage its exposure to interest rate increases, all of which except the December 2015 Swap (discussed below) were terminated by December 31, 2015.
On December 11, 2015, as required by the Company's $200.0 million conduit facility that was most recently amended on July 1, 2015 (the "Conduit Facility"), the Company entered into an interest rate swap agreement to manage its exposure to fluctuations in interest rates, effective December 15, 2015 (the "December 2015 Swap"). The December 2015 Swap has a notional amount of $20.5 million and is scheduled to mature on December 20, 2025. The Company pays interest at a fixed rate of 2.38% based on a floating notional amount in accordance with a pre-determined amortization schedule, and receives interest based on one-month floating LIBOR. The December 2015 Swap did not qualify for hedge accounting. See "Note 16—Borrowings" for further detail on the Conduit Facility.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

As of December 31, 2015, the fair value of the December 2015 Swap was calculated to be $0.1 million based on a valuation report provided by a counterparty. The fair value was recorded as a derivative liability with an offsetting charge to interest expense.

Note 4	— Cash in Escrow and Restricted Cash
The nature of selected balances included in cash in escrow and restricted cash includes:
Securitization and Funding Facilities collection and reserve cash—prefunding and reserve cash held for the benefit of secured note holders and cash collections on certain Vacation Interests notes receivable that secure collateralized notes. The Conduit Facility and the $100.0 million loan sale facility with Quorum Federal Credit Union (the "Quorum Facility") are collectively referred to as the "Funding Facilities." See "Note 16—Borrowings" for further detail on the Conduit Facility and the Quorum Facility.
As of December 31, 2014, Securitization and Funding Facilities collection and reserve cash included $4.4 million related to the future funding of Vacation Interests notes receivable associated with the issuance of $260.0 million of investment-grade rated securities in a securitization transaction completed on November 20, 2014 (the "DROT 2014-1 Notes"). $4.4 million was released to the Company's unrestricted cash account in January 2015. Securitization and Funding Facilities collection and reserve cash as of December 31, 2015 did not include any such amount.
Cash in escrow and restricted cash consisted of the following as of December 31 of each of the following years (in thousands):

	2015	2014
Securitization and Funding Facilities collection and reserve cash	$50,943	$39,784
Collected on behalf of St. Maarten and other HOAs	18,626	15,970
Escrow	13,423	9,830
Deposits related to Vacation Interests notes receivable servicing agreements	10,680	—
Bonds and deposits	883	882
Other	3,740	1,892
Total cash in escrow and restricted cash	$98,295	$68,358

In connection with the Gold Key Acquisition, the Company deposited $6.2 million into an escrow account in connection with required buyouts, upgrade fees and defaulted inventory purchases related to pre-closing Gold Key consumer receivables retained by the seller, and is treated as restricted cash.

Note 5	— Vacation Interests Notes Receivable and Allowance
The Company provides financing to purchasers of VOIs at North American and St. Maarten sales centers that is collateralized by their VOIs. Eligibility for this financing is principally dependent upon the customers’ FICO credit scores and other factors based on review of the customer's credit history. As of December 31, 2015, the Vacation Interests notes receivable bore interest at fixed rates ranging from 6.0% and 18.0%. The terms of the Vacation Interests notes receivable range from two years to 15 years and may be prepaid at any time without penalty. Vacation Interests notes receivable originated by the Company within the last five years have a term of 10 years. The weighted average interest rate of outstanding Vacation Interests notes receivable was 14.6% and 14.8% as of December 31, 2015 and 2014, respectively.
The Company charges off Vacation Interests notes receivable upon the earliest of (i) the customer's account becoming over 180 days delinquent or (ii) the completion of cancellation or foreclosure proceedings. Once a delinquent customer has brought the account current following the event leading to the charge-off and makes six timely payments, the charge-off is reversed. A default in a customer's initial payment (after unsuccessful collection efforts) results in a cancellation of the sale. All collection and foreclosure costs related to delinquent loans are expensed as incurred. Vacation Interests notes receivable from 91 to 180 days past due as of December 31, 2015 and 2014 were 2.5% and 2.0% of gross Vacation Interests notes receivable, respectively.
The Vacation Interests notes receivable, net balance includes deferred origination costs related to Vacation Interests notes receivable originated by the Company, net of the related allowance. Vacation Interests notes receivable origination costs incurred in connection with providing financing for VOIs are capitalized and amortized over the estimated life of the Vacation Interests notes receivable, based on historical prepayments, as a decrease to interest revenue using a method that approximates the effective interest method. Amortization of deferred loan and contract origination costs charged to interest

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

revenue was $12.6 million, $8.9 million and $5.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Gross Vacation Interests notes receivable - securitized were collateralized against the Company’s various borrowings included in "Securitization notes and Funding Facilities" in the accompanying consolidated balance sheets. See "Note 16—Borrowings" for further detail. Gross Vacation Interests notes receivable consisted of the following as of December 31 of each of the following years (in thousands):

	2015	2014
Vacation Interests notes receivables - securitized	$688,777	$552,400
Vacation Interests notes receivables - non-securitized	81,014	56,377
Total Vacation Interests notes receivable	$769,791	$608,777
Vacation Interests notes receivable, net consisted of the following as of December 31 of each of the following years (in thousands):

	2015	2014
Vacation Interests notes receivable, originated	$744,532	$567,564
Vacation Interests notes receivable, purchased	25,259	41,213
Vacation Interests notes receivable, gross	769,791	608,777
Allowance for loan and contract losses	(165,331)	(130,639)
Deferred profit on Vacation Interests transactions	(1,780)	(1,625)
Deferred loan and contract origination costs, net	15,546	12,253
Inventory value of defaulted mortgages that were previously purchased	4,152	9,587
Premium on Vacation Interests notes receivable, net - purchased	229	309
Vacation Interests notes receivable, net	$622,607	$498,662
Deferred profit on Vacation Interests transactions represents the revenues less the related direct costs (sales commissions, sales incentives, cost of sales and allowance for loan losses) related to sales that do not qualify for revenue recognition under ASC 978. See "Note 2—Summary of Significant Accounting Policies" for a description of revenue recognition criteria.
Inventory value of defaulted mortgages that were previously purchased represents the inventory underlying mortgages that have defaulted. Upon recovery of the inventory, the value is transferred to unsold Vacation Interests, net.
The following reflects the contractual principal maturities of originated and acquired Vacation Interests notes receivable for each of the following years (in thousands):

2016	$65,710
2017	68,169
2018	71,997
2019	76,605
2020	81,810
2021 and thereafter	405,500
$769,791
Activity in the allowance associated with Vacation Interests notes receivable consisted of the following for the years ended December 31 (in thousands):

	2015	2014
Balance, beginning of year	$130,639	$105,590
Provision for uncollectible Vacation Interests sales (a)	80,380	56,970
Write offs, net	(45,688)	(31,921)
Balance, end of year	$165,331	$130,639

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(a) The provision for uncollectible Vacation Interests sales shows activity in the allowance for loan and contract losses associated with Vacation Interests notes receivable and is exclusive of ASC 978 adjustments related to deferred revenue.
A summary of the credit quality and aging consisted of the following as of December 31 of each of the following years (in thousands):

As of December 31, 2015
FICO Scores	Current	31-60	61-90	91-120	121-150	151-180	Total
>799	$75,647	$751	$193	$338	$204	$287	$77,420
700 - 799	397,264	7,589	3,497	2,938	1,879	2,533	415,700
600 - 699	213,818	8,444	3,653	3,893	2,841	2,100	234,749
<600	19,393	1,700	881	333	533	465	23,305
No FICO Scores	16,677	674	490	320	286	170	18,617
	$722,799	$19,158	$8,714	$7,822	$5,743	$5,555	$769,791

As of December 31, 2014
FICO Scores	Current	31-60	61-90	91-120	121-150	151-180	Total
>799	$56,005	$487	$215	$190	$143	$155	$57,195
700 - 799	305,636	4,276	1,338	1,396	1,335	1,050	315,031
600 - 699	178,550	6,313	2,687	2,034	1,891	1,674	193,149
<600	19,992	1,833	895	545	406	450	24,121
No FICO Scores	17,262	817	449	361	230	162	19,281
	$577,445	$13,726	$5,584	$4,526	$4,005	$3,491	$608,777
The Company captures FICO credit scores when each loan is underwritten. The "No FICO Scores" category in the table above is primarily comprised of customers who live outside of the U.S.

Note 6	— Transactions with Related Parties
Due from Related Parties, Net, and Due to Related Parties, Net
Amounts due from related parties, net and due to related parties, net consist primarily of transactions with HOAs or Collection Associations for which the Company acts as the management company. Due from related parties, net, transactions include (i) management fees for the Company’s role as the management company; (ii) certain expenses reimbursed by HOAs and Collection Associations; and (iii) the recovery of a portion of the Company’s Vacation Interests carrying costs, management and member services, consolidated resort operations, loan portfolio and general and administrative expenses that are incurred on behalf of the HOAs and the Collection Associations according to a pre-determined schedule approved by the board of directors at each HOA and Collection Association. Due to related parties, net, transactions include (i) the amounts due to HOAs and Collection Associations under the IRAAs that the Company enters into regularly with certain HOAs and similar agreements with the Collection Associations, pursuant to which the Company recaptures VOIs, either in the form of vacation points or vacation intervals, and may recover the underlying inventory at a later date; (ii) the maintenance fee and assessment fee liability owed to HOAs and Collection Associations for VOIs owned by the Company (generally this liability is recorded on January 1 of each year for the entire amount of annual maintenance and assessment fees, and is relieved throughout the year by payments remitted to the HOAs and the Collection Associations; these maintenance and assessment fees are also recorded as prepaid expenses and other assets in the accompanying consolidated balance sheets and amortized ratably over the year); (iii) cleaning fees owed to the HOAs for room stays paid by the Company's customers or by a Club on behalf of a member where the frequency of the cleans exceed those covered by the respective maintenance fees; and (v) miscellaneous transactions with other non-HOA related parties.
Amounts due from related parties and due to related parties, some of which are due on demand, carry no interest. Due to the fact that the right of offset exists between the Company and the respective HOAs and Collection Associations, the Company evaluates amounts due to and from each HOA and Collection Association at each reporting period to reduce the receivables and the payables on each party's books of record. Any remaining balances are then reclassified as either a net due to or a net due

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

from related parties for each HOA and Collection Association in accordance with the requirements of ASC 210, "Balance Sheet— Offsetting."
Due from related parties, net consisted of the following as of December 31 of each of the following years (in thousands):

	2015	2014
Amounts due from HOAs and Collection Associations	$42,393	$51,207
Amounts due from other	42	444
Total due from related parties, net	$42,435	$51,651

Due to related parties, net consisted of the following as of December 31 of each of the following years (in thousands):

	2015	2014
Amounts due to HOAs and Collection Associations	$54,686	$34,732
Amounts due to other	92	36
Total due to related parties, net	$54,778	$34,768
Inventory Recovery and Assignment Agreements
The Company entered into IRAAs with substantially all HOAs for its managed resorts in North America and similar arrangements with all of the Collection Associations and a majority of its European managed resorts, pursuant to which it recaptures VOIs, either in the form of points or intervals, and brings them into its inventory for sale to customers. Under these agreements, the Company is required to pay between 30% and 100% of the annual maintenance and assessment fees to the HOAs and the Collection Associations for any VOIs that have become eligible for recovery. Generally, these agreements automatically renew for additional one-year terms unless expressly terminated by either party in advance of the agreement expiration period.
Such agreements contain provisions for the Company to utilize the VOIs associated with such maintenance fees and to reclaim such VOIs in the future. Generally, the agreements provide for an initial June 30 settlement date and adjustments thereafter for owners that become current subsequent to the June 30 settlement date.
Management Services
Included within the amounts reported as management and member services revenue are revenues from resort management services provided to the HOAs and the Collection Associations, which totaled $105.5 million, $96.2 million and $81.1 million for the years ended December 31, 2015, 2014 and 2013, respectively. See "Note 1—Background, Business and Basis of Presentation" above for detail of these services performed.
Hospitality Management and Consulting Service, LLC ("HM&C") Management Services Agreement (the "HM&C Agreement")
HM&C was beneficially owned and controlled by Stephen J. Cloobeck, the Company's Chairman of the Board, and David F. Palmer, the Company's President and Chief Executive Officer, until the consummation of the HM&C Acquisition (as defined and discussed below), effective as of January 1, 2015. Pursuant to the HM&C Agreement, HM&C has provided two categories of management services to the Company: (i) executive and strategic oversight of the services that the Company provides to HOAs and the Collection Associations through the Company’s hospitality and management services operations, for the benefit of the Company, the HOAs and the Collection Associations; and (ii) executive, corporate and strategic oversight of the Company’s operations and certain other administrative services. Prior to the HM&C Acquisition, pursuant to the HM&C Agreement, HM&C was entitled to receive (a) a lump sum annual management fee for providing HOA management services; (b) a lump sum annual management fee for providing corporate management services; (c) a lump sum annual incentive payment based on performance metrics determined by the Compensation Committee of the Company's Board of Directors, subject to certain minimum amounts set forth in the HM&C Agreement; and (d) reimbursement of HM&C's expenses incurred in connection with its activities under the HM&C Agreement.
HM&C Acquisition
On January 6, 2015, the Company entered into a Membership Interest Purchase Agreement (the "Purchase Agreement"), whereby it acquired from an entity controlled by Mr. Cloobeck and an entity controlled by Mr. Palmer (which entities owned 95% and 5% of the outstanding membership interests of HM&C, respectively) all of the outstanding membership interests in HM&C in exchange for an aggregate purchase price of $10,000 (the "HM&C Acquisition"), which is recorded as goodwill on

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

the Company's consolidated balance sheet. As a result of the HM&C Acquisition, effective January 1, 2015, transactions between the Company and HM&C were fully eliminated from the Company's consolidated balance sheet, as HM&C became a wholly-owned subsidiary of the Company.
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
Aircraft Leases
In January 2012, the Company entered into an aircraft lease agreement with N702DR, LLC, a limited liability company of which Mr. Cloobeck is a beneficial owner and a controlling party. Pursuant to this lease agreement, the Company leases an aircraft from N702DR, LLC and paid N702DR, LLC $2.4 million for each of the years ended December 31, 2015, 2014 and 2013. In addition, pursuant to the Master Agreement described above, the Company agreed not to terminate this aircraft lease agreement until at least December 31, 2017, subject to certain termination provisions in the aircraft lease agreement.
In connection with the Company's lease of another aircraft from Banc of America Leasing & Capital, LLC, Mr. Cloobeck entered into a guarantee in favor of Banc of America Leasing & Capital, LLC. Pursuant to this guarantee, Mr. Cloobeck guarantees the Company's lease payments and any related indebtedness to Banc of America Leasing & Capital, LLC. In connection with this aircraft lease, and pursuant to this lease agreement, the Company paid Banc of America Leasing & Capital, LLC $1.2 million for each of the years ended December 31, 2015, 2014 and 2013, respectively. The Company did not compensate Mr. Cloobeck for providing these guarantees; however, pursuant to the Master Agreement described above, the Company agreed to indemnify and hold harmless Mr. Cloobeck and each of his affiliates from any and all amounts that Mr. Cloobeck is required to pay under the guarantee in favor of Banc of America Leasing & Capital, LLC. In exchange, Mr. Cloobeck agreed to comply with all the covenants and agreements set forth in the guarantee for so long as Mr. Cloobeck or any of his affiliates is subject to the guarantee.
Guggenheim Relationship
Pursuant to an agreement with the Company, DRP Holdco, LLC (the "Guggenheim Investor"), a significant stockholder of the Company, had the right to nominate two members to the Company's Board of Directors, subject to certain security ownership thresholds. Zachary Warren, a principal of Guggenheim Partners, LLC ("Guggenheim"), an affiliate of the Guggenheim Investor, serves as a member of the Company's Board of Directors as a nominee of the Guggenheim Investor. B. Scott Minerd, also a principal of Guggenheim, served as a member of the Company's Board of Directors until his resignation effective July 28, 2015. Mr Minerd's resignation did not involve a disagreement on any matter relating to the Company's operations, policies, or practices.
Affiliates of Guggenheim are currently lenders under the Conduit Facility, the senior secured credit facility originally entered into on May 9, 2014 and subsequently amended on December 22, 2014 and December 3, 2015 (the "Senior Credit Facility") and the $64.5 million securitization transaction completed on April 27, 2011 (the "DROT 2011 Notes"). See "Note 16—Borrowings" elsewhere in this report for further details on these borrowings. In addition, an affiliate of Guggenheim was an investor in the Company's 12.0% senior secured notes originally due 2018 (the "Senior Secured Notes") that were redeemed on June 9, 2014.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

March 2015 Secondary Offering
On March 10, 2015, Cloobeck Diamond Parent, LLC (an entity beneficially owned and controlled by Mr. Cloobeck), the Guggenheim Investor and Best Amigos Partners, LLC (an entity beneficially owned and controlled by Lowell D. Kraff, the Vice Chairman of the Board of Directors of the Company) (collectively, the "Selling Stockholders") consummated the sale of an aggregate of 6,700,000 shares of common stock of the Company in an underwritten public offering. On March 20, 2015, the Selling Stockholders sold an additional aggregate of 802,316 shares of the Company's common stock to the underwriter pursuant to the underwriting agreement in connection with the underwriter's exercise of its over-allotment option. These transactions are collectively referred to as the "March 2015 Secondary Offering." The Company did not sell any stock in the March 2015 Secondary Offering and did not receive any proceeds from the offering. The Company purchased from the underwriter 1,515,582 shares sold by the Selling Stockholders in the March 2015 Secondary Offering at $32.99 per share (the same price per share at which the underwriter purchased shares from the Selling Stockholders) for a total purchase price of $50.0 million. The Company incurred $0.8 million in expenses related to the March 2015 Secondary Offering, including registration, filing and listing fees, printing fees and legal and accounting expenses, which are included in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income (loss).
Praesumo Agreement
In June 2009, the Company entered into an Engagement Agreement for Individual Independent Contractor services with Praesumo Partners, LLC, a limited liability company of which Mr. Lowell D. Kraff, the Vice Chairman of the Board of Directors of the Company, is a beneficial owner and a controlling party. Pursuant to this engagement agreement, Praesumo provides Mr. Kraff as an independent contractor to the Company to provide, among other things, acquisition, development and finance consulting services. In August 31, 2015, the Company entered into a fourth extension agreement that extends the agreement through August 31, 2016. In consideration of these services provided pursuant to this agreement, the Company paid to Praesumo Partners, LLC, in the aggregate, $1.8 million, $1.7 million and $2.0 million, in fees and expense reimbursements during the years ended December 31, 2015, 2014 and 2013, respectively. These amounts do not include certain travel-related costs paid directly by the Company.
Luumena
Mr. Kraff was also a beneficial owner of Luumena, LLC, which provided digital media services. The Company paid Luumena, LLC $0.2 million during the year ended December 31, 2013. The Company terminated its contract with Luumena during the year ended December 31, 2013. Effective January 1, 2014, Mr. Kraff no longer had any beneficial ownership in Luumena, LLC.
Technogistics
Mr. Kraff was also a beneficial owner of Technogistics, LLC, which provided direct marketing services. The Company paid Technogistics, LLC $1.6 million during the year ended December 31, 2013. Effective January 1, 2014, Mr. Kraff no longer had any beneficial ownership in Technogistics, LLC. The Company terminated its contract with Technogistics, LLC effective January 1, 2015.
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
Mackinac Partners
Since September 2008, Mr. C. Alan Bentley has served in various officer capacities, including as Executive Vice President, and as a director, of certain subsidiaries of DRP. In January 2013, Mr. Bentley was named Executive Vice President and Chief Financial Officer. Through December 30, 2014, Mr. Bentley was also a partner of Mackinac Partners, LLC, a financial advisory firm that provides consulting services to the Company. Effective December 31, 2014, Mr. Bentley withdrew as a partner of Mackinac Partners, LLC. The services provided by Mackinac Partners, LLC to the Company include advisory services relating to mergers and acquisitions, capital formation and corporate finance. In addition to these services, which Mackinac Partners, LLC provided at hourly rates, Mackinac Partners, LLC also provides to the Company strategic advisory services of one of its managing partners at a rate of $0.2 million for each three-month period during the term. For the

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

years ended December 31, 2014 and 2013, the Company paid fees and expense reimbursements to Mackinac Partners, LLC of $1.8 million and $2.2 million, respectively.
Katten Muchin Rosenman LLP
Mr. Howard S. Lanznar, who joined the Company as the Executive Vice President and Chief Administrative Officer in September 2012, was a partner of the law firm of Katten Muchin Rosenman LLP ("Katten") until August 31, 2014 and is currently Of Counsel at the firm. Katten renders legal services to the Company. During the years ended December 31, 2014 and 2013, the Company paid to Katten fees of $3.4 million and $7.0 million, respectively. Additionally, Richard M. Daley, who is a member of the Board of Directors of the Company, is Of Counsel at Katten.

Note 7	— Other Receivables, Net
Other receivables, net, consisted of the following as of December 31 of each of the following years (in thousands):

	2015	2014
Club dues receivable, net	$25,028	$27,160
Receivables related to Sampler Packages, net	14,723	17,516
Interest receivables associated with Vacation Interests notes receivable	7,919	6,382
Rental receivables and other resort management-related receivables, net	2,737	3,972
Insurance claims receivables	1,262	342
Tax refund receivables	—	2,070
Other receivables	4,117	2,379
Total other receivables, net of allowances of $12,300 and $10,052, respectively	$55,786	$59,821
The allowance for doubtful accounts relates primarily to receivables for Club dues and Sampler Packages. The Company considers factors such as economic conditions, industry trends, defaults and past due agings to analyze the adequacy of the allowance. Any adjustments to the allowance are recorded within management and member services revenue or vacation interest carrying cost, net of the Company's consolidated statement of operations and comprehensive income (loss).

Note 8	— Prepaid Expenses and Other Assets, Net
The nature of selected balances included in prepaid expenses and other assets, net, includes:
Deferred commissions—commissions paid to sales agents related to deferred revenue from sales of Sampler Packages, which allow purchasers to stay at a resort property on a trial basis. These amounts are charged to Vacation Interests carrying cost, net as the associated revenue is recognized.
Vacation Interests purchases in transit—purchases of Vacation Interests from third parties for which the titles have not been officially transferred to the Company. These Vacation Interests purchases in transit are reclassified to unsold Vacation Interests, net, upon successful transfer of title. In connection with the Gold Key Acquisition, the Company recorded $15.5 million in prepaid expenses and other assets with an offsetting amount in accrued liabilities related to required buyouts, upgrade fees and defaulted inventory purchases related to pre-closing Vacation Interests notes receivables retained by the seller (the “Default Recovery Agreement”), pursuant to which the Company is required to purchase any Vacation Interests notes receivable that are more than 90 days past due and thus obtains the rights to recover the underlying VOIs.
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

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Prepaid expenses and other assets, net, consisted of the following as of December 31 of each of the following years (in thousands):

	2015	2014
Debt issuance costs, net	$26,738	$20,826
Deferred commissions	17,109	18,492
Vacation Interests purchases in transit	29,323	20,058
Other inventory or consumables	4,767	4,067
Prepaid maintenance fees	3,843	3,317
Prepaid member benefits and affinity programs	2,689	4,362
Prepaid insurance	2,670	2,764
Prepaid sales and marketing costs	2,601	2,393
Deposits and advances	2,635	3,186
Other	8,272	6,974
Total prepaid expenses and other assets, net	$100,647	$86,439
With the exception of Vacation Interests purchases in transit and deposits and advances, prepaid expenses and other assets are amortized as the underlying assets are utilized. Debt issuance costs incurred in connection with obtaining funding for the Company have been capitalized and are being amortized over the lives of the related funding agreements as a component of interest expense using a method which approximates the effective interest method. Amortization of capitalized debt issuance costs included in interest expense was $5.8 million, $4.6 million and $5.8 million for the years ended December 31, 2015, 2014 and 2013, respectively. See "Note 16—Borrowings" for more detail.

Note 9	— Unsold Vacation Interests, Net
Unsold Vacation Interests, net consisted of the following as of December 31 of each of the following years (in thousands):

	2015	2014
Completed unsold Vacation Interests, net	$298,782	$230,137
Undeveloped land	35,974	24,326
Vacation Interests construction in progress	23,522	7,709
Unsold Vacation Interests, net	$358,278	$262,172

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Activity related to unsold Vacation Interests, net, consisted of the following for the years ended December 31 of each of the following years (in thousands):

	2015	2014
Balance, beginning of year	$262,172	$298,110
Vacation Interests cost of sales	(28,721)	(63,499)
Purchases in connection with acquisitions	26,481	—
Inventory recovery	21,112	20,691
Construction in progress	18,175	3,474
Open market and bulk purchases	9,020	7,973
Capitalized legal, title and trust fees	15,609	5,601
Loan default recoveries related to business combinations	22,413	4,268
Transfers from (to) assets held for sale	12,488	(4,254)
Effect of foreign currency translation	(2,810)	(3,590)
Transfer construction in progress to property and equipment	—	(5,995)
Impairment of inventory	—	(181)
Other	2,339	(426)
Balance, end of year	$358,278	$262,172
See "Note 2—Summary of Significant Accounting Policies" for discussion on unsold Vacation Interests, net.
Included in completed unsold Vacation Interests, net above is certain property at the Cabo Azul Resort located in San Jose Del Cabo, Mexico with a cost basis of $5.7 million, which is subject to an agreement that grants a third-party an option to purchase the property. This property was classified as assets held for sale as of December 31, 2014 but no longer qualified as such as of December 31, 2015. Similarly, undeveloped land above includes vacant land in Orlando, Florida and Kona, Hawaii that no longer qualified as assets held for sale as of December 31, 2015.
In connection with the Gold Key Acquisition, the Company acquired $26.5 million in unsold Vacation Interests, net based on a preliminary appraisal. See "Note 24—Business Combinations" for further details.
At December 31, 2015, Vacation Interests construction in progress includes costs related to construction of units at the Cabo Azul Resort located in San Jose Del Cabo, Mexico and the development of a new resort in Kona, Hawaii. See "Note 18—Commitments and Contingencies" for additional information regarding the development of the new resort in Kona, Hawaii.
Loan default recoveries related to business combinations represent the recovered inventory underlying defaulted
Vacation Interests notes receivable that were acquired in connection with the Company's business combinations.

Note 10	— Property and Equipment, Net
Property and equipment, net consisted of the following as of December 31 of each of the following years (in thousands):

	2015	2014
Land and improvements	$20,219	$19,335
Buildings and leasehold improvements	60,281	44,320
Furniture and office equipment	21,845	19,248
Computer software	46,231	33,465
Computer equipment	19,146	15,641
Construction in progress	2,522	271
Property and equipment, gross	170,244	132,280
Less accumulated depreciation	(74,883)	(61,409)
Property and equipment, net	$95,361	$70,871
Depreciation expense related to property and equipment was $16.2 million, $13.2 million and $11.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Property and equipment are recorded at either cost for assets purchased or constructed, or fair value in the case of assets acquired through acquisitions. The costs of improvements that extend the useful life of property and equipment are capitalized when incurred. These capitalized costs may include structural costs, equipment, fixtures and floor and wall coverings. All repair and maintenance costs are expensed as incurred.
Buildings and leasehold improvements are depreciated using the straight-line method over the lesser of the estimated useful lives, which range from four to 40 years, or the remainder of the lease terms. Furniture, office equipment, computer software and computer equipment are depreciated using the straight-line method over their estimated useful lives, which range from three to seven years.
In connection with the Gold Key Acquisition, the Company acquired property and equipment valued at $15.3 million based on a preliminary appraisal. See "Note 24—Business Combinations" for further details.

Note 11 — Goodwill
Goodwill represents the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. As required by ASC 350, the Company does not amortize goodwill, but rather evaluates goodwill by reporting unit for potential impairment on an annual basis or at other times during the year if events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is below the carrying amount. The Company performed its annual evaluation of potential impairment of goodwill as required in the ordinary course of business during the fourth quarter of 2015. The Company assessed various qualitative factors and determined that the fair values of its reporting units were not below their respective carrying value. As such, the Company concluded that the first and second steps of the goodwill impairment tests were unnecessary. See "Note 2 —Summary of Significant Accounting Policies" for further detail on the Company's policy related to goodwill impairment testing.
The changes in the carrying amount of goodwill are as follows (in thousands):

	Hospitality and Management Services	Vacation Interests Sales and Financing	Total Company
Balance as of December 31, 2014 - Island One Acquisition	$30,165	$467	$30,632
Goodwill acquired during the year ended December 31, 2015:
Gold Key Acquisition	13,777	60,102	73,879
HM&C Acquisition	10	—	10
Total goodwill acquired during the year ended December 31, 2015	13,787	60,102	73,889
Balance as of December 31, 2015	$43,952	$60,569	$104,521
See "Note 6—Transactions with Related Parties—HM&C Acquisition" for further detail on the HM&C Acquisition and "Note 24—Business Combinations" for further detail on the Gold Key Acquisition.

Note 12— Other Intangible Assets, Net
Other intangible assets, net consisted of the following as of December 31, 2015 (in thousands):

	Gross Carrying Cost	Accumulated Amortization	Net Book Value
Management contracts	$226,515	$(58,278)	$168,237
Member relationships and the Clubs	55,866	(39,298)	16,568
Rental agreements	15,800	(823)	14,977
Rights to develop inventory	11,600	(173)	11,427
Marketing easement rights	8,717	(436)	8,281
Distributor relationships and other	5,096	(2,396)	2,700
	$323,594	$(101,404)	$222,190

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Other intangible assets, net consisted of the following as of December 31, 2014 (in thousands):

	Gross Carrying Cost	Accumulated Amortization	Net Book Value
Management contracts	$201,997	$(45,218)	$156,779
Member relationships and the Clubs	55,784	(36,789)	18,995
Distributor relationships and other	4,851	(1,839)	3,012
	$262,632	$(83,846)	$178,786
Under the terms of the Master Agreement entered into by the Company on January 6, 2015, the Company acquired certain rights from Mr. Cloobeck and entities controlled by Mr. Cloobeck, which were recorded by the Company as intangible assets. See "Note 6—Transactions with Related Parties" for more detail regarding the Master Agreement and related transactions.

Intangible assets purchased under the Master Agreement consisted of the following (dollars in thousands):

	Weighted Average Useful Life	Based on Appraisal
Marketing easement rights	20	$8,717
Other intangibles	3	266
		$8,983

In connection with the Gold Key Acquisition, which was completed on October 16, 2015, the Company recorded the following intangible assets (dollars in thousands):

	Weighted Average Useful Life	Based on Preliminary Appraisal
Management contracts	20	$25,300
Rental agreements	4	15,800
Rights to develop inventory	14	11,600
Member relationships	6	360
		$53,060
See "Note 24—Business Combinations" for more detail regarding the Gold Key Acquisition.
Amortization expense for other intangible assets was $18.3 million, $19.3 million and $17.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.
As of December 31, 2015, the estimated aggregate amortization expense for intangible assets was expected to be $20.7 million, $19.8 million, $19.4 million, $18.6 million and $15.3 million for the years ending December 31, 2016 through 2020, respectively, and an aggregate $128.4 million for the remaining lives of these intangible assets.
The Company did not identify any impairment of its intangible assets for the years ended December 31, 2015, 2014 or 2013. See "Note 2—Summary of Significant Accounting Policies" for further detail on the Company's policy related to impairment evaluation of the Company's intangible assets.

Note 13 — Assets Held for Sale
Assets held for sale are recorded at the lower of cost or their estimated fair value less cost to sell and are not subject to depreciation. Sale of the assets classified as such is probable, and transfer of the assets is expected to qualify for recognition as a completed sale, generally within one year of the balance sheet date.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Assets held for sale consisted of the following as of December 31 of each of the following years (in thousands):

	2015	2014
Points equivalent of unsold units and resorts in Europe	$1,518	$997
Certain units in San Jose Del Cabo, Mexico	154	5,855
Vacant land in Orlando, Florida	—	4,000
Vacant land in Kona, Hawaii	—	3,600
Total assets held for sale	$1,672	$14,452
The points equivalent of unsold units and resorts in the Company's European operations as of December 31, 2015 and December 31, 2014 were either held for sale or pending the consummation of sale. The proceeds related to assets pending the consummation of sale are expected to be paid in full by May 2017 and the Company will retain title to the properties until the full amounts due under the sales contracts are received. According to guidance included in ASC 360, "Property, Plant, and Equipment," the sales will not be considered consummated until all consideration has been exchanged. Consequently, the assets pending consummation of sale will continue to be included in assets held for sale until all proceeds are received.
As of December 31, 2015, a vast majority of the completed units in San Jose Del Cabo, Mexico and vacant land in Orlando, Florida and Kona, Hawaii no longer qualified as assets held for sale and were included in unsold Vacation Interests, net.

Note 14 — Accrued Liabilities
The Company records estimated amounts for certain accrued liabilities at each period end. The nature of selected balances included in accrued liabilities of the Company includes:
Liability for unrecognized tax benefit—See "Note 17—Income Taxes" for further detail.
Gold Key inventory recovery agreement liability—In connection with the Gold Key Acquisition, the Company recorded $15.5 million in prepaid expenses and other assets with an offsetting amount in accrued liabilities in accordance with the Default Recovery Agreement. See "Note 8—Prepaid Expenses and Other Assets" for further detail. Subsequent to the closing of the acquisition and through December 31, 2015, $3.1 million has been paid under this agreement.
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
Accrued liability related to acquisitions—contingent liability associated with an earn-out clause in connection with a business combination completed in 2012. This liability was subsequently reduced after a negotiated settlement was reached and the reduced amount was paid in full in June 2015.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Accrued liabilities consisted of the following as of December 31 of each of the following years (in thousands):

	2015	2014
Liability for unrecognized tax benefit	$75,706	$23,857
Accrued payroll and related	37,154	32,925
Accrued marketing expenses	24,885	14,953
Accrued commissions	22,774	17,496
Accrued other taxes	15,525	15,526
Gold Key inventory recovery agreement liability	12,371	—
Accrued insurance	7,795	5,703
Accrued professional fees	4,336	2,300
Accrued escrow liability	3,784	3,005
Accrued operating lease liabilities	3,309	3,503
Accrued exchange company fees	2,131	2,169
Accrued liability related to acquisitions	—	2,428
Other	11,892	10,815
Total accrued liabilities	$221,662	$134,680

Note 15 — Deferred Revenues
The Company records deferred revenues for payments received or billed but not earned for various activities.
Deferred Sampler Packages revenue—sold but unused trial VOIs. The Company generates revenue on sales of Sampler Packages. This revenue is recognized when the purchaser completes a stay at one of the Company's resorts or the trial period expires, whichever is earlier. Such revenue is recorded as a reduction to Vacation Interests carrying cost included in the Company's consolidated statements of operation and comprehensive income (loss) in accordance with ASC 978 (with the exception of the Company's European sampler product, which has a duration of three years and, as such, is treated as Vacation Interests sales revenue).
Club deferred revenue—annual membership fees in the Clubs billed to members (offset by an estimated uncollectible amount) and amortized ratably over a one-year period.
Accrued guest deposits—amounts received from guests for future rentals, which are recognized as revenue when earned.
Deferred maintenance and reserve fee revenue—maintenance fees billed as of January first of each year and earned ratably over the year for the two resorts in St. Maarten where the Company functioned as the HOA through December 31, 2014. In addition, the owners were billed for capital project assessments to repair and replace the amenities or to reserve the potential out-of-pocket deductibles for hurricanes and other natural disasters. These assessments were deferred until the refurbishment activity occurred, at which time the amounts collected were recognized as consolidated resort operations revenue, with an equal amount recognized as consolidated resort operations expense. Deferred maintenance and reserve fee revenue decreased by $7.6 million from December 31, 2014 to December 31, 2015 due to the St. Maarten Deconsolidation.
Deferred revenues consisted of the following as of December 31 of each of the following years (in thousands):

	2015	2014
Deferred Sampler Packages revenue	$66,285	$64,403
Club deferred revenue	43,890	40,044
Accrued guest deposits	6,631	6,482
Deferred maintenance and reserve fee revenue at our St. Maarten resorts	—	7,552
Other	2,914	6,516
Total deferred revenues	$119,720	$124,997

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note 16 — Borrowings

Senior Credit Facility
On May 9, 2014, the Company entered into the Senior Credit Facility Agreement, which originally provided for a $470.0 million Senior Credit Facility (including a $445.0 million term loan, issued with 0.5% of original issue discount and having a term of seven years and a $25.0 million revolving line of credit having a term of five years). Borrowings pursuant to the Senior Credit Facility Agreement bear interest, at the Company's option, at a variable rate equal to LIBOR plus 450 basis points (with a one percent LIBOR floor applicable only to the term loan portion) or an alternate base rate plus 350 basis points.
The Company used the proceeds of the term loan portion of the Senior Credit Facility, as well as $5.4 million of cash on hand, to fund the $418.9 million redemption amount for the outstanding Senior Secured Notes, including the applicable redemption premium and accrued and unpaid interest up to (but excluding) the June 9, 2014 redemption date, and to repay all outstanding indebtedness, together with accrued interest and fees, under three inventory loans (previously entered into in connection with various acquisitions). In conjunction with the Company's entry into the Senior Credit Facility Agreement, the Company also terminated its previous revolving credit facility, under which no borrowings were then outstanding. See below for the definition of and further detail on these retired borrowings.
On December 22, 2014, the Company entered into a First Amendment to the Senior Credit Facility Agreement (the "First Amendment"), which allowed the Company to accelerate its use of restricted payments for its stock repurchase program. On December 3, 2015, the Company entered into a Second Amendment and First Incremental Assumption Agreement (the “Second Amendment”) to the Senior Credit Facility Agreement. The Second Amendment provides for a $150.0 million incremental term loan that bears the same interest rate and terms as described for the original term loan above. The Company received $147.0 million in proceeds upon the closing of the Incremental Term Loan, which was issued with a 2.0% original issue discount.
Other significant terms of the Senior Credit Facility include: (i) quarterly amortization payments of $1.5 million commencing in March 2017; (ii) an excess cash flow sweep that varies depending on the Company's secured leverage ratio (which represents the ratio of (1) secured total debt to (2) Adjusted EBITDA for the most recent four consecutive fiscal quarters for which financial statements have been delivered); the Company is required to pay 50% of its excess cash flow (as defined in the Senior Credit Agreement) if the secured leverage ratio is greater than 2.0:1, 25% of its excess cash flow if the secured leverage ratio is greater than 1.5:1, but equal to or less than 2.0:1, and there is no excess cash flow sweep due when the secured leverage ratio is equal to or less than 1.5:1; (iii) a soft call provision of 1.01 until June 3, 2016; (iv) no ongoing maintenance financial covenants for the term loan, and a financial covenant calculation required on the revolving line of credit if outstanding loans under the revolving line of credit exceed 25% of the commitment amount as of the last day of any fiscal quarter; (v) the availability of additional incremental borrowings subject to meeting a required secured leverage ratio; and (vi) the Company's ability to make restricted payments, including the payment of dividends or share repurchases, up to the remaining portion of the cash flows that is not used to amortize debt pursuant to the excess cash flow provision described above.
At December 31, 2015, the outstanding principal balance under the term loan (including the Incremental Term Loan) was $574.7 million, and no principal balance was outstanding under the revolving line of credit. At December 31, 2015, the Company was in compliance with all of the Senior Credit Facility covenants.
Conduit Facility
On February 5, 2015, the Company entered into an amended and restated Conduit Facility agreement that extended the maturity date of the facility to April 10, 2017. The Conduit Facility is renewable for 364-day periods at the election of the lenders upon maturity. The overall advance rate on loans receivable in the portfolio is limited to 88% of the aggregate face value of eligible loans. The Conduit Facility originally bore interest at LIBOR or the commercial paper rate (having a floor of 0.50%) plus a usage-fee rate of 2.75%, and has a non-use fee of 0.75%. In connection with the amendment to the Conduit Facility agreement that was entered into on June 26, 2015 ("the June 2015 Amendment"), the usage-fee rate was reduced to 2.25%.
The June 2015 Amendment also provides, among other things, (i) that, at any time the outstanding note balance has been reduced to zero in connection with the delivery of a prepayment notice, the first borrowing thereafter must include a minimum of 250 timeshare loans and (ii) for the inclusion of timeshare loans that have been executed through the utilization of electronic signature and electronic vaulting and management services.
In accordance with the requirements of the July 2015 Amendment, the Company posted a reserve payment in the amount of $0.4 million against the derivative instruments associated with the Conduit Facility. This reserve payment was refunded to the Company upon the Completion of the DROT 2015-1 Notes (see definition below) in which more than 75% of the outstanding balance under the Conduit Facility was repaid using the proceeds from such securitization or other financing.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The Conduit Facility is subject to covenants, including as to the maintenance of specific financial ratios. As of December 31, 2015, the Company was in compliance with all of these covenants.
Securitization Notes
On April 27, 2011, the Company issued the DROT 2011 Notes, which mature on March 20, 2023 and carry an interest rate of 4.0%. The net proceeds were used to pay off in full the $36.4 million then-outstanding principal balance under the Conduit Facility, to pay down $7.0 million of the Quorum Facility, to pay requisite accrued interest and fees associated with both facilities, and to pay certain expenses incurred in connection with the issuance of the DROT 2011 Notes, including the funding of a reserve account required thereby.
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
On November 20, 2013, the Company completed a securitization transaction involving the issuance of $225.0 million of investment-grade rated securities (the "DROT 2013-2 Notes") that included a $44.7 million prefunding account. The DROT 2013-2 Notes consisted of two tranches of vacation ownership loan-backed notes that included $213.2 million of Class A tranche notes and $11.8 million of Class B tranche notes. The interest rates for the Class A tranche notes and the Class B tranche notes are 2.3% and 2.6%, respectively. The overall weighted average interest rate is 2.3%. The initial proceeds were used to pay off the $152.8 million then-outstanding principal balance, accrued interest and fees associated with the Conduit Facility, terminate the two interest rate swap agreements then in effect, pay certain expenses incurred in connection with the issuance of the DROT 2013-2 Notes, and fund related reserve accounts (including the prefunding account) with any remaining proceeds transferred to the Company for general corporate use. As of December 31, 2014, cash in escrow and restricted cash included $23.3 million related to the prefunding account, all of which was released to the Company's unrestricted cash account in January 2014.
On November 20, 2014, the Company completed the DROT 2014-1 Notes that included a $51.8 million prefunding account. The DROT 2014-1 Notes consisted of two tranches of vacation ownership loan-backed notes that included $235.6 million of Class A tranche notes and $24.4 million of Class B tranche notes. The interest rates for the Class A tranche notes and the Class B tranche notes are 2.5% and 3.0%, respectively. The overall weighted average interest rate is 2.6%. The initial proceeds were used to pay off the $141.3 million then-outstanding principal balance plus accrued interest and fees associated with the Conduit Facility, pay certain expenses incurred in connection with the issuance of the DROT 2014-1 Notes and fund related reserve accounts (including the prefunding account) with the remaining proceeds transferred to us for general corporate use. As of December 31, 2014, cash in escrow and restricted cash includes $4.4 million related to the prefunding account, all of which was released to the Company's unrestricted cash account in January 2015.
On July 29, 2015, the Company completed a securitization involving the issuance of investment-grade rated $170.0 million DROT 2015-1 Notes (the "DROT 2015-1 Notes"). The interest rates for the $158.5 million Class A tranche notes and the $11.5 million Class B tranche notes are 2.7% and 3.2%, respectively. The overall weighted average interest rate is 2.8%. The advance rate for this transaction is 96.0%. The proceeds from the DROT 2015-1 Notes were used to repay all of the outstanding balance plus accrued interest under the Conduit Facility, as well as to pay debt issuance cost related to the DROT 2015-1 Notes, with the remaining proceeds transferred to the Company for general corporate use, and the reserve payment described above was refunded to the Company.
On November 17, 2015, the Company completed a securitization involving the issuance of investment-grade rated $180.0 million DROT 2015-2 Notes (the "DROT 2015-2 Notes"). The interest rates for the $159.4 million Class A tranche notes and the $20.6 million Class B tranche notes are 3.0% and 3.5%, respectively. The overall weighted average interest rate is 3.1%. The advance rate for this transaction is 96.0%. The proceeds from the DROT 2015-2 Notes were used to repay all of the outstanding balance plus accrued interest under the Conduit Facility, as well as to pay debt issuance cost related to the DROT 2015-2 Notes with the remaining proceeds transferred to the Company for general corporate use. The DROT 2015-2 Notes initially included $33.6 million related to the future funding of Vacation Interests notes receivable, all of which was released to the Company's unrestricted cash account by December 31, 2015.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Quorum Facility
The Company's subsidiary, DRI Quorum 2010, LLC, entered into a Loan Sale and Servicing Agreement, dated as of April 30, 2010 with Quorum Federal Credit Union as purchaser. On September 30, 2015, pursuant to a First Amendment to the Amendment and Restated Loan Sale and Servicing Agreement, the Company amended the Quorum Facility to increase the aggregate minimum committed amount from $80.0 million to $100.0 million and to extend the term of the agreement to December 31, 2017, provided that Quorum Federal Credit Union may further extend the term for additional periods by written notice.
In connection with the Island One Acquisition completed on July 24, 2013, the Company assumed the loan sale agreement entered into by a subsidiary of Island One, Inc. on January 31, 2012 with Quorum that provides for an aggregate minimum $15.0 million loan sale facility (the "Island One Quorum Funding Facility"). The Island One Quorum Funding Facility provides for a purchase period of three years (which was subsequently extended to December 31, 2017) at a variable program fee of the published Wall Street Journal prime rate plus 6.0%, with a floor of 8.0%. The loan purchase commitment is conditional upon certain portfolio delinquency and default performance measurements. As of December 31, 2015, the weighted average advance rate Quorum Facility and the Island One Quorum Funding Facility was 86.2% and the weighted average interest rate was 4.6%.
Notes Payable
During the year ended December 31, 2015, the Company issued three unsecured notes to finance premiums on certain insurance policies. Two of the unsecured notes matured in February 2016 and each of these two notes carried an interest rate of 2.7% per annum. The third unsecured note is scheduled to mature in October 2016 and carries an interest rate of 2.4% per annum. In addition, the Company purchased certain software licenses during the year ended December 31, 2014, with annual interest-free payments due for the next three years, and this obligation was recorded at fair value using a discount rate of 5.0%.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The following table presents selected information on the Company’s borrowings as of the dates presented below (dollars in thousands):

	December 31, 2015						December 31, 2014
	Principal Balance	Weighted Average Interest Rate	Maturity	Gross Amount of Vacation Interests Notes Receivable as Collateral	Borrowing / Funding Availability		Principal Balance
Senior Credit Facility	$574,666	5.5%	5/9/2021	$—	$25,000		$442,775
Original Issue discount related to Senior Credit Facilities	(4,735)						(2,055)
Notes payable-insurance policies	4,586	2.4%	Various	—	—		4,286
Notes payable-other	164	5.0%	Various	—	—		326
Total Corporate Indebtedness	574,681			—	25,000		445,332

Diamond Resorts Owner Trust Series 2015-2 (1)	172,583	3.1%	5/22/2028	180,090	—		—
Diamond Resorts Owner Trust Series 2014-1 (1)	140,256	2.6%	5/20/2027	151,096	—		247,992
Diamond Resorts Owner Trust Series 2015-1 (1)	126,776	2.8%	7/20/2027	133,860	—		—
Diamond Resorts Owners Trust 2013-2 (1)	84,659	2.3%	5/20/2026	94,065	—		131,952
Quorum Facility (1)	45,411	4.6%	12/31/2017	45,270	54,589	(2)	52,315
Diamond Resorts Owner Trust 2013-1 (1)	30,681	2.0%	1/20/2025	34,091	—		42,838
Conduit Facility (1)	22,538	2.8%	4/10/2017	24,200	177,462	(2)	—
Diamond Resorts Owner Trust 2011 (1)	12,073	4.0%	3/20/2023	12,752	—		17,124
Original issue discount related to Diamond Resorts Owner Trust Series 2011	(103)			—	—		(156)
Diamond Resorts Tempus Owner Trust 2013 (1)	7,884	6.0%	12/20/2023	13,353	—		17,143
Total Securitization Notes and Funding Facilities	642,758			688,777	232,051		509,208
Total	$1,217,439			$688,777	$257,051		$954,540

(1) Non-recourse indebtedness
(2) Borrowing / funding availability is calculated as the difference between the maximum commitment amount and the outstanding principal balance; however, the actual availability is dependent on the amount of eligible loans that serve as the collateral for such borrowings.

Borrowing Restrictions and Limitations
All of the Company’s borrowing under the Senior Credit Facility, securitization notes and the Conduit Facility contain various restrictions and limitations that may affect the Company's business and affairs. These include, but are not limited to, restrictions and limitations relating to its ability to incur indebtedness and other obligations, to make investments and acquisitions, pay dividends and repurchase shares of the Company’s common stock. The Company is also required to maintain certain financial ratios and comply with other financial and performance covenants. The failure of the Company to comply with any of these provisions, or to pay its obligations, could result in foreclosure by the lenders of their security interests in the Company’s assets, and could otherwise have a material adverse effect on the Company. The Company was in compliance with all of the financial covenants as of December 31, 2015.
The anticipated maturities of the Company’s borrowings under the Senior Credit Facility, securitization notes, Funding Facilities and notes payable are as follows (in thousands) and do not include the use of any proceeds from potential debt or equity transactions during 2016 to pay down borrowings:

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Due in the year ending December 31:

2016	$142,590
2017	166,786
2018	81,981
2019	62,943
2020	45,440
2021 and thereafter	722,537
Total contractual obligations	1,222,277
Unamortized original issue discounts, net	(4,838)
Total borrowings as of December 31, 2015	$1,217,439
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

Note 17 — Income Taxes
The components of the provision for income taxes are summarized as follows as of December 31 of each of the following years (in thousands):

	2015	2014	2013
Current:
Federal	$1,039	$—	$—
State	2,114	393	138
Foreign	926	1,560	2,375
Total current provision for income taxes	4,079	1,953	2,513
Deferred:
Federal	40,424	18,227	8,964
State	3,950	4,365	2,859
Foreign	(8,838)	2,839	(5,518)
Total deferred provision for income taxes before change in valuation allowance	35,536	25,431	6,305
Increase (decrease) in valuation allowance	8,013	(1,007)	(3,041)
Total deferred provision for income taxes	43,549	24,424	3,264
Unrecognized tax benefit	54,542	23,857	—
Provision for income taxes	$102,170	$50,234	$5,777
Income before income taxes is comprised of the following as of December 31 of each of the following years (in thousands):

	2015	2014	2013
Domestic	$271,441	$121,039	$4,599
Foreign	(19,793)	(11,348)	(1,347)
Income before income taxes	$251,648	$109,691	$3,252

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The reconciliation between the statutory provision for income taxes and the actual provision for income taxes is shown as follows for the years ended December 31 for each of the following years (in thousands):

	2015	2014	2013
Income tax expense at U.S. federal statutory rate of 35%	$88,077	$38,393	$1,138
State tax expense, net of federal effect	5,343	3,083	1,315
Tax impact of contributed entities	—	—	7,877
Stock-based compensation issued to non U.S. recipients	566	219	435
(Income) loss of pass-through entities not taxed at corporate entity level	(714)	(111)	1,142
Tax impact of non-U.S. disregarded entities	—	(1,119)	(286)
Rate differences between U.S. and foreign tax jurisdictions	2,807	1,649	2,046
Deferred balance adjustments	—	5,381	(390)
Permanent differences	978	3,746	(3,441)
Tax effect of gain on bargain purchase from acquisitions	—	—	(1,018)
Change in valuation allowance	8,013	(1,007)	(3,041)
Other	(2,900)	—	—
Provision for income taxes	$102,170	$50,234	$5,777
The company's deferred tax assets and liabilities are as follows as of December 31 of each of the following years (in thousands):

	2015	2014
Allowance for losses	$66,743	$54,247
Deferred profit	18,282	22,349
Net Operating Loss carryover	80,832	124,674
Accrued expenses and prepaid assets	31,655	22,740
Minimum tax credit	77,918	25,733
Other	35,836	18,177
Total gross deferred tax assets	311,266	267,920
Valuation allowance	(65,893)	(60,044)
Total net deferred tax assets	245,373	207,876
Installment sales	243,434	193,106
Intangible assets	32,372	14,072
Unsold Vacation Interests adjustments	53,764	47,525
Other	8,055	—
Total deferred tax liability	337,625	254,703
Net deferred tax liability	$(92,252)	$(46,827)
ASC 740, “Income Taxes” ("ASC 740") requires that the tax benefit of net operating losses, temporary differences and credit carry forwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company's ability to generate sufficient taxable income within the carry forward period, including the reversal of existing taxable temporary differences. The Company maintains a valuation allowance against its deferred tax assets in foreign jurisdictions, including its branch operations in St. Maarten. Due to the Company's history of operating losses in those locations, management believes that realization of the deferred tax assets arising from the above-mentioned future tax benefits is currently not more likely than not and, accordingly, has provided a valuation allowance.
As of December 31, 2015, the Company had available $137.8 million of unused federal net operating loss (“NOLs”) carry forwards, $159.1 million of unused state NOLs, and $113.0 million of foreign NOLs, with expiration dates from 2021 through 2033 (except for certain foreign NOLs that do not expire) that may be applied against future taxable income subject to certain limitations.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

As a result of the IPO and the resulting change in ownership, the Company's ability to use its federal NOLs will be limited under Internal Revenue Code Section 382. State NOLs are subject to similar limitations in many cases.
No deferred tax liabilities have been provided for U.S. taxes on the undistributed earnings (if any) of foreign subsidiaries as of December 31, 2015, 2014 and 2013. Those earnings have been and are expected to be indefinitely reinvested in the foreign subsidiaries. The amount of unrecognized deferred tax liability has not been determined as it is impracticable at this time to determine the amount.
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
The following table summarizes the activity related to the Company's unrecognized tax benefits (in thousands):

Amount
Balance as of December 31, 2013	$—
Increases related to tax positions taken during the current period	23,857
Balance as of December 31, 2014	23,857
Increase related to tax positions taken during a prior period	4,125
Increases related to tax positions taken during the current period	49,753
Balance as of December 31, 2015	$77,735
The gross amount of the unrecognized tax benefit as of December 31, 2015 that, if recognized, would affect the Company's effective tax rate was $0.4 million.
The Company's continuing practice is to recognize potential interest and/or penalties related to income tax matters in income tax provision. The Company has accrued $0.7 million for the payment of interest in the accompanying balance sheet and statement of operations and comprehensive income (loss).
It is reasonably possible that the unrecognized tax benefit will increase during the next twelve months, and an estimate of the range is impracticable.
The Company operates in multiple tax jurisdictions, both within the U.S. and outside of the U.S. The Company is no longer subject to income tax examinations by tax authorities in its major tax jurisdictions as follows:

Tax Jurisdiction	Tax Years No Longer Subject to Examination
United States	2011 and prior
United Kingdom	2012 and prior
Spain	2011 and prior

Note 18 — Commitments and Contingencies
Lease Agreements
The Company conducts a significant portion of its operations from leased facilities, which include regional and global administrative facilities as well as off-premise booths and tour centers near active sales centers. The longest of these obligations extends into 2025. Many of these agreements have renewal options, subject to adjustments for inflation. In most cases, the Company expects that in the normal course of business, such leases will be renewed or replaced by other leases. Typically, these leases call for a minimum lease payment that increases over the life of the agreement by a fixed percentage or an amount based upon the change in a designated index. All of the facilities lease agreements are classified as operating leases. In addition,

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

the Company leases equipment under both long-term and short-term lease arrangements, which are generally classified as operating leases.
Rental expense recognized for all operating leases during the years ended December 31, 2015, 2014 and 2013 totaled $25.2 million, $21.8 million and $21.1 million, net of sublease rental revenue of $0.8 million, $0.8 million and $0.8 million, respectively.
As of December 31, 2015, future minimum lease payments on operating leases were as follows (in thousands):

Year ending December 31:
2016	$15,461
2017	11,184
2018	8,092
2019	3,624
2020	2,802
2021 and thereafter	4,153
$45,316
Contractual Obligations
The Company has entered into various contractual obligations primarily related to construction of new units at the Cabo Azul Resort in San Jose Del Cabo, Mexico, as well as relating to sales center remodeling, property amenity improvement and corporate office expansion projects. The total remaining commitment was $3.9 million as of December 31, 2015.
Hurricane Odile
In September 2014, Hurricane Odile, a category 4 hurricane, inflicted widespread damage on the Baja California peninsula, particularly in San Jose Del Cabo, in which the Cabo Azul Resort, one of the Company's managed resorts, is located. Hurricane Odile caused significant damage to the buildings as well as the facilities and amenities at the Cabo Azul Resort, including unsold Vacation Interests and property and equipment owned by the Company. During the year ended December 31, 2015, the Company received $5.0 million in proceeds from its insurance carrier for property damage resulting from Hurricane Odile. Management believes the Company has sufficient property insurance to cover the costs incurred by the Company in excess of $5.0 million when the insurance claim is ultimately settled.
In addition, the Company has filed a claim under its business interruption insurance policy for business profits lost during the period that the Cabo Azul Resort remained closed as a result for the damage suffered in Hurricane Odile. During the year ended December 31, 2015, the Company received an aggregate of $6.0 million in installments from its insurance carrier related to such claim, which was recognized as other revenue in the consolidated statement of operations and comprehensive income (loss). The total claim remains under negotiation with the insurance carrier and any further payments will also be recorded in the periods in which they are received. The Cabo Azul Resort and the on-site sales center reopened on September 1, 2015.
Kona Agreement
On July 28, 2015, the Company entered into an agreement for the purchase and sale of property, which was amended on February 25, 2016 (as amended, the "Kona Agreement") with Hawaii Funding LLC (the "Kona Seller"), an affiliate of Och-Ziff Real Estate. The Kona Agreement relates to the development by the Kona Seller of a new resort, which is expected to consist of 144 units, on property located in Kona, Hawaii to be acquired by the Kona Seller. Pursuant to the Kona Agreement, the Company has agreed to purchase all of the units, subject to the satisfaction of specified conditions including a period of assessment suitability and feasibility, by both parties, of the property for its intended use. The total financial commitment under the Kona Agreement is expected to be finalized in the second quarter of 2016, with the first delivery of units expected in the first half of 2017 continuing through mid-2018, which is subject to various conditions precedent and rights of the parties.
Litigation Contingencies
From time to time, the Company or its subsidiaries are subject to certain legal proceedings and claims in the ordinary course of business. The Company evaluates these legal proceedings and claims at each balance sheet date to determine the degree of probability of an unfavorable outcome and, when it is probable that a liability has been incurred, the Company's ability to make a reasonable estimate of loss. The Company records a contingent litigation liability when it determines that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

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
As of December 31, 2015, the only assets and liabilities of the Company measured at fair value on a recurring basis was the December 2015 Swap. As of December 31, 2015, the fair value of the December 2015 Swap was based on valuation reports provided by counterparties and was classified as Level 3, based on the fact that the credit risk data used for the valuations were not directly observable and could not be corroborated by observable market data. The Company’s assessment of the significant inputs to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. See "Note 3—Concentrations of Risk" for further detail on the Company's derivative instruments.
The following table summarizes the information regarding the Company's derivative instruments as of the dates presented below (in thousands):

	December 31, 2015		December 31, 2014
	Carrying Value	Total Estimated Fair Value	Carrying Value	Total Estimated Fair Value
Liabilities:
Interest rate swap agreement (a)	$146	$146	$—	$—
Total Liabilities	$146	$146	$—	$—
(a) Values associated with the December 2015 Swap are presented under the derivative liabilities category of the accompanying consolidated balance sheet.
As of December 31, 2015, Vacation Interests notes receivable had a balance of $622.6 million, net of allowance. The allowance for losses against the Vacation Interests notes receivable is derived using a static pool analysis to develop historical default percentages based on FICO credit scores to apply to the mortgage and contract population. The Company evaluates other factors such as economic conditions, industry trends and past due aging reports in order to determine the adjustments needed to true up the allowance, which adjusts the carrying value of Vacation Interests notes receivable to management's best estimate of collectability. As a result of such evaluation, the Company believes that the carrying value of the Vacation Interests notes receivable approximated its fair value at December 31, 2015. These financial assets were classified as Level 3, as there is little market data available.
As of December 31, 2015, the borrowings under the Senior Credit Facility (excluding the Incremental Term Loan) were classified as Level 2 and the Company believes the fair value of the Senior Credit Facility approximated its carrying value at such dates due to the fact that the market for similar instruments remained stable since May 2014, when the Company entered into the Senior Credit Facility. As of December 31, 2015, the borrowings under the Incremental Term Loan were classified as Level 2 and the Company believes the fair value of the Incremental Term Loan approximated its carrying value at such date due to the fact that it was recently issued and, therefore, measured using other significant observable inputs.
As of December 31, 2015, all of the Company’s notes issued in its securitization transactions except the Tempus 2013 Notes were classified as Level 2. The Company believes the fair value of these borrowings, which was determined with the assistance of an investment banking firm, approximated similar instruments in active markets. The Tempus 2013 Notes were classified as Level 2. The Company believes the fair value of the Tempus 2013 Notes approximated their carrying value due to the fact that the market for similar instruments remained stable since September 2013, the issuance date of the Tempus 2013 Notes. Consequently, the Tempus 2013 Notes were classified as Level 2 as of December 31, 2015. See "Note 16—Borrowings" for further detail on these borrowings.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

As of December 31, 2015, the Quorum Facility and a loan sale agreement that the Company assumed in connection with a previous business combination were classified as Level 2 based on an internal analysis performed by the Company utilizing the discounted cash flow model and the quoted prices for identical or similar instruments in markets that are not active.
As of December 31, 2015, the fair value of all other debt instruments was not calculated, based on the fact that they were either due within one year or were immaterial.
As of December 31, 2014, the Company had no assets or liabilities measured at fair value on a recurring basis.
As of December 31, 2014, Vacation Interests notes receivable had a balance of $498.7 million, net of allowance. The allowance for loan and contract losses against the Vacation Interests notes receivable is derived using a static pool analysis to develop historical default percentages based on FICO scores to apply to the mortgage and contract population. The Company evaluates other factors such as economic conditions, industry trends and past due aging reports in order to determine the adjustments needed to true up the allowance, which adjusts the carrying value of Vacation Interests notes receivable to management's best estimate of collectability. As a result of such evaluation, the Company believes that the carrying value of the Vacation Interests notes receivable approximated its fair value at December 31, 2014. These financial assets are classified as Level 3 as there is little market data available.
As of December 31, 2014, the borrowings under the Senior Credit Facility approximated its carrying value at such date due to the fact that it was recently issued and, therefore measured using other significant observable inputs.
As of December 31, 2014, all of the Company’s notes issued in the securitization transactions except the Tempus 2013 Notes were classified as Level 2. The fair value of these borrowings was determined with the assistance of an investment banking firm, which the Company believes approximated similar instruments in active markets. The Company believes the fair value of the Tempus 2013 Notes approximated their carrying value due to the fact that the market for similar instruments remained stable since September 2013, the issuance date of the Tempus 2013 Notes.
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
The carrying values and estimated fair values of the Company's financial instruments as of December 31, 2015 were as follows (in thousands):

	Carrying Value	Total Estimated Fair Value	Estimated Fair Value (Level 2)	Estimated Fair Value (Level 3)
Assets:
Vacation Interests notes receivable, net	$622,607	$622,607	$—	$622,607
Total assets	$622,607	$622,607	$—	$622,607
Liabilities:
Senior Credit Facility	$569,931	$569,931	$569,931	$—
Securitization notes and Funding Facilities, net	642,758	638,420	638,420	—
Notes payable	4,750	4,750	4,750	—
Total liabilities	$1,217,439	$1,213,101	$1,213,101	$—

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The carrying values and estimated fair values of the Company's financial instruments as of December 31, 2014 were as follows (in thousands):

	Carrying Value	Total Estimated Fair Value	Estimated Fair Value (Level 2)	Estimated Fair Value (Level 3)
Assets:
Vacation Interests notes receivable, net	$498,662	$498,662	$—	$498,662
Total assets	$498,662	$498,662	$—	$498,662
Liabilities:
Senior Credit Facility	$440,720	$440,720	$440,720	$—
Securitization notes and Funding Facilities, net	509,208	512,706	512,706	—
Notes payable	4,612	4,612	4,612	—
Total liabilities	$954,540	$958,038	$958,038	$—

Note 20 — Stock Repurchase Program

On October 28, 2014, the Company's Board of Directors authorized a stock repurchase program allowing for the expenditure of up to $100.0 million for the repurchase of the Company's common stock (the "Stock Repurchase Program"). The Stock Repurchase Program was originally announced on October 29, 2014 and has no scheduled expiration date. On July 28, 2015, the Company's Board of Directors authorized an additional $100.0 million for expenditures under the Stock Repurchase Program. The Senior Credit Facility limits the Company's ability to make restricted payments, including the payment of dividends or expenditures for stock repurchases, subject to specified exceptions based upon the Company's excess cash flow sweep determined in accordance with the Senior Credit Facility. As of December 31, 2015, the amount available to repurchase stock as permitted by the Senior Credit Facility was $3.5 million.
The following table summarizes stock repurchase activity under the Stock Repurchase Program (cost in thousands):

	Shares		Cost	Average Price Per Share
From inception through December 31, 2014	642,900		$16,077	$25.01
For the year ended December 31, 2015 (a)	5,713,554		163,545	$28.62
Total from inception through December 31, 2015 (a)	6,356,454	(b)	$179,622	$28.26
(a) Includes the purchase of 1,515,582 shares from the underwriter for $50 million in the March 2015 Secondary Offering at the price of $32.99 per share.
(b) Shares of common stock repurchased by the Company pursuant to the Stock Repurchase Program. As of December 31, 2015, 4,134,071 of the repurchased shares held in treasury at the average price of $28.92 per share had been retired.

Note 21— Stock-Based Compensation
On July 8, 2013, the Board of Directors of the Company approved the 2013 Plan, which authorized the issuance of Company's common stock for awards, including restricted stock, RSUs, stock options, deferred stock or stock appreciation rights, to officers, employees, consultants, advisors and directors of the Company (collectively, the “Eligible Persons”).
On May 19, 2015, the Company held its annual meeting of stockholders, at which the Company's stockholders approved the 2015 Plan. The 2015 Plan is a broad-base plan under which 8,500,000 shares of the Company's common stock are authorized for issuance for awards, including restricted stock, RSUs, stock options, deferred stock or stock appreciation rights, to the Eligible Persons. As of December 31, 2015, 7,174,940 shares remained available for issuance as new awards under the 2015 Plan.
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

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

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
On May 19, 2015, the Company issued additional non-qualified stock options, exercisable for an aggregate of 1,067,000 shares of common stock, to Eligible Persons, each at an option price equal to the market price on the applicable grant date. 25% of the shares issuable upon exercise of such non-qualified stock options vest in equal installments on each of the first four anniversaries of the grant date. All of these options expire ten years from the grant date.
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
Through December 31, 2014 and prior to the Company's acquisition of HM&C in January 2015, the Company accounted for its stock-based compensation issued to employees and independent contractors of HM&C in accordance with ASC 505-50, "Equity-Based Payments to Non-Employees" ("ASC 505"). In addition, stock-based compensation issued to Mr. Kraff in connection with the IPO has been accounted for in accordance with ASC 505. Employees and independent contractors of HM&C through December 31, 2014 and Mr. Kraff (with respect to the stock-based compensation issued to him in connection with the IPO) are collectively referred to as the "Non-Employees," and the stock-based compensation issued to the Non-Employees are collectively referred to as the "Non-Employee Grants." Pursuant to ASC 505, the fair value of an equity instrument issued to Non-Employees is initially measured on the grant date by using the stock price and other measurement assumptions and subsequently remeasured at each balance sheet date as (and to the extent) the relevant performance is completed. With respect to the stock-based compensation issued to Mr. Kraff in connection with the IPO, his performance of services was considered completed at the grant date.
Effective January 1, 2015, the Company acquired all of the outstanding membership interests in HM&C, which became a wholly-owned subsidiary of the Company. As employees of HM&C became employees of the Company following the HM&C Acquisition, all unvested stock options issued to employees of HM&C were converted to employee grants from an accounting perspective on January 1, 2015.
As a result of the HM&C Acquisition, compensation cost attributable to unvested options issued to employees of HM&C was remeasured as if the unvested options were newly granted on January 1, 2015, and the portion of the newly measured cost attributable to the remaining vesting period is being recognized as compensation cost prospectively from January 1, 2015.
The Company utilizes the Black-Scholes option-pricing model to estimate the fair value of the stock options granted to its employees (including from an accounting perspective, non-Employee directors in their capacity as such) and Non-Employees. The expected volatility is calculated based on the historical volatility of the stock prices for a group of identified peer companies for the expected term of the stock options on the grant date (which is significantly greater than the volatility of the S&P 500® index as a whole during the same period) due to the lack of historical trading prices of the Company's common stock. The average expected option life represents the period of time the stock options are expected to be outstanding at the issuance date based on management’s estimate using the simplified method prescribed under the Securities and Exchange Commission (the "SEC") SAB 14 for employee grants and the contractual terms for Non-Employee grants. The risk-free interest rate is calculated based on the U.S. Treasury zero-coupon yield, with a remaining term that approximates the expected option life assumed at the date of issuance. The expected annual dividend per share is 0% based on the Company’s expected dividend rate.
The fair value per share information, including related assumptions, used to determine compensation cost for the Company’s non-qualified stock options consistent with the requirements of ASC 718 and ASC 505, consisted of the following as of December 31, of each of the following years:

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

	2015	2014		2013
	Company Employees	Non-Employees	Company Employees	Non-Employees	Company Employees
Weighted average fair value per share	$10.2	$14.9	$8.1	$8.9	$7.5
Expected stock price volatility	45.7%	52.8%	52.8%	49.8%	52.9%
Expected option life (years)	5.91	6.00	6.00	9.13	6.51
Risk-free interest rate	1.7%	1.7%	1.7%	2.4%	1.8%
Expected annual dividend yield	—%	—%	—%	—%	—%
Stock option activity related to stock option grants issued to the employees of the Company during the year ended December 31, 2015 was as follows:

	Company Employees
	Options (In thousands)	Weighted-Average Exercise Price (Per Share)	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2015	7,868	$15.02	8.8	$101,336
Granted	1,117	$32.05
Exercised	(188)	$15.59
Forfeited	(31)	$23.79
Outstanding at December 31, 2015	8,766	$17.20	7.9	$72,840
Exercisable at December 31, 2015	6,219	$14.62	7.6	$67,756
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been realized by the option holders had all option holders exercised their options on December 31, 2015. The intrinsic value of a stock option is the excess of the Company’s closing stock price on that date over the exercise price, multiplied by the number of shares subject to the option.
The following table summarizes the Company’s unvested stock option activity for the year ended December 31, 2015:

	Company Employees
	Options (In thousands)	Weighted-Average Exercise Price (Per Share)
Unvested at January 1, 2015	2,536	$16.37
Granted	1,117	$32.05
Vested	(1,075)	$17.32
Forfeited	(31)	$23.79
Unvested at December 31, 2015	2,547	$23.51
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
In addition, on May 19, 2015, the Company issued RSUs to certain employees of the Company (which conditionally vest equally on each of the first four anniversaries of the grant date and fully vest on the fourth anniversary date of the grant date when certain service and performance conditions are met) and to certain non-employee members of the Board of Directors of the Company who elected to receive RSUs in lieu of restricted stock for services rendered (which vested equally on each of the first 12 quarterly anniversaries of the grant date).

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Furthermore, on May 19, 2015, the Company issued deferred stock to certain non-employee members of the Board of Directors of the Company who elected to receive deferred stock in lieu of cash for services rendered. The deferred stock were fully vested on the grant date. All restricted stock, RSUs and deferred stock issued on May 19, 2015 (the "Stock Unit Issuances") were valued at $32.69 per share (the closing stock price of the Company's common stock on such date).
The following table summarizes the activity related to the Stock Unit Issuances during the year ended December 31, 2015:

	Restricted Stock		Restricted Stock Units		Deferred Stock
	Shares (In thousands)	Weighted-Average Exercise Price (Per Share)	Units (In thousands)	Weighted-Average Exercise Price (Per Share)	Units (In thousands)	Weighted-Average Exercise Price (Per Share)
Unvested at January 1, 2015	44	$16.92	—	$—	—	$—
Granted	157	$32.69	86	$32.69	12	$32.72
Vested/Converted to common stock	(25)	$21.19	(8)	$32.69	(12)	$32.72
Forfeited	(16)	$28.36	—	$—	—	$—
Unvested at December 31, 2015	160	$30.58	78	$32.69	—	$32.72
Stock-based Compensation Expense
The following table summarizes the Company’s stock-based compensation expense for the years ended December 31, 2015, 2014 and 2013 (in thousands).

	2015	2014	2013
Non-employee stock option grants	$—	$7,619	$32,940
Company employee grants	13,623	7,681	7,218
Non-employee director grants	1,325	902	375
Total	$14,948	$16,202	$40,533
The tax benefits recognized from stock-based compensation expense were $5.3 million, $5.8 million and $14.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.
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
The following table summarizes the effect of the stock-based compensation expense for the years ended December 31, 2015 and 2014 (in thousands):

	Year Ended December 31, 2015				Year Ended December 31, 2014
	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total
Management and member services	$1,307	$—	$—	$1,307	$1,613	$—	$—	$1,613
Advertising, sales and marketing	—	2,440	—	2,440	—	2,198	—	2,198
Vacation Interests carrying cost, net	—	232	—	232	—	267	—	267
Loan portfolio	—	373	—	373	—	423	—	423
General and administrative	—	—	10,596	10,596	—	—	11,701	11,701
Total	$1,307	$3,045	$10,596	$14,948	$1,613	$2,888	$11,701	$16,202

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The following table summarizes the effect of the stock-based compensation expense for the year ended December 31, 2013 (in thousands):

	Hospitality and Management Services	Vacation Interest Sales and Financing	Corporate and Other	Total
Management and member services	$860	$—	$—	$860
Advertising, sales and marketing	—	2,105	—	2,105
Vacation Interests carrying cost, net	—	208	—	208
Loan portfolio	—	316	—	316
General and administrative	—	—	37,044	37,044
Total	$860	$2,629	$37,044	$40,533
The following table summarizes the Company’s unrecognized stock-based compensation expense as of December 31, 2015 (dollars in thousands):

	Options	Restricted Stock	Restricted Stock Units	Deferred Stock	Total
Unrecognized stock-based compensation expense	$20,093	$3,968	$2,247	$149	$26,457
Weighted-average remaining amortization period (in years)	1.4	2.3	2.4	0.4	1.6
Note 22— Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) are as follows:

	Cumulative Translation Adjustment	Post-retirement Benefit Plan	Other	Total
Balance, December 31, 2012	$(16,714)	$—	$(19)	$(16,733)
Period change	2,543	(2,064)	77	556
Balance, December 31, 2013	(14,171)	(2,064)	58	(16,177)
Period change	(3,545)	171	(10)	(3,384)
Balance, December 31, 2014	(17,716)	(1,893)	48	(19,561)
Period change	(2,466)	1,893	(17)	(590)
Balance, December 31, 2015	$(20,182)	$—	$31	$(20,151)
The Company has not tax-effected the cumulative translation adjustment since deferred taxes on unremitted foreign earnings are not provided (see "Note 17—Income Taxes). The balance as of December 31, 2014 related to the post-retirement benefit plan, net of tax, was reduced to zero as of December 31, 2015 due to the St. Maarten Deconsolidation. See "Note 1—Background Business and Basis of Presentation" for further detail on the St. Maarten Deconsolidation.

Note 23— Net income (loss) per share

The Company calculates net income per share in accordance with ASC Topic 260, "Earnings Per Share." Basic net income (loss) per share is calculated by dividing net income for common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share is calculated by dividing net income by weighted-average common shares outstanding during the period plus potentially dilutive common shares, such as stock options and restricted stock.
Dilutive potential common shares are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all options are used to repurchase common stock at market value. The amount of shares remaining after the proceeds are exhausted represents the potentially dilutive effect of the securities.
For the year ended December 31, 2015, 0.5 million shares underlying stock options were excluded from the net income per share computation, as their effect would be antidilutive under the treasury stock method.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

For the year ended December 31, 2013, 0.2 million and a de minimis amount of shares underlying stock options and restricted stock were excluded from the net loss per share computation, as their effect would be antidilutive due to the net loss reported by the Company.
There were no antidilutive stock options or restricted stock for the year ended December 31, 2014.
The table below sets forth the computation of basic and diluted net income (loss) per share as of December 31 of each of the following years (in thousands, except per share amounts):

	2015	2014	2013
Computation of Basic Net Income (Loss) Per Share:
Net income (loss)	$149,478	$59,457	$(2,525)
Weighted average shares outstanding	72,881	75,466	63,704
Basic net income (loss) per share	$2.05	$0.79	$(0.04)

Computation of Diluted Net Income (Loss) Per Share:
Net income (loss)	$149,478	$59,457	$(2,525)
Weighted average shares outstanding	72,881	75,466	63,704
Effect of dilutive securities:
Restricted stock and RSUs (a)	24	14	—
Options to purchase common stock	2,574	1,467	—
Shares for diluted net income per share	75,479	76,947	63,704
Diluted net income (loss) per share	$1.98	$0.77	$(0.04)
    (a) Includes unvested dilutive restricted stock and RSUs that are subject to future forfeitures.

Note 24 — Business Combinations
On October 16, 2015, the Company completed the Gold Key Acquisition and acquired five management contracts, real property interests, unsold vacation ownership interests to sell to existing members and potential customers and other assets, adding six additional managed resorts to the Company’s resort network and new owner-families to the Company’s owner base, in exchange for a cash purchase price of $167.5 million and the assumption of certain non-interest-bearing liabilities. At the closing of the Gold Key Acquisition, $6.2 million was deposited into an escrow account to support the Company’s obligations under the Default Recovery Agreement, and is classified as restricted cash on the Company’s balance sheet. The Company assumed $15.5 million of contingent consideration in connection the Default Recovery Agreement, which was recorded as accrued liabilities, with an offsetting amount in prepaid expense and other assets.
The Company accounted for the Gold Key Acquisition as a business combination in accordance with ASC 805, "Business Combinations" ("ASC 805"). As of December 31, 2015, the acquisition was recorded based on a preliminary appraisal; accordingly, provisional amounts were assigned to the assets acquired and liabilities assumed. The preliminary appraisal was developed in accordance with the Company's policies, which were also the basis for the valuation of previous business combinations. Since the purchase price exceeded the fair value of identifiable assets, the Company recorded $73.9 million in goodwill in accordance with ASC 805, which is primarily attributable to expected synergies from the operations acquired in connection with the Gold Key Acquisition and the Company's existing operations.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The following table summarizes the consideration paid and the amounts of the assets acquired and liabilities assumed from the Gold Key Companies at the acquisition date based on the appraisals as of October 16, 2015 (in thousands):

Based on Preliminary Appraisal
Consideration:
Cash	$167,500
Fair value of total consideration transferred	167,500

Recognized amounts of identifiable assets acquired and liabilities assumed as of October 16, 2015:
Cash and cash equivalents	$66
Restricted cash	47
Due from related parties, net	766
Other receivables, net	69
Prepaid expenses and other assets, net	15,904
Unsold Vacation Interests	26,481
Property and equipment	15,329
Other intangible assets	53,060
Total assets	111,722
Liabilities assumed	18,101
Total identifiable net assets	93,621

Goodwill	$73,879
Acquired intangible assets consist of the following (dollar amounts in thousands):

	Weighted Average Useful Life in Years	Based on Preliminary Appraisal
Management contracts	20	$25,300
Rental agreements	4	15,800
Rights to develop inventory	14	11,600
Member relationships	6	360
Total acquired intangible assets		$53,060
These notes to the consolidated financial statements do not present supplemental pro forma information to include revenue and earnings of the Gold Key Companies for all periods presented, as the assets acquired and additional earnings generated in connection with the Gold Key Acquisition are not deemed significant to the Company's consolidated financial statements.

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
During the years ended December 31, 2015, 2014 and 2013, the Company made matching contributions to its 401(k) Plan of $3.3 million, $2.2 million and $1.8 million, respectively.
In addition, the Company has a self-insured health plan that covers substantially all of its full-time employees in the U.S. The health plan uses employee and employer contributions to pay eligible claims. To supplement this plan, the Company has a

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

stop-loss insurance policy to cover individual claims in excess of $0.3 million. At December 31, 2015, 2014 and 2013, the Company accrued $3.5 million, $2.7 million and $2.6 million, respectively, for claims that have been incurred but not reported. This accrual is calculated as the higher of (i) estimated accrual based on Company's historical experience of claim payments and lag period between the service dates and claim payment dates or (ii) two times the average monthly claims paid by the Company during the past fiscal year. The following table sets forth for each of the years ended December 31, 2015 and 2014, respectively, the amount of claims incurred during such period, changes in accruals during such period for claims incurred during prior periods, and the amount of payments made in such period (in thousands):

Balance as of December 31, 2013	$2,572
Claims incurred during the current year	16,141
Change in accruals for claims incurred during prior years	(2,118)
Payments made	(13,913)
Balance as of December 31, 2014	2,682
Claims incurred during the current year	18,145
Change in accruals for claims incurred during prior years	(2,094)
Payments made	(15,195)
Balance as of December 31, 2015	$3,538
During the years ended December 31, 2015, 2014 and 2013, the Company recorded $24.5 million, $20.6 million and $19.6 million, respectively, in expenses associated with its health plans.
With certain exceptions, the Company's European subsidiaries do not offer private health plans or retirement plans. The government in each country offers national health services and retirement benefits, which are funded by employee and employer contributions.
In 1999, the Company entered into a collective labor agreement with the employees at its resorts in St. Maarten, where the Company functioned as the HOA through December 31, 2014 (the "Collective Labor Agreement"). The Collective Labor Agreement provides for an employee service allowance to be paid to employees upon their termination, resignation or retirement. The employee service allowance was accounted for as a defined benefit plan (the "Defined Benefit Plan") in accordance with the requirements of ASC 715, "Compensation—Retirement Benefits." During the quarter ended September 30, 2015, the Defined Benefit Plan was deconsolidated from the Company's consolidated financial statements in conjunction with the St. Maarten Deconsolidation. See "Note 1—Background Business and Basis of Presentation" for further detail on the St. Maarten Deconsolidation.

Note 26 — Segment Reporting

Business Segment
The Company presents its results of operations in two business segments: (i) hospitality and management services, which includes operations related to the management of resort properties and the Diamond Collections, operation of the Clubs, operations of the properties located in St. Maarten for which the Company functioned as the HOA through December 31, 2014, food and beverage venues owned and managed by the Company and the provision of other services and (ii) Vacation Interests sales and financing, which includes operations relating to the marketing and sales of Vacation Interests, as well as the consumer financing activities related to such sales. While certain line items reflected on the statement of operations and comprehensive income (loss) fall completely into one of these business segments, other line items relate to revenues or expenses that are applicable to more than one segment. For line items that are applicable to more than one segment, revenues or expenses are allocated by management. Such allocations involve significant estimates. Certain expense items (principally corporate interest expense, depreciation and amortization and provision for income taxes) are not, in management’s view, allocable to either of these business segments, as they apply to the entire Company. In addition, general and administrative expenses (which exclude hospitality and management services related overhead that is recovered from the HOAs and the Collection Associations) are not allocated to either of these business segments because, historically, management has not allocated these expenses for purposes of evaluating the Company’s different operational divisions. Accordingly, these expenses are presented under corporate and other.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Management believes that it is impracticable to allocate specific assets and liabilities related to each business segment. In addition, management does not review balance sheets by business segment as part of their evaluation of operating segment performance. Consequently, no balance sheet segment reports have been presented.
The following table presents revenues, income before provision for income taxes, interest revenue and interest expense for the Company's reportable segments for the periods presented below (in thousands):

	For the Years Ended December 31,
	2015	2014	2013
Revenues:
Hospitality and management services	$187,747	$199,298	$175,423
Vacation Interests sales and financing	764,963	643,719	552,922
Corporate and other	1,330	1,549	1,443
Total revenues	$954,040	$844,566	$729,788

Income before provision for income taxes
Hospitality and management services	$137,509	$129,402	$102,072
Vacation Interests sales and financing	291,416	202,915	159,392
Corporate and other	(177,277)	(222,626)	(258,212)
Income before provision for income taxes	$251,648	$109,691	$3,252

Interest Revenue:
Hospitality and management services	$—	$—	$—
Vacation Interests sales and financing	78,989	66,849	55,601
Corporate and other	1,330	1,549	1,443
Total interest revenue	$80,319	$68,398	$57,044

Interest Expense:
Hospitality and management services	$—	$—	$—
Vacation Interests sales and financing	16,895	15,072	16,411
Corporate and other	31,581	41,871	72,215
Total interest expense	$48,476	$56,943	$88,626

Geographic Segment
The geographic segment information presented below is based on the geographic locations of the Company's subsidiaries. The Company’s foreign operations include its operations in Austria, the Caribbean, England, France, Greece, Ireland, Italy, Malta, Mexico, Portugal, Scotland and Spain. No individual foreign country represents 10% or more of the Company's total revenues or long-term assets presented. The following table reflects total revenue and assets by geographic area for the years ended on, or as of, the dates presented below (in thousands):

	For the Years Ended December 31,
	2015	2014	2013
Revenue
United States	$886,721	$731,171	$610,116
Foreign	67,319	113,395	119,672
Total Revenues	$954,040	$844,566	$729,788

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

	As of December 31,
	2015	2014
Vacation Interests notes receivable, net
United States	$621,244	$496,691
Foreign	1,363	1,971
Total Vacation Interests notes receivable, net	$622,607	$498,662

Unsold Vacation Interests, net
United States	$277,563	$198,869
Foreign	80,715	63,303
Total unsold Vacation Interests, net	$358,278	$262,172

Property and equipment, net
United States	$84,408	$59,038
Foreign	10,953	11,833
Total property and equipment, net	$95,361	$70,871

Goodwill
United States	$104,521	$30,632
Foreign	—	—
Total goodwill	$104,521	$30,632

Other intangible assets, net
United States	$218,990	$174,021
Foreign	3,200	4,765
Total other intangible assets, net	$222,190	$178,786

Total long-term assets, net
United States	$1,306,726	$959,251
Foreign	96,231	81,872
Total long-term assets, net	$1,402,957	$1,041,123

Note 27 — Loss on Extinguishment of Debt
On May 9, 2014, the Company repaid all outstanding indebtedness under three inventory loans previously entered into in connection with certain acquisitions using a portion of the proceeds from the term loan portion of the Senior Credit Facility. The unamortized debt issuance costs on these inventory loans were recorded as a loss on extinguishment of debt.
In addition, on May 9, 2014, the Company terminated its previous revolving credit facility in conjunction with its entry into the Senior Credit Facility and recorded the unamortized debt issuance costs as a loss on extinguishment of debt.
On June 9, 2014, the Company redeemed all outstanding principal amount under the Senior Secured Notes using a portion of the proceeds from the term loan portion of the Senior Credit Facility. As a result, $30.2 million of redemption premium, $9.4 million of unamortized debt issuance cost and $6.1 million unamortized debt discount were recorded as a loss on extinguishment of debt.
On July 24, 2013, the Company repaid all outstanding indebtedness under two acquisitions loans previously entered into in connection with certain acquisitions using the proceeds from the IPO. The unamortized debt issuance cost on these acquisition loans and the additional exit fees paid were recorded as loss on extinguishment of debt.
In addition, on August 23, 2013, the Company completed the Tender Offer and a pro rata portion of the unamortized debt issuance cost associated with the Senior Secured Notes and the call premium paid upon the completion of the Tender Offer were recorded as loss on extinguishment of debt.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

On October 21, 2013, the Company redeemed all notes issued under a previous securitization transaction completed in 2009 using proceeds from borrowings under the Conduit Facility. The unamortized debt issuance costs and debt discount were recorded as a loss on extinguishment of debt.
Loss on extinguishment of debt consisted of the following as of December 31 of each of the following years (in thousands):

	Year Ended December 31,
	2015	2014	2013
Senior Secured Notes	$—	$45,767	$8,443
Previous revolving credit facility	—	932	—
Three inventory loans previously entered into in connection with certain acquisitions	—	108	—
Two acquisition loans previously entered into in connection with certain acquisitions	—	—	4,940
Redemption of notes issued under a previous securitization transaction completed in 2009	—	—	2,201
Miscellaneous notes payable	—	—	20
Total loss on extinguishment of debt	$—	$46,807	$15,604

Note 28 — Impairments and Other Write-offs
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value amount of the asset may not be fully recoverable.
Impairment and other write-offs consisted of the following as of December 31 of each of the following years (in thousands):

	2015	2014	2013
Write down of a parcel of real estate acquired in connection with a previous business combination to its fair value based on a market appraisal	$—	$—	$1,200
Write off of abandoned inventory projects	—	181	—
Write off of sales materials due to obsolescence	—	10	307
Write down of two European resorts held for sale to their fair value based on accepted offers	—	—	80
Write off of abandoned information technology projects previously capitalized	12	19	—
Write off of slow moving consumables inventory	—	30	—
Total impairments and other write-offs	$12	$240	$1,587

Note 29 — Quarterly Results (Unaudited)
The following tables present the Company's unaudited quarterly results ($ in thousands except share data). The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

	Three Months Ended				Year Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015	December 31, 2015
Revenues	$197,520	$231,502	$251,389	$273,629	$954,040
Income before provision for income taxes	$45,500	$64,329	$62,307	$79,512	$251,648
Net income	$25,975	$36,870	$36,897	$49,736	$149,478
Net income per share—basic	$0.35	$0.50	$0.51	$0.70	$2.05
Net income per share—diluted	$0.34	$0.49	$0.49	$0.68	$1.98

	Three Months Ended				Year Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	December 31, 2014
Revenues	$181,225	$209,014	$221,965	$232,362	$844,566
Income (loss) before provision (benefit) for income taxes	$26,057	$(2,074)	$46,460	$39,248	$109,691
Net income (loss)	$14,010	$(2,731)	$26,304	$21,874	$59,457
Net income (loss) per share—basic	$0.19	$(0.04)	$0.35	$0.29	$0.79
Net income (loss) per share—diluted	$0.18	$(0.04)	$0.34	$0.28	$0.77
Note: The sum of the net income (loss) per share for the four quarters differs from annual net income (loss) per share due to the required method of computing the weighted average shares in interim periods.

Note 30 — Subsequent Events
On January 29, 2016, the Company completed its acquisition of the vacation ownership business of Intrawest Resort Club Group from Intrawest Resorts Holdings, Inc., through which the Company acquired management contracts, Vacation Interests notes and other receivables, real property interests, unsold VOIs and other assets in exchange for $85.0 million in cash plus the assumption of certain non-interest-bearing liabilities (the "Intrawest Acquisition"). The Intrawest Acquisition added nine managed resorts located in the United States, Canada and Mexico to the Company's resort network.
Due to the fact that the initial accounting for the Intrawest Acquisition is incomplete, the amounts recognized as of the acquisition date for each major class of assets acquired and liabilities assumed are not yet available.