Form 10-Q
period 2016-03-31
Diamond Resorts International, Inc.
filed 2016-05-10
CIK 1566897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________

FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES ☒ NO
As of May 9, 2016, there were 69,719,619 outstanding shares of the common stock, par value $0.01 per share, of Diamond Resorts International, Inc.

PART I — FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2016 and December 31, 2015
(In thousands, except share data)

	March 31, 2016
	(Unaudited)	December 31, 2015
Assets:
Cash and cash equivalents	$228,146	$290,510
Cash in escrow and restricted cash	80,591	98,295
Vacation Interests notes receivable, net of allowance of $168,998 and $165,331, respectively	657,469	622,607
Due from related parties, net	41,653	42,435
Other receivables, net	37,969	55,786
Income tax receivable	5	147
Deferred tax asset	480	577
Prepaid expenses and other assets, net	177,748	76,454
Unsold Vacation Interests, net	367,681	358,278
Property and equipment, net	102,878	95,361
Assets held for sale	1,544	1,672
Goodwill	129,103	104,521
Other intangible assets, net	243,640	222,190
Total assets	$2,068,907	$1,968,833
Liabilities and Stockholders' Equity:
Accounts payable	$20,852	$15,144
Due to related parties, net	112,497	54,778
Accrued liabilities	220,086	221,662
Income taxes payable	7,557	346
Deferred income taxes	106,103	92,829
Deferred revenues	120,035	119,720
Senior Credit Facility, net of unamortized original issue discount of $4,548 and $4,735, respectively, and debt issuance cost of $11,334 and $11,515, respectively	558,784	558,416
Securitization notes and Funding Facilities, net of unamortized original issue discount of $92 and $103, respectively, and debt issuance costs of $11,846 and $12,678, respectively	601,017	630,080
Derivative liabilities	277	146
Notes payable	11,939	4,750
Total liabilities	1,759,147	1,697,871

Stockholders' equity:
Common stock $0.01 par value per share; authorized - 250,000,000 shares, issued - 71,934,002 shares and 71,928,002 shares, respectively	719	719
Preferred Stock $0.01 par value per share; authorized - 5,000,000 shares	—	—
Additional paid-in capital	385,708	381,475
Retained earnings (accumulated deficit)	3,409	(31,024)
Accumulated other comprehensive loss	(20,019)	(20,151)
Subtotal	369,817	331,019
Less: Treasury stock at cost - 2,222,383 and 2,222,383 shares, respectively	(60,057)	(60,057)
Total stockholders' equity	309,760	270,962
Total liabilities and stockholders' equity	$2,068,907	$1,968,833
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
For the three months ended March 31, 2016 and 2015
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues:
Management and member services	$46,096	$40,639
Consolidated resort operations	4,475	3,209
Vacation Interests sales, net of provision of $21,559 and $14,096, respectively	145,448	122,566
Interest	22,513	18,802
Other	15,264	12,304
Total revenues	233,796	197,520
Costs and Expenses:
Management and member services	7,645	8,081
Consolidated resort operations	3,782	3,701
Vacation Interests cost of sales	9,242	1,138
Advertising, sales and marketing	86,725	68,513
Vacation Interests carrying cost, net	5,114	10,368
Loan portfolio	3,881	2,737
Other operating	5,996	5,011
General and administrative	27,723	32,256
Depreciation and amortization	10,560	8,640
Interest expense	15,066	11,604
Impairments and other write-offs	—	5
Gain on disposal of assets	(318)	(34)
Total costs and expenses	175,416	152,020
Income before provision for income taxes	58,380	45,500
Provision for income taxes	23,947	19,525
Net income	34,433	25,975
Other comprehensive income (loss):
Currency translation adjustments, net of tax of $0	148	(3,162)
Post-retirement benefit plan	—	43
Other	(16)	(18)
Total other comprehensive income (loss), net of tax	132	(3,137)
Comprehensive income	$34,565	$22,838
Net income per share:
Basic	$0.50	$0.35
Diluted	$0.48	$0.34
Weighted average shares of common stock outstanding:
Basic	69,549	74,539
Diluted	71,471	77,356

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the three months ended March 31, 2016
(In thousands, except share data)
(Unaudited)

	Common Stock Shares Outstanding	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Less: Treasury Stock at Cost	Total Stockholders' Equity
Balance at January 1, 2016	69,705,619	$719	$381,475	$(31,024)	$(20,151)	$(60,057)	$270,962
Exercise of stock options	6,000	—	84	—	—	—	84
Stock-based compensation	—	—	4,149	—	—	—	4,149
Net income for the three months ended March 31, 2016	—	—	—	34,433	—	—	34,433
Other comprehensive income (loss):
Currency translation adjustment, net of tax of $0	—	—	—	—	148	—	148
Other	—	—	—	—	(16)	—	(16)
Balance at March 31, 2016	69,711,619	$719	$385,708	$3,409	$(20,019)	$(60,057)	$309,760

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the three months ended March 31, 2016 and 2015 (In thousands) (Unaudited)

	2016	2015
Operating activities:
Net income	$34,433	$25,975
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for uncollectible Vacation Interests sales	21,559	14,096
Amortization of capitalized financing costs and original issue discounts	2,027	1,402
Amortization of capitalized loan origination costs and net portfolio discounts	3,943	3,053
Depreciation and amortization	10,560	8,640
Stock-based compensation	4,149	3,295
Excess tax benefit from stock-based compensation	—	(375)
Impairments and other write-offs	—	5
Gain on disposal of assets	(318)	(34)
Deferred income taxes	8,940	10,822
Loss on foreign currency exchange	349	98
Gain on Vacation Interests notes receivable repurchase	(107)	(96)
Unrealized loss on derivative instruments	131	258
Unrealized loss on post-retirement benefit plan	—	43
Loss on investment in joint venture	123	—
Changes in operating assets and liabilities excluding acquisitions:
Cash in escrow and restricted cash	319	(718)
Vacation Interests notes receivable	(38,148)	(27,418)
Due from related parties, net	8,296	(4,729)
Other receivables, net	19,139	22,910
Prepaid expenses and other assets, net	(96,533)	(73,787)
Unsold Vacation Interests, net	748	(10,915)
Accounts payable	5,571	4,397
Due to related parties, net	58,646	74,912
Accrued liabilities	(7,668)	7,247
Income taxes receivable/payable	7,492	7
Deferred revenues	(1,632)	(14,028)
Net cash provided by operating activities	42,019	45,060
Investing activities:
Property and equipment capital expenditures	(4,732)	(4,160)
Purchase of intangible assets in connection with the HM&C Master Agreement	—	(8,993)
Purchase of assets in connection with the Intrawest Acquisition	(84,613)	—
Proceeds from sale of assets	—	236
Net cash used in investing activities	$(89,345)	$(12,917)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—Continued For the three months ended March 31, 2016 and 2015 (In thousands) (Unaudited)

	2016	2015

Financing activities:
Changes in restricted cash	$17,383	$(5,770)
Proceeds from issuance of securitization notes and Funding Facilities	62,002	63,206
Payments on Senior Credit Facility	—	(18,109)
Payments on securitization notes and Funding Facilities	(91,908)	(63,446)
Payments on notes payable	(1,866)	(2,740)
Payment of debt issuance costs	(573)	(2,368)
Excess tax benefits from stock-based compensation	—	375
Common stock repurchased under the Stock Repurchase Program	—	(61,141)
Proceeds from exercise of stock options	84	1,816
Net cash used in financing activities	(14,878)	(88,177)
Net decrease in cash and cash equivalents	(62,204)	(56,034)
Effect of changes in exchange rates on cash and cash equivalents	(160)	(626)
Cash and cash equivalents, beginning of period	290,510	255,042
Cash and cash equivalents, end of period	$228,146	$198,382

	2016	2015
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash interest paid on corporate indebtedness	$8,060	$6,094
Cash interest paid on securitization notes and Funding Facilities	$4,911	$3,897
Cash paid for taxes, net of cash tax refunds	$437	$11

Purchase of assets in connection with the Intrawest Acquisition:
Fair value of assets acquired	$73,349	$—
Goodwill acquired	24,086	—
Cash paid	(84,613)	—
Deferred tax liability	(4,419)	—
Liabilities assumed	$8,403	$—
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Insurance premiums financed through issuance of notes payable	$9,055	$8,492
Unsold Vacation Interests, net reclassified to property and equipment, net	$5,702	$—
Assets held for sale reclassified to unsold Vacation Interests, net	$—	$13,159

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1	— Background, Business and Basis of Presentation
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
The Company operates in the hospitality and vacation ownership industry, with a worldwide resort network of 426 vacation destinations located in 35 countries throughout the world, including the continental United States ("U.S."), Hawaii, Canada, Mexico, the Caribbean, Central America, South America, Europe, Asia, Australia, New Zealand and Africa. The Company’s resort network includes 108 resort properties with approximately 13,000 units that are managed by the Company and 298 affiliated resorts and hotels and 20 cruise itineraries, which the Company does not manage and do not carry the Company's brand, but are a part of the Company's network and, through THE Club and other Club offerings (the "Clubs"), are available for its members to use as vacation destinations.
The Company’s operations consist of two interrelated businesses: (i) hospitality and management services, which includes operations related to the management of the homeowners associations (the "HOAs") for resort properties and eight multi-resort trusts and one single-resort trust (collectively, the "Diamond Collections"), operations of the Clubs, food and beverage venues owned and managed by the Company and the provision of other hospitality and management services; and (ii) vacation interests ("VOIs" or "Vacation Interests") sales and financing, which includes marketing and sales of VOIs and consumer financing for purchasers of the Company’s VOIs. The Company derives a majority of its total revenue from the Vacation Interests sales and financing segment.
On October 16, 2015, the Company completed its acquisition of substantially all of the assets of Ocean Beach Club, LLC, Gold Key Resorts, LLC, Professional Hospitality Resources, Inc., Vacation Rentals, LLC and Resort Promotions, Inc. (collectively, the "Gold Key Companies") relating to their operation of their vacation ownership business in Virginia Beach, Virginia and the Outer Banks, North Carolina (the "Gold Key Acquisition"). The Company acquired management contracts, real property interests, unsold Vacation Interests and other assets of the Gold Key Companies, adding six additional managed resorts to the Company's resort network, in exchange for a cash purchase price of $167.5 million and the assumption of certain non-interest-bearing liabilities. At the closing of the Gold Key Acquisition, an additional $6.2 million was deposited into an escrow account to support the Company's obligations under a default recovery agreement, which is recorded as restricted cash in the accompanying condensed consolidated balance sheet. See "Note 23—Business Combinations" for further details on the Gold Key Acquisition.
On January 29, 2016, the Company completed its acquisition of the vacation ownership business of Intrawest Resort Club Group from Intrawest Resorts Holdings, Inc., through which the Company acquired management contracts, Vacation Interests notes and other receivables, real property interests, unsold Vacation Interests and other assets in exchange for $84.6 million in cash plus the assumption of certain non-interest-bearing liabilities (the "Intrawest Acquisition"). The Intrawest Acquisition added nine managed resorts located in the U.S., Canada and Mexico to the Company's resort network. See "Note 23—Business Combinations" for further details on the Intrawest Acquisition.
Basis of Presentation
During the quarter ended December 31, 2015, the Company concluded that the majority of the cash collected on overnight rental operations ultimately belong to the Company and are available for general corporate use and reclassified the amount of such cash on its balance sheet from cash in escrow and restricted cash to cash and cash equivalents. Consequently, the Company revised its statement of cash flows for the three months ended March 31, 2015 to reflect this reclassification. In addition, the Company reclassified certain amounts related to changes in cash in escrow and restricted cash from cash flows from financing activities to cash flows from operating activities in its statement of cash flows for the three months ended March 31, 2015 to conform to the current period presentation.

The revisions to and impact on the statement of cash flows for the three months ended March 31, 2015 as a result of both reclassifications above are not material.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting policies described in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 (the "2015 Form 10-K"). Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the U.S. ("U.S. GAAP") have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal and recurring nature. The accompanying condensed consolidated financial statements should be reviewed in conjunction with the Company's annual consolidated financial statements included in the 2015 Form 10-K. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results for the full year ending December 31, 2016 or any future period.
Note 2    — Summary of Significant Accounting Policies

Significant accounting policies
 Significant accounting policies are those policies that, in management's view, are most important in the portrayal of the Company's financial condition and results of operations. The methods, estimates and judgments that the Company uses in applying its accounting policies have a significant impact on the results that it reports in the financial statements. Some of these significant accounting policies require the Company to make subjective and complex judgments regarding matters that are inherently uncertain. See "Note 2—Summary of Significant Accounting Policies" to the audited consolidated financial statements included in the 2015 Form 10-K for a discussion of the Company's significant accounting policies that require significant judgment.
Principles of Consolidation
The accompanying condensed consolidated financial statements include all subsidiaries of the Company. All significant intercompany transactions and balances have been eliminated from the accompanying condensed consolidated financial statements.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, often as a result of the need to make estimates regarding matters that are inherently uncertain. The methods, estimates and judgments that the Company uses in applying its accounting policies have a significant impact on the results that the Company reports in its financial statements. On an ongoing basis, the Company evaluates its estimates and assumptions, including those related to revenue, bad debts, Vacation Interests cost of sales, stock-based compensation expense, income taxes, unsold Vacation Interests, net, and business combinations. These estimates are based on historical experience and various other assumptions that management believes are reasonable under the circumstances. The results of the Company's analyses form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and the impact of such differences may be material to the Company's condensed consolidated financial statements.
Recently Issued Accounting Pronouncements
In January 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-01, Income Statement-Extraordinary and Unusual Items ("ASU No. 2015-01"), which eliminates from U.S. GAAP the concept of extraordinary items. Extraordinary items are events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence. ASU No. 2015-01 simplifies income statement presentation by altogether removing the concept of extraordinary items from consideration. ASU No. 2015-01 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. The Company has adopted ASU No. 2015-01 as of its quarter ended March 31, 2016. The adoption of this update did not have any impact on the Company's financial statements.
In February 2015, the FASB issued ASU No. 2015-02, Consolidation (“ASU No. 2015-02”), which is intended to respond to stakeholders’ concerns about the current accounting guidance for certain legal entities. The amendments update the analysis of consolidation for limited partnerships, contractual fee arrangements and investment funds, as well as include additional guidance on the effect of related parties. The amendments in ASU No. 2015-02 are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. The Company has adopted ASU No. 2015-02 as of its quarter ended March 31, 2016. The adoption of this update did not have any impact on the Company's financial statements.
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest ("ASU No. 2015-03"), which is intended to simplify the presentation of debt issuance costs. The amendments in ASU No. 2015-03 require that debt issuance

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU No. 2015-03. ASU No. 2015-03 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. The Company has adopted ASU No. 2015-03 as of its quarter ended March 31, 2016 on a retrospective basis. The impact of this adoption on the accompanying condensed consolidated balance sheet as of December 31, 2015 is: (i) a $24.2 million reduction in prepaid expenses and other assets, net; (ii) a $11.5 million reduction in the senior secured credit facility originally entered into on May 9, 2014 and subsequently amended on December 22, 2014 and December 3, 2015 (the "Senior Credit Facility"); and (iii) a $12.7 million reduction in the securitization notes and Funding Facilities. This adoption had no other impact on the Company's financial statements. The Company elected to continue to include the debt issuance costs associated with its Funding Facilities (which consist of the $200.0 million conduit facility (the "Conduit Facility"), and the $100.0 million loan sale facility with Quorum Federal Credit Union (the "Quorum Facility")) and the revolving line of credit under the Senior Credit Facility in prepaid expenses and other assets, net in the accompanying condensed consolidated balance sheets.
In April 2015, the FASB issued ASU No. 2015-05, Intangibles - Goodwill and Other - Internal-Use Software ("ASU No. 2015-05"), which provides guidance to customers about whether a cloud computing arrangement includes a software license and, if so, how the software license element of the arrangement should be accounted for by the customer. ASU No. 2015-05 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. The Company has adopted ASU No. 2015-05 as of its quarter ended March 31, 2016. The adoption of this update did not have a material impact on the Company's financial statements.
In September 2015, the FASB issued ASU No. 2015-16, Business Combinations - Simplifying the Accounting for Measurement-Period Adjustments ("ASU No. 2015-16"), which requires that an acquirer in a business combination recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU No. 2015-16 also requires that the acquirer record, in the current period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the estimated amounts, calculated as if the accounting had been completed at the acquisition date. ASU No. 2015-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments in ASU No. 2015-16 should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. The Company has adopted ASU No. 2015-16 as of its quarter ended March 31, 2016. The adoption of this update did not have a material impact on the Company's financial statements.
In March 2016, the FASB issued ASU No. 2016-07, Investments - Equity Method and Joint Ventures ("ASU No. 2016-07"). The amendments in ASU No. 2016-07 eliminate the requirement that an entity retroactively adopt the equity method of accounting if an investment qualifies for use of the equity method as a result of an increase in the level of ownership or degree of influence. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. The amendments in ASU No. 2016-07 are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016. The Company is currently evaluating the standard to determine the impact of the adoption of this guidance on its financial statements.
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation - Improvements to Employee Share-based Payment Accounting ("ASU No. 2016-09"). The areas for simplification in this update involve several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the areas for simplification apply only to non-public entities. The amendments in ASU No. 2016-09 are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016. The Company is currently evaluating the standard to determine the impact of the adoption of this guidance on its financial statements.
In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers - Identifying Performance Obligations and Licensing ("ASU No. 2016-10"). This update clarifies guidance related to identifying ASU No. 2014-09 performance obligations and licensing implementation guidance contained in ASU No. 2014-09. The amendments do not change the core principal of the guidance. The Company will adopt ASU No. 2016-10 as of its quarter ending March 31, 2018. The Company is currently evaluating the standard to determine the impact of the adoption of this guidance on its financial statements.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

See "Note 2—Summary of Significant Accounting Policies" to the audited consolidated financial statements included in the 2015 Form 10-K for additional accounting standards issued but not adopted as of the Company's quarter ended March 31, 2016.

Note 3	— Concentrations of Risk
Credit Risk
The Company is exposed to on-balance sheet credit risk related to its Vacation Interests notes receivable. The Company offers financing to the buyers of VOIs and bears the risk of defaults on promissory notes delivered to it by buyers of VOIs. If a buyer of VOIs defaults, the Company generally attempts to resell such VOIs by exercise of a power of sale. The associated marketing, selling and administrative costs from the original sale are not recovered and such costs must be incurred again to resell the VOIs. Although in many cases the Company may have recourse against a buyer of VOIs for the unpaid price, certain states have laws that limit the Company’s ability to recover personal judgments against customers who have defaulted on their loans, and the Company has generally not pursued this remedy.
The Company maintains cash, cash equivalents, cash in escrow and restricted cash with various financial institutions. These financial institutions are located throughout North America, Europe and the Caribbean. A significant portion of the Company's cash is maintained with a select few banks and is, accordingly, subject to credit risk. Periodic evaluations of the relative credit standing of financial institutions maintaining the deposits are performed to evaluate and mitigate, if necessary, any credit risk.
Availability of Funding Sources
The Company has historically funded Vacation Interests notes receivable and unsold Vacation Interests with borrowings through its financing facilities and internally generated funds. Borrowings are in turn repaid with the proceeds received by the Company from repayments of such Vacation Interests notes receivable. To the extent that the Company is not successful in maintaining or replacing existing financings, it may have to curtail its sales and marketing operations or sell assets, which could result in a material adverse effect on the Company’s results of operations, cash flows and financial condition.
Geographic Concentration
Portions of the Company's consumer loan portfolio are concentrated in certain geographic regions within the U.S. The deterioration of the economic condition and financial well-being of the regions in which the Company has significant loan concentrations could adversely affect the results of operations for its consumer loan portfolio business. The credit risk inherent in such concentrations is dependent upon regional and general economic stability, which affects property values and the financial well-being of the borrowers. As of March 31, 2016, the Company's loans to California residents constituted 32.8% of the consumer loan portfolio. No other state or foreign country concentration accounted for more than 10.0% of the portfolio.
Interest Rate Risk
Since a significant portion of the Company's indebtedness bears interest at variable rates, any increase in interest rates beyond amounts covered under the Company’s derivative financial instruments, particularly if sustained, could have an adverse effect on the Company’s results of operations, cash flows and financial position.
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
On December 11, 2015, as required by the Conduit Facility, the Company entered into an interest rate swap agreement to manage its exposure to fluctuations in interest rates, effective December 15, 2015 (the "December 2015 Swap"). The December 2015 Swap has a notional amount of $20.5 million and is scheduled to mature on December 20, 2025. The Company pays interest at a fixed rate of 2.38% based on a floating notional amount in accordance with a pre-determined amortization schedule, and receives interest based on one-month floating LIBOR. The December 2015 Swap did not qualify for hedge accounting. See "Note 16—Borrowings" to the audited consolidated financial statements included in the 2015 Form 10-K for further detail on the Conduit Facility.
On March 10, 2016, as required by the Conduit Facility, the Company entered into an interest rate swap agreement to manage its exposure to fluctuations in interest rates (the "March 2016 Swap"). The March 2016 Swap has a notional amount of $45.0 million and is scheduled to mature on February 20, 2026. The Company pays interest at a fixed rate of 2.25% based on a

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

floating notional amount in accordance with a pre-determined amortization schedule, and receives interest based on one-month floating LIBOR. The March 2016 Swap did not qualify for hedge accounting.
As of March 31, 2016, the fair value of the December 2015 Swap and the March 2016 Swap was calculated to be $0.3 million based on a valuation report provided by the counterparty. This fair value was recorded as a derivative liability with an offsetting charge to interest expense.

Note 4	— Cash in Escrow and Restricted Cash
Cash in escrow and restricted cash as of the dates presented below consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Securitization notes and Funding Facilities collection and reserve cash	$42,595	$50,943
Escrow	12,462	13,423
Deposits related to Vacation Interests notes receivable servicing agreements	10,866	10,680
Collected on behalf of HOAs	9,593	18,626
Bonds and deposits	870	883
Other	4,205	3,740
Total cash in escrow and restricted cash	$80,591	$98,295

Note 5 — Vacation Interests Notes Receivable and Allowance
The Company provides financing to purchasers of VOIs at North American and St. Maarten sales centers that is collateralized by their VOIs. Eligibility for this financing is principally dependent upon the customers’ Fair Isaac Corporation ("FICO") credit scores and other factors based on review of the customer’s credit history. As of March 31, 2016, the Vacation Interests notes receivable bore interest at fixed rates between 6.0% and 18.0%. The terms of the Vacation Interests notes receivable range from two years to 15 years and may be prepaid at any time without penalty. Vacation Interests notes receivable originated by the Company within the last five years have a term of 10 years. The weighted average interest rate of outstanding Vacation Interests notes receivable was 14.5% and 14.6% as of March 31, 2016 and December 31, 2015, respectively.
The Company charges off Vacation Interests notes receivable upon the earliest of (i) the customer's account becoming over 180 days delinquent; or (ii) the completion of cancellation or foreclosure proceedings. All collection and foreclosure costs related to delinquent loans are expensed as incurred. Vacation Interests notes receivable from 91 to 180 days past due as of March 31, 2016 and December 31, 2015 were 3.4% and 2.5%, respectively, of gross Vacation Interests notes receivable.
In connection with the Intrawest Acquisition, the Company acquired $22.1 million of Vacation Interests notes receivable (which is net of a $3.2 million allowance and a $1.5 million discount) based on a preliminary appraisal. This amount is included within the balances as of March 31, 2016 throughout the tables in this footnote. See "Note 23—Business Combinations" for further details.
The Vacation Interests notes receivable, net balance includes deferred origination costs related to Vacation Interests notes receivable originated by the Company, net of the related allowance. Vacation Interests notes receivable origination costs incurred in connection with providing financing for VOIs are capitalized and amortized over the estimated life of the Vacation Interests notes receivable, based on historical prepayments, as a decrease to interest revenue using the effective interest method. Amortization of deferred loan and contract origination costs charged to interest revenue was $3.9 million and $3.0 million for the three months ended March 31, 2016 and 2015, respectively.
Gross Vacation Interests notes receivable as of the dates presented below consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Vacation Interests notes receivable - collateralized against securitization notes and Funding Facilities	$663,648	$688,777
Vacation Interests notes receivable - other	144,273	81,014
Total Vacation Interests notes receivable	$807,921	$769,791

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

See "Note 16—Borrowings" for further detail on the Company's various borrowings included in "Securitization notes and Funding Facilities" in the accompanying condensed consolidated balance sheets.

Vacation Interests notes receivable, net as of the dates presented below consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Vacation Interests notes receivable, originated	$762,700	$744,532
Vacation Interests notes receivable, purchased	45,221	25,259
Vacation Interests notes receivable, gross	807,921	769,791
Allowance for loan losses	(168,998)	(165,331)
Deferred profit on Vacation Interests transactions	(1,201)	(1,780)
Deferred loan and contract origination costs, net	15,462	15,546
Inventory value of defaulted Vacation Interests notes receivable that were previously purchased	5,591	4,152
Premium on Vacation Interests notes receivable, net	210	229
Discount on Vacation Interests notes receivable, net	(1,516)	—
Vacation Interests notes receivable, net	$657,469	$622,607
Deferred profit on Vacation Interests transactions represents revenues less direct costs (sales commissions, sales incentives, cost of sales and provision for loan losses) related to sales that do not qualify for revenue recognition under Accounting Standards Codification ("ASC") 978, “Real Estate-Time-Sharing Activities” ("ASC 978"). See "Note 2—Summary of Significant Accounting Policies" to the audited consolidated financial statements included in the 2015 Form 10-K for a description of revenue recognition criteria.
Inventory value of defaulted Vacation Interests notes receivable that were previously purchased represents the inventory underlying Vacation Interests notes receivable that have defaulted. Upon recovery of the inventory, the value is transferred to unsold Vacation Interests, net.
Activity in the allowance associated with Vacation Interests notes receivable as of the dates presented below consisted of the following (in thousands):

	Three Months Ended March 31,
	2016	2015
Balance, beginning of period	$165,331	$130,639
Provision for uncollectible Vacation Interests sales (a)	21,886	13,962
Write-offs, net	(18,219)	(8,900)
Balance, end of period	$168,998	$135,701
(a) The provision for uncollectible Vacation Interests sales shows activity in the allowance for expected losses associated with Vacation Interests notes receivable and is exclusive of ASC 978 adjustments related to deferred revenue.

A summary of the credit quality and aging as of the dates presented below is as follows (in thousands):

As of March 31, 2016
FICO Credit Scores	Current	31-60	61-90	91-120	121-150	151-180	Total
>799	$76,140	$918	$879	$466	$447	$188	$79,038
700-799	409,555	8,848	6,039	6,006	4,366	2,640	437,454
600-699	222,471	8,679	5,313	4,698	3,128	2,886	247,175
<600	20,744	1,618	995	556	602	499	25,014
No FICO Credit Scores	17,062	897	360	416	263	242	19,240
	$745,972	$20,960	$13,586	$12,142	$8,806	$6,455	$807,921

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

As of December 31, 2015
FICO Credit Scores	Current	31-60	61-90	91-120	121-150	151-180	Total
>799	$75,647	$751	$193	$338	$204	$287	$77,420
700-799	397,264	7,589	3,497	2,938	1,879	2,533	415,700
600-699	213,818	8,444	3,653	3,893	2,841	2,100	234,749
<600	19,393	1,700	881	333	533	465	23,305
No FICO Credit Scores	16,677	674	490	320	286	170	18,617
	$722,799	$19,158	$8,714	$7,822	$5,743	$5,555	$769,791
The Company captures FICO credit scores when each loan is underwritten. The "No FICO Credit Scores" category in the tables above is primarily comprised of customers who live outside of the U.S.

Note 6	— Transactions with Related Parties
Due from Related Parties, Net and Due to Related Parties, Net
Amounts due from related parties, net and due to related parties, net consist primarily of transactions with HOAs or Diamond Collections for which the Company acts as the management company. Due from related parties, net transactions include (i) management fees for the Company’s role as the management company; (ii) certain expenses reimbursed by HOAs and Diamond Collections; and (iii) the recovery of a portion of the Company’s Vacation Interests carrying costs, management and member services, consolidated resort operations, loan portfolio and general and administrative expenses that are incurred on behalf of the HOAs and the Diamond Collections according to a pre-determined schedule approved by the board of directors of each HOA and Diamond Collection. Due to related parties, net transactions include (a) the amounts due to HOAs and Diamond Collections under inventory recovery agreements that the Company enters into regularly with certain HOAs and similar agreements with the Diamond Collections, pursuant to which the Company recaptures VOIs, either in the form of vacation intervals or vacation points, and brings them into the Company’s inventory for sale to customers; (b) the maintenance fee and assessment fee liability owed to HOAs and Diamond Collections for VOIs owned by the Company (generally this liability is recorded on January 1 of each year for the entire amount of annual maintenance and assessment fees, and is relieved throughout the year by payments remitted to the HOAs and the Diamond Collections; these maintenance and assessment fees are also recorded as prepaid expenses and other assets, net in the accompanying condensed consolidated balance sheets and amortized ratably over the year); (c) cleaning fees owed to the HOAs for room stays paid by the Company’s customers or by a Club on behalf of a member where the frequency of the cleans exceeds those covered by the respective maintenance fees; and (d) miscellaneous transactions with other non-HOA related parties.
A vast majority of amounts due from related parties and due to related parties, some of which are due on demand, carry no interest. Due to the fact that the right of offset exists between the Company and the HOAs and the Diamond Collections, the Company evaluates amounts due to and from each HOA and Diamond Collection at each reporting period to reduce the receivables and the payables on each party's books of record. Any remaining balances are then reclassified as either a net due to or a net due from related parties for each HOA and Diamond Collection in accordance with the requirements of ASC 210, "Balance Sheet—Offsetting."
Due from related parties, net as of the dates presented below consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Amounts due from HOAs and Collection Associations	$41,563	$42,393
Amounts due from other	90	42
Total due from related parties, net	$41,653	$42,435
Due to related parties, net as of the dates presented below consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Amounts due to HOAs and Collection Associations	$112,407	$54,686
Amounts due to other	90	92
Total due to related parties, net	$112,497	$54,778

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
Master Agreement
Concurrent with the Company's entry into the Purchase Agreement, on January 6, 2015, the Company entered into a Master Agreement (the "Master Agreement") with Mr. Cloobeck, HM&C, JHJM Nevada I, LLC ("JHJM") and other entities controlled by Mr. Cloobeck or his immediate family members. Pursuant to the Master Agreement, the parties made certain covenants to and agreements with the other parties, including: (i) the termination, effective as of January 1, 2015, of the services agreement between JHJM and HM&C (the "JHJM Agreement"); (ii) the conveyance to the Company of exclusive rights to market timeshare and vacation ownership properties from a prime location adjacent to Polo Towers on the “Las Vegas Strip,” pursuant to the terms of an Assignment and Assumption Agreement; (iii) Mr. Cloobeck’s agreement to various restrictive covenants, including non-competition, non-solicitation and non-interference covenants; and (iv) Mr. Cloobeck’s grant to the Company of a license to use Mr. Cloobeck’s persona, including his name, likeness and voice. In connection with the transactions contemplated by the Master Agreement, the Company paid Mr. Cloobeck or his designees $16.5 million and incurred $0.3 million in expenses related to this transaction. Of these amounts, $7.8 million was recorded as general and administrative expense in connection with the JHJM Agreement and $9.0 million was capitalized as marketing easement rights and other intangible assets. See "Note 12—Other Intangible Assets, Net" to our audited consolidated financial statements included in the 2015 Form 10-K for further detail on the intangible assets acquired.
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
Aircraft Leases
In January 2012, the Company entered into an aircraft lease agreement with N702DR, LLC, a limited liability company of which Mr. Cloobeck is a beneficial owner and a controlling party. Pursuant to this lease agreement, the Company leases an aircraft from N702DR, LLC and paid N702DR, LLC $0.6 million for each of the three months ended March 31, 2016 and 2015, respectively. The Company has agreed not to terminate this aircraft lease agreement until at least December 31, 2017, subject to certain termination provisions in the aircraft lease agreement.
In December 2007, in connection with the Company's lease of another aircraft from Banc of America Leasing & Capital, LLC, Mr. Cloobeck entered into a guaranty in favor of Banc of America Leasing & Capital, LLC. Pursuant to this guaranty, Mr. Cloobeck guarantees the Company's lease payments and any related indebtedness to Banc of America Leasing & Capital, LLC in connection with this aircraft lease. For each of the three months ended March 31, 2016 and 2015, the Company paid Banc of America Leasing & Capital, LLC $0.3 million pursuant to this lease agreement. The Company did not compensate Mr. Cloobeck for providing these guaranties; however, the Company has agreed to indemnify and hold harmless Mr. Cloobeck and

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

each of his affiliates from any and all amounts that Mr. Cloobeck is required to pay under the guaranty in favor of Banc of America Leasing & Capital, LLC. In exchange, Mr. Cloobeck has agreed to comply with all the covenants and agreements set forth in the guaranty for so long as Mr. Cloobeck or any of his affiliates is subject to the guaranty.
Guggenheim Relationship
Pursuant to an agreement with the Company, DRP Holdco, LLC (the "Guggenheim Investor"), a significant investor in the Company, has the right to nominate two members to the Company's board of directors, subject to certain security ownership thresholds. Zachary Warren, a principal of Guggenheim Partners, LLC ("Guggenheim"), an affiliate of the Guggenheim Investor, serves as a member of the Company's board of directors as a nominee of the Guggenheim Investor. Previously, B. Scott Minerd served as a member of the Board, as the second designee of the Guggenheim Investor, until his resignation effective July 28, 2015. The Guggenheim Investor has not appointed a second designee to replace Mr. Minerd and presently does not intend to designate a second nominee pursuant to the Director Designation Agreement.
Affiliates of Guggenheim are currently lenders under the Conduit Facility, the Senior Credit Facility and the $64.5 million securitization transaction completed on April 27, 2011. See "Note 16—Borrowings" to the audited consolidated financial statements included in the 2015 Form 10-K for further detail on these borrowings.
March 2015 Secondary Offering
On March 10, 2015, Cloobeck Diamond Parent, LLC (an entity beneficially owned and controlled by Mr. Cloobeck), the Guggenheim Investor and Best Amigos Partners, LLC (an entity beneficially owned and controlled by Lowell D. Kraff, the Vice Chairman of the Board of Directors of the Company) (collectively, the "Selling Stockholders") consummated the sale of an aggregate of 6,700,000 shares of common stock of the Company in an underwritten public offering. On March 20, 2015, the Selling Stockholders sold an additional aggregate of 802,316 shares of the Company's common stock to the underwriter pursuant to the underwriting agreement in connection with the underwriter's exercise of its over-allotment option. These transactions are collectively referred to as the "March 2015 Secondary Offering." The Company did not sell any stock in the March 2015 Secondary Offering and did not receive any proceeds from the offering. The Company purchased from the underwriter 1,515,582 shares sold by the Selling Stockholders in the March 2015 Secondary Offering at $32.99 per share (the same price per share at which the underwriter purchased shares from the Selling Stockholders) for a total purchase price of $50.0 million. The Company incurred $0.8 million in expenses related to the March 2015 Secondary Offering, including registration, filing and listing fees, printing fees and legal and accounting expenses, which are included in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income.
Praesumo Agreement
In June 2009, the Company entered into an engagement agreement for individual independent contractor services with Praesumo Partners, LLC, a limited liability company of which Mr. Lowell Kraff, the Vice Chairman of the Board, is a beneficial owner and a controlling party. Pursuant to this engagement agreement, Praesumo provides Mr. Kraff as an independent contractor to the Company to provide, among other things, acquisition, development and finance consulting services. In August 2015, the Company entered into a fourth extension agreement that extends the agreement through August 31, 2016. In consideration of these services provided pursuant to this agreement, the Company paid to Praesumo Partners, LLC, in fees and expense reimbursements, $0.4 million and $0.5 million for the three months ended March 31, 2016 and 2015, respectively. These amounts do not include certain travel-related costs paid directly by the Company.

Note 7	— Other Receivables, Net
Other receivables, net as of the dates presented below consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Receivables related to sampler packages, net	$15,050	$14,723
Interest receivable associated with Vacation Interests notes receivable	9,011	7,919
Club dues receivable, net	6,199	25,028
Rental receivables and other resort management-related receivables, net	3,244	2,737
Insurance claims receivable	1,432	1,262
Other receivables	3,033	4,117
Total other receivables, net of allowances of $11,600 and $12,300, respectively	$37,969	$55,786

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

The allowance for doubtful accounts relates primarily to receivables for Club dues and sampler packages. The Company considers factors such as economic conditions, industry trends, defaults and age of the receivables to analyze the adequacy of the allowance. Any adjustments to the allowance are recorded within management and member services revenue or Vacation Interests carrying cost, net in the Company's condensed consolidated statements of income and comprehensive income.
In connection with the Intrawest Acquisition, the Company acquired $0.9 million of other receivables, net based on a preliminary appraisal. This amount is included within the balances as of March 31, 2016 in the table above. See "Note 23—Business Combinations" for further details.

Note 8	— Prepaid Expenses and Other Assets, Net
Prepaid expenses and other assets, net as of the dates presented below consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Unamortized maintenance fees	$93,284	$—
Vacation Interests purchases in transit	33,554	29,323
Deferred commissions	16,789	17,109
Prepaid member benefits and affinity programs	6,053	2,689
Other inventory or consumables	4,722	4,767
Prepaid insurance	3,307	2,670
Deposits and advances	2,872	2,635
Prepaid maintenance fees	2,707	3,843
Prepaid sales and marketing costs	2,498	2,601
Debt issuance costs, net	2,302	2,545
Other	9,660	8,272
Total prepaid expenses and other assets, net	$177,748	$76,454
In connection with the Intrawest Acquisition, the Company acquired $4.3 million of prepaid expenses and other assets, net based on a preliminary appraisal. This amount is included within the balances as of March 31, 2016 in the table above. See "Note 23—Business Combinations" for further details.
The nature of selected balances included in prepaid expenses and other assets, net includes:
Unamortized maintenance fees—prepaid annual maintenance fees on unsold Vacation Interests owned by the Company billed by the HOAs and the Diamond Collections for resorts included in the Company's resort network that are managed by the Company, which are charged to expense ratably over the year.
Debt issuance costs, net—The Company adopted ASU No. 2015-03 as of its quarter ended March 31, 2016 and reclassified debt issuance costs related to its non-revolving borrowings from prepaid expenses and other assets, net to Senior Credit Facilities and securitization notes and Funding Facilities in the accompanying condensed consolidated balance sheets. See "Note 2—Summary of Significant Accounting Policies" for further detail. The Company elected to continue to include the debt issuance costs associated with its Funding Facilities and the revolving line of credit under the Senior Credit Facility as prepaid expenses and other assets, net. Amortization of capitalized debt issuance costs that are classified as prepaid expenses and other assets, net in the table above was $0.5 million and $0.3 million for the three months ended March 31, 2016 and 2015, respectively, and is included in interest expense.

Note 9	— Unsold Vacation Interests, Net
Unsold Vacation Interests, net as of the dates presented below consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Completed unsold Vacation Interests, net	$328,279	$298,782
Undeveloped land	38,319	35,974
Vacation Interests construction in progress	1,083	23,522
Unsold Vacation Interests, net	$367,681	$358,278

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

Activity related to unsold Vacation Interests, net for the periods presented below consisted of the following (in thousands):

	Three Months Ended March 31,
	2016	2015
Balance, beginning of period	$358,278	$262,172
Vacation Interests cost of sales	(9,242)	(1,138)
Inventory recovery	336	(136)
Purchases in connection with business combinations	16,692	—
Open market and bulk purchases	3,314	5,762
Capitalized legal, title and trust fees	2,562	3,258
Construction in progress	1,069	1,908
Transfer of construction in progress to property and equipment, net	(5,702)	—
Loan default recoveries, net	673	1,613
Transfers from assets held for sale	—	13,159
Effect of foreign currency translation	(235)	(2,936)
Other	(64)	264
Balance, end of period	$367,681	$283,926
In connection with the Intrawest Acquisition, the Company acquired $16.7 million of unsold Vacation Interests based on a preliminary appraisal. This amount is included within the balances as of March 31, 2016 in the table above. See "Note 23—Business Combinations" for further details.
Vacation Interests construction in progress includes costs related to the construction of new units at the Beachwoods Resort in Outer Banks, North Carolina (the management contract with respect to such resort was acquired in connection with the Gold Key Acquisition) and the development of a new resort in Kona, Hawaii. See "Note 18—Commitments and Contingencies" for additional information regarding the development of this new resort in Kona, Hawaii.
Loan default recoveries related to business combinations represent the recovered inventory underlying defaulted Vacation Interests notes receivable that were acquired in connection with the Company's business combinations.
See "Note 2—Summary of Significant Accounting Policies" to the audited consolidated financial statements included in the 2015 Form 10-K for further discussion of unsold Vacation Interests, net.

Note 10 — Property and Equipment, Net
Property and equipment, net as of the dates presented below consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Land and improvements	$21,064	$20,219
Buildings and leasehold improvements	68,927	60,281
Furniture and office equipment	22,935	21,845
Computer software	48,416	46,231
Computer equipment	19,927	19,146
Construction in progress	1,326	2,522
Property and equipment, gross	182,595	170,244
Less: Accumulated depreciation	(79,717)	(74,883)
Property and equipment, net	$102,878	$95,361
In connection with the Intrawest Acquisition, the Company acquired $1.9 million of property and equipment based on a preliminary appraisal. This amount is included within the balances as of March 31, 2016 in the table above. See "Note 23—Business Combinations" for further details.
Depreciation expense related to property and equipment was $5.0 million and $3.9 million for the three months ended March 31, 2016 and 2015, respectively.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

Note 11 — Goodwill
Goodwill represents the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. As required by ASC 350, "Intangibles—Goodwill and Other," the Company does not amortize goodwill, but rather evaluates goodwill by reporting unit for potential impairment on an annual basis during the fourth quarter of each year or at other times during the year if events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is below the carrying amount.

The changes in the carrying amount of goodwill are as follows (in thousands):

	Hospitality and Management Services	Vacation Interests Sales and Financing	Total Company
Balance as of December 31, 2015:
Island One Acquisition - July 2013	$30,165	$467	$30,632
HM&C Acquisition - January 2015	10	—	10
Gold Key Acquisition - October 2015	13,777	60,102	73,879
Balance as of December 31, 2015	43,952	60,569	104,521
Changes to goodwill during the three months ended March 31, 2016:
Adjustment to Gold Key Acquisition based on appraisal	1,480	(984)	496
Intrawest Acquisition - January 2016	4,871	19,215	24,086
Total changes to goodwill during the three months ended March 31, 2016	6,351	18,231	24,582
Balance as of March 31, 2016:
Island One Acquisition - July 2013	30,165	467	30,632
HM&C Acquisition - January 2015	10	—	10
Gold Key Acquisition - October 2015	15,257	59,118	74,375
Intrawest Acquisition - January 2016	4,871	19,215	24,086
Balance as of March 31, 2016	$50,303	$78,800	$129,103

See "Note 23—Business Combinations" for further detail on the Gold Key Acquisition and the Intrawest Acquisition and "Note 6—Transactions with Related Parties" for further detail on the HM&C Acquisition.

Note 12 — Other Intangible Assets, Net
Other intangible assets, net consisted of the following as of March 31, 2016 (in thousands):

	Gross Carrying Cost	Accumulated Amortization	Net Book Value
Management contracts	$242,802	$(61,696)	$181,106
Member relationships and the Clubs	56,887	(39,782)	17,105
Rights to develop inventory	21,000	(486)	20,514
Rental agreements	16,000	(1,833)	14,167
Marketing easement rights	8,717	(545)	8,172
Distributor relationships and other	5,087	(2,511)	2,576
Total other intangible assets	$350,493	$(106,853)	$243,640

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

Other intangible assets, net consisted of the following as of December 31, 2015 (in thousands):

	Gross Carrying Cost	Accumulated Amortization	Net Book Value
Management contracts	$226,515	$(58,278)	$168,237
Member relationships and the Clubs	55,866	(39,298)	16,568
Rights to develop inventory	11,600	(173)	11,427
Rental agreements	15,800	(823)	14,977
Marketing easement rights	8,717	(436)	8,281
Distributor relationships and other	5,096	(2,396)	2,700
Total other intangible assets	$323,594	$(101,404)	$222,190

In connection with the Intrawest Acquisition, the Company recorded the following intangible assets (dollars in thousands):

	Weighted Average Useful Life in Years	Based on Appraisal
Management contracts	20	$16,700
Rights to develop inventory	14	9,600
Member relationships	6	1,000
		$27,300
Amortization expense for other intangible assets was $5.5 million and $4.7 million for the three months ended March 31, 2016 and 2015, respectively.
As of March 31, 2016, the estimated aggregate amortization expense for intangible assets was expected to be $22.3 million, $21.3 million, $21.1 million, $19.3 million and $17.0 million for the successive 12 month periods ending March 31, 2017 through 2021, respectively, and $142.7 million for the remaining lives of these intangible assets.

Note 13 — Assets Held for Sale
Assets held for sale are recorded at the lower of cost or their estimated fair value less cost to sell and are not subject to depreciation. Sale of the assets classified as such is probable, and transfer of the assets is expected to qualify for recognition as a completed sale, generally within one year of the applicable balance sheet date.
Assets held for sale as of the dates presented below consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Unsold units and a resort in Europe	$1,390	$1,518
A unit at Cabo Azul Resort in Mexico	154	154
Total assets held for sale	$1,544	$1,672
The unsold units and resorts in the Company's European operations as of March 31, 2016 and December 31, 2015 were either held for sale or pending the consummation of sale. According to guidance included in ASC 360, "Property, Plant and Equipment", the sales will not be considered consummated until all consideration has been exchanged. Consequently, the unsold units and resort pending consummation of sale will continue to be included in assets held for sale until all proceeds are received. The proceeds related to the resort pending consummation of sale were paid in full by April 2016 and the Company will transfer title to the resort by May 2017.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

Note 14 — Accrued Liabilities
Accrued liabilities as of the dates presented below consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Liability for unrecognized tax benefit	$82,519	$75,706
Accrued payroll and related	26,441	37,154
Accrued marketing expenses	23,541	24,885
Accrued other taxes	17,179	15,525
Accrued commissions	16,928	22,774
Gold Key inventory recovery agreement	11,114	12,371
Accrued insurance	8,914	7,795
Accrued professional fees	7,950	4,336
Accrued escrow liability	3,845	3,784
Accrued operating lease liabilities	3,140	3,309
Accrued exchange company fees	1,708	2,131
Other	16,807	11,892
Total accrued liabilities	$220,086	$221,662
Liability for unrecognized tax benefit— represents amounts recorded related to uncertainty in income taxes, including potential interest charges, recognized in the Company's financial statements in accordance with ASC 740, “Income Taxes.” See "Note 17—Income Taxes" to the audited consolidated financial statements included in the 2015 Form 10-K for further detail.
In connection with the Intrawest Acquisition, the Company recorded $5.7 million of accrued liabilities based on a preliminary appraisal. This amount is included within the balances as of March 31, 2016 in the table above. See "Note 23—Business Combinations" for further details.

Note 15 — Deferred Revenues
Deferred revenues as of the dates presented below consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Deferred sampler package revenue	$66,325	$66,285
Club deferred revenue	36,391	43,890
Guest deposits	8,954	6,631
Other	8,365	2,914
Total deferred revenues	$120,035	$119,720
In connection with the Intrawest Acquisition, the Company recorded $2.5 million of deferred revenues based on a preliminary appraisal. This amount is included within the balances as of March 31, 2016 in the table above. See "Note 23—Business Combinations" for further details.

Note 16 — Borrowings
During the three months ended March 31, 2016, the Company issued one unsecured note to finance premiums on certain insurance policies, which carries an interest rate of 2.5% per annum. See "Note 16—Borrowings" to the audited consolidated financial statements included in the 2015 Form 10-K for further detail on the Company's borrowings.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

The following table presents selected information on the Company’s borrowings as of the dates presented below (dollars in thousands):

	March 31, 2016						December 31, 2015
	Principal Balance	Weighted Average Interest Rate	Maturity	Gross Amount of Vacation Interests notes receivable as Collateral	Borrowing / Funding Availability		Principal Balance
Senior Credit Facility	$574,666	5.5%	5/9/2021	$—	$25,000		$574,666
Original issue discount and debt issuance costs related to Senior Credit Facility (except the revolving line of credit)	(15,882)			—	—		(16,250)
Notes payable-insurance policies	11,775	2.4%	Various	—	—		4,586
Notes payable-other	164	5.0%	Various	—	—		164
Total Corporate Indebtedness	570,723			—	25,000		563,166

Diamond Resorts Owner Trust 2015-2 (1)	144,328	3.1%	5/22/2028	151,835	—		172,583
Diamond Resorts Owner Trust 2014-1 (1)	123,715	2.6%	5/20/2027	134,472	—		140,256
Diamond Resorts Owner Trust 2015-1 (1)	105,187	2.8%	7/20/2027	112,270	—		126,776
Diamond Resorts Owner Trust 2013-2 (1)	76,623	2.3%	5/20/2026	85,137	—		84,659
Conduit Facility (1)	70,676	2.3%	4/10/2017	77,302	129,324	(2)	22,538
DRI Quorum Facility and Island One Quorum Funding Facility (1)	46,824	4.4%	Various	47,717	53,176	(2)	45,411
Diamond Resorts Owner Trust 2013-1 (1)	28,476	2.0%	1/20/2025	31,641	—		30,681
Diamond Resorts Owner Trust 2011-1 (1)	11,035	4.0%	3/20/2023	11,714	—		12,073
Diamond Resorts Tempus Owner Trust 2013 (1)	6,091	6.0%	12/20/2023	11,560	—		7,884
Original issue discount and debt issuance costs related to securitization notes and Funding Facilities	(11,938)			—	—		(12,781)
Total Securitization Notes and Funding Facilities	601,017			663,648	182,500		630,080
Total	$1,171,740			$663,648	$207,500		$1,193,246
(1) Non-recourse indebtedness
(2) Borrowing / funding availability is calculated as the difference between the maximum commitment amount and the outstanding principal balance; however, the actual availability is dependent on the amount of eligible loans that serve as the collateral for such borrowings.

Amortization of original issue discount and capitalized debt issuance costs that are classified as contra-borrowings in the table above was $1.5 million and $1.1 million for the three months ended March 31, 2016 and 2015, respectively, and is included in interest expense in the accompanying condensed consolidated statements of income and comprehensive income. The Company adopted ASU No. 2015-03 as of its quarter ended March 31, 2016 and reclassified debt issuance costs related to its non-revolving borrowings from prepaid expenses and other assets, net to Senior Credit Facilities and securitization notes and Funding Facilities in the accompanying condensed consolidated balance sheets. See "Note 2—Summary of Significant Accounting Policies" for further detail. The Company elected to continue to include the debt issuance costs associated with its Funding Facilities and the revolving line of credit under the Senior Credit Facility in prepaid expenses and other assets, net.
Borrowing Restrictions and Limitations
All of the Company’s borrowings under the Senior Credit Facility, securitization notes and the Conduit Facility contain various restrictions and limitations that may affect the Company's business and affairs. These include, but are not limited to, restrictions and limitations relating to its ability to incur indebtedness and other obligations, to make investments and acquisitions, to pay dividends and to repurchase shares of the Company's common stock. The Company is also required to maintain certain ratios and comply with other financial and performance covenants. The failure of the Company to comply with any of these provisions, or to pay its obligations, could result in foreclosure by the lenders of their security interests in the Company’s assets, and could otherwise have a material adverse effect on the Company. The Company was in compliance with all of the financial covenants as of March 31, 2016.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

Liquidity
Historically, the Company has depended on the availability of credit to finance the consumer loans that it provides to its customers for the purchase of their VOIs. Typically, these loans require a minimum cash down payment of 10.0% of the purchase price at the time of sale. However, selling, marketing and administrative expenses attributable to VOI sales are primarily cash expenses and often exceed the buyer's minimum down payment requirement. Accordingly, the availability of financing facilities for the sale or pledge of these receivables to generate liquidity is a critical factor in the Company's ability to meet its short-term and long-term cash needs. The Company has historically relied upon its ability to sell receivables in the securitization market in order to generate liquidity and create capacity on its Funding Facilities.

Note 17 — Income Taxes
In accordance with ASC 740-270, "Accounting for Income Taxes in Interim Periods," the income tax provisions for the three months ended March 31, 2016 and 2015 were determined primarily using estimated annual effective tax rates based on estimated income before provision for income taxes for the full years ending December 31, 2016 and 2015, respectively. For certain foreign jurisdictions, the tax provisions for the three months ended March 31, 2016 and 2015 were determined using year-to-date income before provision for income taxes.

Note 18 — Commitments and Contingencies
Contractual Obligations
The Company has entered into various contractual obligations primarily related to construction of new units at the Cabo Azul Resort in Mexico, as well as relating to sales center remodeling, property amenity improvement and corporate office expansion projects. The total remaining commitment was $2.9 million as of March 31, 2016.
Hurricane Odile
In September 2014, Hurricane Odile, a Category 4 hurricane, inflicted widespread damage on the Baja California peninsula, particularly in San Jose Del Cabo, where the Cabo Azul Resort, one of the Company's managed resorts, is located. Hurricane Odile caused significant damage to the buildings as well as the facilities and amenities at the Cabo Azul Resort, including unsold Vacation Interests and property and equipment owned by the Company. During the three months ended March 31, 2015, the Company received $5.0 million in proceeds from its insurance carrier for property damage resulting from Hurricane Odile. The Company did not receive any proceeds related to such claim during the three months ended March 31, 2016; however, management believes that it will receive additional amounts under the Company's insurance policies to cover the balance of costs incurred by the Company in excess of the $5.0 million already received when the insurance claim is ultimately settled.
In addition, the Company has filed a claim under its business interruption insurance policy for business profits lost during the period that the Cabo Azul Resort remained closed as a result of the damage suffered in Hurricane Odile. During the year ended December 31, 2015, the Company received an aggregate of $6.0 million in installments from its insurance carrier related to such claim, which was recognized as other revenue in the condensed consolidated statements of income and comprehensive income. The Company did not receive any proceeds related to such claim during the three months ended March 31, 2016 or March 31, 2015. The total claim remains under negotiation with the insurance carrier and any further payments will be recorded in the periods in which they are received. The Cabo Azul Resort and the on-site sales center reopened on September 1, 2015.
Kona Agreement
On July 28, 2015, the Company entered into an agreement for the purchase and sale of property, which was amended on February 25, 2016 (as amended, the "Kona Agreement"), with Hawaii Funding LLC (the "Kona Seller"), an affiliate of Och-Ziff Real Estate. The Kona Agreement relates to the development by the Kona Seller of a new resort, which is expected to consist of 144 units, on property located in Kona, Hawaii to be acquired by the Kona Seller. Pursuant to the Kona Agreement, the Company has agreed to purchase all of the units, subject to the satisfaction of specified conditions, including a period of assessment by both parties of the suitability and feasibility of the property for its intended use. The Company's total financial commitment under the Kona Agreement is expected to be finalized in the second quarter of 2016, with the first delivery of units expected in mid-2017 and continuing through mid-2018. The delivery of units is subject to various conditions precedent and rights of the parties.

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
As of March 31, 2016, the only assets and liabilities of the Company measured at fair value on a recurring basis were those related to the March 2016 Swap and the December 2015 Swap. As of December 31, 2015, the only assets and liabilities of the Company measured at fair value on a recurring basis were those related to the December 2015 Swap. The fair values of both the March 2016 Swap and the December 2015 Swap were based on valuation reports provided by the counterparty and were classified as Level 3, based on the fact that the credit risk data used for the valuations were not directly observable and could not be corroborated by observable market data. The Company’s assessment of the significant inputs to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. See "Note 3—Concentrations of Risk" for further detail on the derivative instruments.
The following table summarizes the information regarding the Company's derivative instruments as of the dates presented below (in thousands):

	As of March 31, 2016		As of December 31, 2015
	Carrying Value	Total Estimated Fair Value	Carrying Value	Total Estimated Fair Value
Liabilities:
Interest rate swap agreements (a)	$277	$277	$146	$146
Total Liabilities	$277	$277	$146	$146
(a)     The balance at March 31, 2016 includes values associated with the December 2015 Swap and the March 2016 Swap, which are included in the derivative liabilities category in the accompanying condensed consolidated balance sheets. The balance at December 31, 2015 includes values associated with the December 2015 Swap.
As of March 31, 2016 and December 31, 2015, Vacation Interests notes receivable had a balance of $657.5 million and $622.6 million, net of allowance, respectively. The allowance for losses against the Vacation Interests notes receivable is derived using a static pool analysis to develop historical default percentages based on FICO credit scores to apply to the Vacation Interests notes receivable population. The Company evaluates other factors such as economic conditions, industry trends and past due aging reports in order to determine the adjustments needed to true up the allowance, which adjusts the carrying value of Vacation Interests notes receivable to management's best estimate of collectability. As a result of such evaluation, the Company believes that the carrying value of the Vacation Interests notes receivable approximated its fair value at March 31, 2016 and December 31, 2015. These financial assets were classified as Level 3, as there is little market data available.
As of March 31, 2016 and December 31, 2015, the borrowings under the Senior Credit Facility were classified as Level 2 and the Company believes the fair value of the Senior Credit Facility approximated its carrying value at such dates due to the fact that the market for similar instruments remained stable since May 2014, when the Company entered into the Senior Credit Facility.
As of March 31, 2016 and December 31, 2015, all of the Company’s notes issued in its securitization transactions were classified as Level 2. The Company believes the fair value of these borrowings, all of which except the Diamond Resorts

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

Tempus Owner Trust 2013 Notes with a face value of $31.0 million (the "Tempus 2013 Notes") were determined with the assistance of an investment banking firm, approximated similar instruments in active markets. The Tempus 2013 Notes were classified as Level 2 as the Company believes the fair value of the Tempus 2013 Notes approximated their carrying value due to the fact that the market for similar instruments remained stable since September 2013, the issuance date of the Tempus 2013 Notes. See "Note 16—Borrowings" to the audited consolidated financial statements included in the 2015 Form 10-K for further detail on these borrowings.
As of March 31, 2016 and December 31, 2015, the Quorum Facility and a loan sale agreement that the Company assumed in connection with a previous business combination were classified as Level 2 based on an internal analysis performed by the Company utilizing the discounted cash flow model and the quoted prices for identical or similar instruments in markets that are not active.
As of March 31, 2016 and December 31, 2015, the fair values of all other debt instruments were not calculated, based on the fact that they were either due within one year or were immaterial.
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
The carrying values and estimated fair values of the Company's financial instruments as of March 31, 2016 were as follows (in thousands):

	Carrying Value	Total Estimated Fair Value	Estimated Fair Value (Level 2)	Estimated Fair Value (Level 3)
Assets:
Vacation Interests notes receivable, net	$657,469	$657,469	$—	$657,469
Total assets	$657,469	$657,469	$—	$657,469
Liabilities:
Senior Credit Facility, net	$558,784	$570,119	$570,119	$—
Securitization notes and Funding Facilities, net	601,017	610,883	610,883	—
Notes payable	11,939	11,939	11,939	—
Total liabilities	$1,171,740	$1,192,941	$1,192,941	$—

The carrying values and estimated fair values of the Company's financial instruments as of December 31, 2015 were as follows (in thousands):

	Carrying Value	Total Estimated Fair Value	Estimated Fair Value (Level 2)	Estimated Fair Value (Level 3)
Assets:
Vacation Interests notes receivable, net	$622,607	$622,607	$—	$622,607
Total assets	$622,607	$622,607	$—	$622,607
Liabilities:
Senior Credit Facility, net	$558,416	$569,931	$569,931	$—
Securitization notes and Funding Facilities, net	630,080	638,420	638,420	—
Notes payable	4,750	4,750	4,750	—
Total liabilities	$1,193,246	$1,213,101	$1,213,101	$—

Note 20 — Stock-Based Compensation
On May 19, 2015, the Company held its 2015 annual meeting of stockholders, at which the Company's stockholders approved the Company’s 2015 Equity Incentive Compensation Plan (the “Equity Incentive Plan”). The Equity Incentive Plan is a broad-based plan under which 8,500,000 shares of the Company’s common stock are authorized for issuance for awards, including pursuant to awards of restricted stock, restricted stock units ("RSUs"), stock options, deferred stock or stock appreciation rights, to the officers, employees, consultants, advisors and directors of the Company. As of March 31, 2016, 7,174,940 shares remained available for issuance as new awards under the Equity Incentive Plan.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

Stock Options
The Company accounts for its stock options issued to its employees and non-employee directors in accordance with ASC 718, "Compensation—Stock Compensation." All such stock options contain service-only vesting conditions and the associated compensation expense is measured at fair value on the grant date and recognized in the statements of income and comprehensive income over the expected term during which the employees (including, from an accounting perspective, non-employee directors in their capacity as such) of the Company provide service in exchange for the award.
The Company utilizes the Black-Scholes option-pricing model to estimate the fair value of the stock options granted to its employees and non-employee directors. The expected volatility was calculated based on the historical volatility of the stock prices for a group of identified peer companies for the expected term of the stock options on the grant date (which is significantly greater than the volatility of the S&P 500® index as a whole during the same period) due to the lack of historical stock trading prices of the Company. The average expected option life represented the period of time the stock options were expected to be outstanding at the issuance date based on management’s estimate using the simplified method prescribed under the Securities and Exchange Commission (the "SEC") Staff Accounting Bulletin Topic 14: Share-Based Payment ("SAB 14") for employee grants. The risk-free interest rate was calculated based on U.S. Treasury zero-coupon yield with a remaining term that approximated the expected option life assumed at the date of issuance. The expected annual dividend per share was 0% based on the Company’s expected dividend rate.
The Company did not issue any stock options during the three months ended March 31, 2016 or 2015.
Stock option activity during the three months ended March 31, 2016 related to stock option grants issued to the employees of the Company was as follows:

	Options (In thousands)	Weighted-Average Exercise Price (Per Share)	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2016	8,766	$17.20	7.9	$72,840
Granted	—	—
Exercised	(6)	14.00
Forfeited	—	—
Outstanding at March 31, 2016	8,760	$17.20	7.6	$62,172
Exercisable at March 31, 2016	6,582	$14.85	7.4	$62,207
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been realized by the option holders had all option holders exercised their options on March 31, 2016. The intrinsic value of a stock option is the excess of the Company’s closing stock price on that date over the exercise price, multiplied by the number of shares subject to the option.
The following table summarizes the Company’s unvested stock option activity for the three months ended March 31, 2016:

	Options (In thousands)	Weighted-Average Exercise Price (Per Share)
Unvested at January 1, 2016	2,547	$23.51
Granted	—	—
Vested	(369)	18.60
Forfeited or expired	—	—
Unvested at March 31, 2016	2,178	$24.34
Restricted Stock, RSUs and Deferred Stock
Between July 18, 2013 and December 31, 2015, the Company issued restricted stock, RSUs and deferred stock to certain employees and non-employee members of the board of directors of the Company, all of which contain service vesting conditions and some of which contain additional performance-related vesting conditions. All such issuances were valued at the closing stock price of the Company's common stock on the grant date of such stock-based compensation.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

The following table summarizes the activity related to restricted stock, RSUs and deferred stock during the three months ended March 31, 2016:

	Restricted Stock		Restricted Stock Units		Deferred Stock
	Shares (In thousands)	Weighted Average Grant Price (Per share)	Units (In thousands)	Weighted Average Grant Price (Per share)	Units (In thousands)	Weighted Average Grant Price (Per share)
Unvested at January 1, 2016	160	$30.58	78	$32.69	—	$32.72
Granted	—	$—	—	$—	—	$—
Vested/Converted to common stock	(4)	$32.69	(4)	$—	—	$—
Forfeited or expired	—	$—	—	$—	—	$—
Unvested at March 31, 2016	156	$30.53	74	$32.69	—	$32.72
Stock-based Compensation Expense
The following table summarizes the Company’s stock-based compensation expense for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Company employee grants	$3,807	$3,220
Non-employee director grants	342	75
Total	$4,149	$3,295
In accordance with SAB 14, the Company records stock-based compensation to the same line item on the statements of income and comprehensive income as the grantees' cash compensation. In addition, the Company records stock-based compensation expense to the same business segment as the grantees' cash compensation for segment reporting purposes in accordance with ASC 280, "Segment Reporting."
The following table summarizes the effect of the stock-based compensation for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31, 2016				Three Months Ended March 31, 2015
	Hospitality and Management Services	Vacation Interests Sales and Financing	Corporate and Other	Total	Hospitality and Management Services	Vacation Interests Sales and Financing	Corporate and Other	Total
Management and member services	$393	$—	$—	$393	$280	$—	$—	$280
Advertising, sales and marketing	—	750	—	750	—	369	—	369
Vacation Interests carrying cost, net	—	72	—	72	—	51	—	51
Loan portfolio	—	113	—	113	—	81	—	81
General and administrative	—	—	2,821	2,821	—	—	2,514	2,514
Total	$393	$935	$2,821	$4,149	$280	$501	$2,514	$3,295
The following table summarizes the Company’s unrecognized stock-based compensation expense as of March 31, 2016 (dollars in thousands):

	Options	Restricted Stock	Restricted Stock Units	Deferred Stock	Total
Unrecognized stock-based compensation expense	$16,563	$3,622	$1,969	$52	$22,206
Weighted-average remaining amortization period (in years)	1.2	2.0	2.1	0.1	1.4

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

Note 21 — Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) are as follows (in thousands):

	Cumulative Translation Adjustment	Other	Total
Balance, December 31, 2015	$(20,182)	$31	$(20,151)
Period change	148	(16)	132
Balance, March 31, 2016	$(20,034)	$15	$(20,019)

Note 22 — Net Income Per Share
The Company calculates net income per share in accordance with ASC 260, "Earnings Per Share." Basic net income per share is calculated by dividing net income for common stockholders by the weighted-average number of common stock outstanding during the period. Diluted net income per share of common stock is calculated by dividing net income by weighted-average shares of common stock outstanding during the period plus potentially dilutive shares of common stock, such as shares of common stock underlying stock options and shares of restricted common stock.
Potentially dilutive shares of common stock are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all options are used to repurchase common stock at market value. The amount of shares remaining after the proceeds are exhausted represents the potentially dilutive effect of the securities.
Approximately 1.2 million shares underlying stock options for the three months ended March 31, 2016 were excluded from the net income per share computation, as their effect would be antidilutive under the treasury stock method. There were no antidilutive securities for the three months ended March 31, 2015.
The table below sets forth the computation of basic and diluted net income per share for the periods presented below (in thousands, except per share amounts):

	Three Months Ended March 31,
	2016	2015
Computation of Basic Net Income Per Share:
Net income	$34,433	$25,975
Weighted average shares outstanding	69,549	74,539
Basic net income per share	$0.50	$0.35

Computation of Diluted Net Income Per Share:
Net income	$34,433	$25,975
Weighted average shares outstanding	69,549	74,539
Effect of dilutive securities:
Restricted stock, RSUs and deferred stock (a)	—	29
Options to purchase common stock	1,922	2,788
Shares for diluted net income per share	71,471	77,356
Diluted net income per share	$0.48	$0.34
(a) Includes unvested dilutive restricted stock and RSUs that are subject to future forfeitures.

Note 23 — Business Combinations
Gold Key Acquisition
On October 16, 2015, the Company completed the Gold Key Acquisition and acquired five management contracts, real property interests, unsold Vacation Interests to sell to existing members and potential customers and other assets, adding six additional managed resorts to the Company’s resort network and new owner-families to the Company’s owner base, in exchange for a cash purchase price of $167.5 million and the assumption of certain non-interest-bearing liabilities. At the

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

closing of the Gold Key Acquisition, $6.2 million was deposited into an escrow account to support the Company’s obligations under the Default Recovery Agreement, and is classified as restricted cash on the Company’s balance sheet. The Company assumed $15.5 million of contingent consideration in connection with a default recovery agreement, which was recorded as accrued liabilities, with an offsetting amount in prepaid expenses and other assets, net.
The Company accounted for the Gold Key Acquisition as a business combination in accordance with ASC 805, "Business Combinations" ("ASC 805"). As of October 16, 2015, the acquisition was recorded based on the original preliminary appraisal; accordingly, provisional amounts were assigned to the assets acquired and liabilities assumed. The preliminary appraisal was developed in accordance with the Company's policies, which were also the basis for the valuation of previous business combinations. Since the purchase price exceeded the fair value of identifiable assets, in accordance with ASC 805, the Company initially recorded $73.9 million in goodwill, which was primarily attributable to expected synergies from the operations acquired in connection with the Gold Key Acquisition and the Company's existing operations.
During the period between December 31, 2015 and March 31, 2016, adjustments were recorded to the respective accounts to reflect the values in the updated preliminary appraisal as of March 31, 2016. The following table summarizes the consideration paid and the amounts of the assets acquired and liabilities assumed from the Gold Key Companies at the acquisition date (in thousands):

	Based on Preliminary Appraisal as of October 16, 2015	Adjustments recorded Through March 31, 2016	Based on Updated Appraisal as of March 31, 2016
Consideration:
Cash	$167,500	$—	$167,500
Fair value of total consideration transferred	$167,500	$—	$167,500

Recognized amounts of identifiable assets and liabilities assumed as of October 16, 2015:
Cash and cash equivalents	$66	$—	$66
Restricted cash	47	—	47
Due from related parties, net	766	—	766
Other receivables, net	69	—	69
Prepaid expenses and other assets, net	15,904	—	15,904
Unsold Vacation Interests	26,481	(11)	26,470
Property and equipment	15,329	(11)	15,318
Other intangible assets	53,060	(400)	52,660
Total assets	111,722	(422)	111,300
Liabilities assumed	18,101	74	18,175
Total identifiable net assets	$93,621	$(496)	$93,125

Goodwill	$73,879	$496	$74,375

Acquired intangible assets consisted of the following as of the dates below (dollar amounts in thousands):

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

	Weighted Average Useful Life in Years	Based on Preliminary Appraisal as of October 16, 2015	Adjustments recorded Through March 31, 2016	Based on Updated Appraisal as of March 31, 2016
Management Contracts	20	$25,300	$(400)	$24,900
Rental Agreements	4	15,800	200	16,000
Rights to develop inventory	14	11,600	(200)	11,400
Member relationships	6	360	—	360
		$53,060	$(400)	$52,660

Intrawest Acquisition

On January 29, 2016, the Company completed the Intrawest Acquisition and acquired management contracts, Vacation Interests notes and other receivables, real property interests, unsold Vacation Interests and other assets, adding nine managed resorts located in the U.S., Canada and Mexico to the Company's resort network and new owner-families to the Company’s owner base, in exchange for $84.6 million in cash plus the assumption of certain non-interest-bearing liabilities.
The Company accounted for the Intrawest Acquisition as a business combination in accordance with ASC 805. As of January 29, 2016, the acquisition was recorded based on a preliminary appraisal; accordingly, provisional amounts were assigned to the assets acquired and liabilities assumed. The preliminary appraisal was developed in accordance with the Company's policies, which were also the basis for the valuation of previous business combinations. Since the purchase price exceeded the fair value of identifiable assets, in accordance with ASC 805, the Company recorded $24.1 million in goodwill, which was primarily attributable to expected synergies from the operations acquired in connection with the Intrawest Acquisition and the Company's existing operations. The total amount of goodwill expected to be deductible for income tax purposes is $18.1 million.
The following table summarizes the consideration paid and the amounts of the assets acquired and liabilities assumed in connection with the Intrawest Acquisition at the acquisition date (in thousands):

Based on Preliminary Appraisal as of January 29, 2016
Consideration:
Cash	$84,613
Fair value of total consideration transferred	$84,613

Recognized amounts of identifiable assets and liabilities assumed as of January 29, 2016:
Vacation Interests notes receivable, net	$22,114
Income tax receivable	138
Other receivables, net	873
Prepaid expenses and other assets, net	4,291
Unsold Vacation Interests	16,703
Property and equipment	1,930
Other intangible assets	27,300
Total assets	73,349
Deferred tax liability	4,419
Liabilities assumed	8,403
Total identifiable net assets	$60,527

Goodwill	$24,086

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

Acquired intangible assets consisted of the following as of January 29, 2016 (dollar amounts in thousands):

	Weighted Average Useful Life in Years	Based on Preliminary Appraisal
Management Contracts	20	$16,700
Rights to develop inventory	14	9,600
Member relationships	6	1,000
		$27,300

These notes to the condensed consolidated financial statements do not present supplemental pro forma information to include revenue and earnings of the Gold Key Companies or the Intrawest Resort Club Group for any of the periods presented, as the assets acquired and additional earnings generated in connection with the Gold Key Acquisition and the Intrawest Acquisition are not deemed significant to the Company's condensed consolidated financial statements.

Note 24 — Segment Reporting
The Company presents its results of operations in two segments: (i) hospitality and management services, which includes operations related to the management of resort properties and the Diamond Collections, operation of the Clubs, food and beverage venues owned and managed by the Company and the provision of other services; and (ii) Vacation Interests sales and financing, which includes operations relating to the marketing and sales of Vacation Interests, as well as the consumer financing activities related to such sales. While certain line items reflected on the statements of income and comprehensive income fall completely into one of these business segments, other line items relate to revenues or expenses that are applicable to more than one segment. For line items that are applicable to more than one segment, revenues or expenses are allocated by management, which involves significant estimates. Certain expense items (principally corporate interest expense, depreciation and amortization and provision for income taxes) are not, in management’s view, allocable to either of these business segments, as they apply to the entire Company. In addition, general and administrative expenses (which exclude hospitality and management services related overhead that is recovered from the HOAs and the Diamond Collections) are not allocated to either of these business segments because, historically, management has not allocated these expenses for purposes of evaluating the Company’s different operational divisions. Accordingly, these expenses are presented under corporate and other.
Management believes that it is impracticable to allocate specific assets and liabilities related to each business segment. In addition, management does not review balance sheets by business segment as part of their evaluation of operating segment performances. Consequently, no balance sheet segment reports have been presented.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

The following table presents revenues and income before provision for income taxes for the Company's reportable segments (in thousands):

	Three Months Ended March 31,
	2016	2015
Revenues:
Hospitality and management services	$52,410	$45,741
Vacation Interests sales and financing	181,060	151,393
Corporate and other	326	386
Total revenues	$233,796	$197,520

Income before provision for income taxes:
Hospitality and management services	$40,537	$33,625
Vacation Interests sales and financing	65,700	60,042
Corporate and other	(47,857)	(48,167)
Income before provision for income taxes	$58,380	$45,500

Interest Revenue:
Hospitality and management services	$—	$—
Vacation Interests sales and financing	22,187	18,416
Corporate and other	326	386
Total interest revenue	$22,513	$18,802

Interest Expense:
Hospitality and management services	$—	$—
Vacation Interests sales and financing	4,848	3,918
Corporate and other	10,218	7,686
Total interest expense	$15,066	$11,604

Note 25 — Subsequent Events

On May 9, 2016, the Company entered into an Omnibus Amendment (the “Amendment”) to its $200 million Conduit Facility to: (i) decrease the percentage included in the calculation of the Borrowing Base (as defined in the Conduit Facility) from 88% to 85%; (ii) increase the reserve account requirement from 0.25% of the Aggregate Loan Balance of the Borrowing Base Loans minus the Excluded Loan Balance (each as defined in the Conduit Facility) to the greater of $3.5 million and 5.0% of such items; (iii) increase from greater than 6.50% to greater than 8.25% the average Delinquency Level with respect to the Securitized Portfolio that constitutes a Securitized Portfolio Performance Event, for the Payment Dates (each as defined in the Conduit Facility) commencing May 20, 2016 through October 20, 2016; and (iv) increase from greater than 0.90% to greater than 2.25% the average Default Level (as defined in the Conduit Facility) with respect to the Securitized Portfolio that constitutes a Securitized Portfolio Performance Event, for the Payment Dates commencing May 20, 2016 through October 20, 2016.

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

•	our ability to sell, securitize or borrow against our consumer loans;

•	changes in the default rates of our consumer loan portfolio;

•	decreased demand from prospective purchasers of VOIs;

•	adverse events, including weather-related and other natural disasters and crises, or trends in vacation destinations and regions where the resorts in our network are located;

•	changes in our senior management;

•	our ability to comply with current or future regulations applicable to the vacation ownership industry or any actions by regulatory authorities;

•	the effects of our indebtedness and our compliance with the terms thereof;

•	changes in the interest rate environment and their effects on our outstanding indebtedness;

•	our ability to successfully implement our growth strategy, including our strategy to selectively pursue complementary strategic transactions;

•	risks associated with acquisitions, including difficulty in integrating operations and personnel, disruption of ongoing business and increased expenses;

•	our ability to compete effectively; and

•	other risks and uncertainties discussed in "Item 1A. Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2015 (the "2015 Form 10-K").
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
In addition, you should read the following discussion in conjunction with our condensed consolidated financial statements and other financial information included elsewhere in this Quarterly Report and our audited consolidated financial statements and the related notes for the fiscal year ended December 31, 2015, and the related management’s discussion and analysis of financial condition and results of operations, contained in the 2015 Form 10-K.
Overview
We are a global leader in the hospitality and vacation ownership industry, with a worldwide resort network of 426 destinations located in 35 countries, throughout the world, including the continental United States ("U.S."), Hawaii, Canada, Mexico, the Caribbean, Central America, South America, Europe, Asia, Australia, New Zealand and Africa. Our resort network includes 108 resort properties with approximately 13,000 units that we manage and 298 affiliated resorts and hotels and 20 cruise itineraries, which we do not manage and do not carry our brand, but are a part of our resort network and are available for our members to use as vacation destinations. We offer Vacations for Life®--a simple way to acquire a lifetime of vacations at top destinations worldwide. We believe in the power and value of vacations to create lifelong memories and nurture our humanity. They are essential to our well-being.
Significant 2016 Developments
Intrawest Acquisition
On January 29, 2016, we completed the acquisition of the vacation ownership business of Intrawest Resort Club Group from Intrawest Resorts Holdings, Inc., through which we acquired management contracts, Vacation Interests notes and other receivables, real property interests, unsold Vacation Interests and other assets in exchange for $84.6 million in cash plus the assumption of certain non-interest-bearing liabilities (the "Intrawest Acquisition"). The Intrawest Acquisition added nine managed resorts located in the U.S., Canada and Mexico to our resort network.

Exploration of Strategic Alternatives
On February 24, 2016, our board of directors announced that it formed a Committee of Independent Directors to explore strategic alternatives to maximize shareholder value. This process is continuing. There can be no assurance that this exploration will result in any strategic alternatives being announced or consummated. We do not intend to discuss or disclose further developments during this process unless and until the board of directors has approved a specific action or otherwise determined that further disclosure is appropriate.

Segment Reporting
For financial reporting purposes, we present our results of operations and financial condition in two business segments. The first business segment is hospitality and management services, which includes our operations related to the management of resort properties and Diamond Collections, our operation of the THE Club and other Club offerings (the "Clubs") and the provision of other services. The second business segment, Vacation Interests sales and financing, includes our operations relating to the marketing and sales of our VOIs, as well as our consumer financing activities related to such sales. While certain line items reflected on our statements of income and comprehensive income fall completely into one of these business segments, other line items relate to revenues or expenses which are applicable to both segments. For line items that are applicable to both segments, revenues or expenses are allocated by management as described under "Note 2—Summary of Significant Accounting Policies" of our consolidated financial statements in our 2015 Form 10-K, which involve significant estimates. Certain expense items (principally corporate interest expense, depreciation and amortization and provision for income taxes) are not, in management's view, allocable to either of these business segments as they apply to the entire Company. In addition, general and administrative expenses are not allocated to either of our business segments because historically management has not allocated these expenses (which exclude hospitality and management services related overhead that is allocated to the HOAs and the Diamond Collections) for purposes of evaluating our different operational divisions. Accordingly, these expenses are presented under corporate and other.
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
The following discussion includes (a) certain financial measures not in conformity with U.S. generally accepted accounting principles ("U.S. GAAP”), specifically general and administrative expense excluding non-cash stock-based compensation expense and, for the three months ended March 31, 2015, excluding the cash charge related to the termination of the services agreement between JHJM Nevada I, LLC ("JHJM"), an entity controlled by Stephen J. Cloobeck, our Chairman of the Board, and us; and (b) a reconciliation of each such non-U.S. GAAP financial measure to the most directly comparable financial measure in accordance with U.S. GAAP. We exclude these items because management excludes them from its forecasts and evaluation of our operational performance and because we believe that the U.S. GAAP measures including these items are not indicative of our core operating results. The non-U.S. GAAP financial measures included in this quarterly report should not be considered in isolation of, or as an alternative to, any measure of financial performance calculated and presented in accordance with U.S. GAAP.
Comparison of the Three Months Ended March 31, 2016 to the Three Months Ended March 31, 2015

	Three Months Ended March 31, 2016				Three Months Ended March 31, 2015
	Hospitality and Management Services	Vacation Interests Sales and Financing	Corporate and Other	Total	Hospitality and Management Services	Vacation Interests Sales and Financing	Corporate and Other	Total
	(In thousands)
	(Unaudited)
Revenues:
Management and member services	$46,096	$—	$—	$46,096	$40,639	$—	$—	$40,639
Consolidated resort operations	4,475	—	—	4,475	3,209	—	—	3,209
Vacation Interests sales, net of provision $0, $21,559, $0, $21,559, $0, $14,096, $0 and $14,096, respectively	—	145,448	—	145,448	—	122,566	—	122,566
Interest	—	22,187	326	22,513	—	18,416	386	18,802
Other	1,839	13,425	—	15,264	1,893	10,411	—	12,304
Total revenues	52,410	181,060	326	233,796	45,741	151,393	386	197,520
Costs and Expenses:
Management and member services	7,645	—	—	7,645	8,081	—	—	8,081
Consolidated resort operations	3,782	—	—	3,782	3,701	—	—	3,701
Vacation Interests cost of sales	—	9,242	—	9,242	—	1,138	—	1,138
Advertising, sales and marketing	—	86,725	—	86,725	—	68,513	—	68,513
Vacation Interests carrying cost, net	—	5,114	—	5,114	—	10,368	—	10,368
Loan portfolio	431	3,450	—	3,881	334	2,403	—	2,737
Other operating	15	5,981	—	5,996	—	5,011	—	5,011
General and administrative	—	—	27,723	27,723	—	—	32,256	32,256
Depreciation and amortization	—	—	10,560	10,560	—	—	8,640	8,640
Interest expense	—	4,848	10,218	15,066	—	3,918	7,686	11,604
Impairments and other write-offs	—	—	—	—	—	—	5	5
Gain on disposal of assets	—	—	(318)	(318)	—	—	(34)	(34)
Total costs and expenses	11,873	115,360	48,183	175,416	12,116	91,351	48,553	152,020
Income (loss) before provision for income taxes	40,537	65,700	(47,857)	58,380	33,625	60,042	(48,167)	45,500
Provision for income taxes	—	—	23,947	23,947	—	—	19,525	19,525
Net income (loss)	$40,537	$65,700	$(71,804)	$34,433	$33,625	$60,042	$(67,692)	$25,975

Consolidated Results
Total revenues increased $36.3 million, or 18.4%, to $233.8 million for the three months ended March 31, 2016 from $197.5 million for the three months ended March 31, 2015.
Total revenues in our hospitality and management services segment increased by $6.7 million, or 14.6%, to $52.4 million for the three months ended March 31, 2016 from $45.7 million for the three months ended March 31, 2015.
Total revenues in our Vacation Interests sales and financing segment increased $29.7 million, or 19.6%, to $181.1 million for the three months ended March 31, 2016 from $151.4 million for the three months ended March 31, 2015. Revenues in our corporate and other segment decreased $0.1 million, or 15.5%, to $0.3 million for the three months ended March 31, 2016 from $0.4 million for the three months ended March 31, 2015.
Total costs and expenses increased $23.4 million, or 15.4%, to $175.4 million for the three months ended March 31, 2016 from $152.0 million for the three months ended March 31, 2015. Total costs and expenses included $4.1 million and $3.3 million of non-cash stock-based compensation charges for the three months ended March 31, 2016 and March 31, 2015, respectively. In addition, total costs and expenses for the three months ended March 31, 2015 included a $7.8 million cash charge in connection with the termination of our services agreement with JHJM. Excluding the effect of the non-cash stock-based compensation charges and the charge in connection with the termination of our services agreement with JHJM, total costs and expenses would have increased $30.4 million, or 21.6%, for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015.

Hospitality and Management Services Segment
Management and Member Services Revenue. Total management and member services revenue increased $5.5 million, or 13.4%, to $46.1 million for the three months ended March 31, 2016 from $40.6 million for the three months ended March 31, 2015. Management fees increased primarily as a result of (i) the inclusion of the managed resorts from the Gold Key Acquisition for the entirety of the three months ended March 31, 2016 and of the managed resorts from the Intrawest Acquisition since their acquisition on January 29, 2016; and (ii) increases in operating costs at the resort level, which generated higher management fee revenue on a same-store basis from 107 cost-plus management agreements. We also experienced higher revenue from our Club operations due to increased membership dues and higher collection rate for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015.
Consolidated Resort Operations Revenue. Consolidated resort operations revenue increased $1.3 million, or 39.5%, to $4.5 million for the three months ended March 31, 2016 from $3.2 million for the three months ended March 31, 2015. This increase was primarily attributable to higher food and beverage revenues at certain restaurants that we own and manage and higher amenities revenue earned at the resorts whose management contract was acquired in connection with the Intrawest Acquisition for a portion of the three months ended March 31, 2016.
Other Revenue. Other revenue decreased $0.1 million, or 2.9%, to $1.8 million for the three months ended March 31, 2016 from $1.9 million for the three months ended March 31, 2015.
Management and Member Services Expense. Management and member services expense decreased $0.5 million, or 5.4%, to $7.6 million for the three months ended March 31, 2016 from $8.1 million for the three months ended March 31, 2015. Management and member services expense as a percentage of management and member services revenue was 16.6% for the three months ended March 31, 2016, as compared to 19.9% for the three months ended March 31, 2015. This decrease was primarily due to the absorption of certain costs as a result of the addition of new management agreements.
Consolidated Resort Operations Expense. Consolidated resort operations expense increased $0.1 million, or 2.2%, to $3.8 million for the three months ended March 31, 2016 from $3.7 million for the three months ended March 31, 2015.

Vacation Interests Sales and Financing Segment
Vacation Interests Sales, Net. Vacation Interests sales, net increased $22.8 million, or 18.7%, to $145.4 million for the three months ended March 31, 2016 from $122.6 million for the three months ended March 31, 2015. The increase in Vacation Interests sales, net was attributable to a $30.3 million increase in Vacation Interests sales revenue, partially offset by a $7.5 million increase in our provision for uncollectible Vacation Interests sales revenue.
The $30.3 million increase in Vacation Interests sales revenue during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was generated by sales growth on a same-store basis from 49 sales centers primarily attributable to an increase in our volume per guest ("VPG," which represents Vacation Interests sales revenue divided by the number of tours), and to a lesser extent, the Gold Key Acquisition, as the first calendar quarter of the year is traditionally a low sales season in Virginia Beach, Virginia and Outer Banks, North Carolina. The Intrawest Acquisition did not have a material impact on Vacation Interests sales revenue for the three months ended March 31, 2016.

The number of tours increased by 9,975, or 22.4%, to 54,456 for the three months ended March 31, 2016 from 44,481 for the three months ended March 31, 2015. Our VOI sales transactions increased by 1,169, or 17.2%, to 7,947 during the three months ended March 31, 2016, compared to 6,778 transactions during the three months ended March 31, 2015, and VOI average sales price per transaction increased by $1,408, or 6.8%, to $22,060 for the three months ended March 31, 2016 from $20,652 for the three months ended March 31, 2015. Our VPG increased by $72, or 2.3%, to $3,219 for the three months ended March 31, 2016 from $3,147 for the three months ended March 31, 2015, as a result of a higher average sales price per transaction. The increase in tours and transactions was primarily attributable to same-store growth, as well as the addition of the Gold Key and the Intrawest sales centers. The increases in average sales price per transaction and VPG were due principally to the continued focus on moving customer transactions towards our one-week equivalent sales price and the success of the hospitality driven sales and marketing initiatives, which are based upon the power of vacations for happier and healthier living. Our closing percentage (which represents the percentage of VOI sales closed relative to the total number of tours at our sales centers) decreased to 14.6% for the three months ended March 31, 2016 from 15.2% for the three months ended March 31, 2015 due to a lower closing percentage at the Gold Key sales centers which have a greater focus on new member acquisition, as tours of non-owners typically exhibit a lower closing percentage than tours of existing owners.
Provision for uncollectible Vacation Interests sales revenue increased $7.5 million, or 52.9%, to $21.6 million during the three months ended March 31, 2016 from $14.1 million during the three months ended March 31, 2015. This increase was primarily due to an increase in Vacation Interests sales and a change in the credit mix of our borrowers in 2016 to a slightly lower average Fair Isaac Corporation ("FICO") credit scores for loans originated during the period. We provide a reserve for each loan that we originate based on, among other things, the FICO score of the borrower. A lower FICO credit score results in a higher provision for uncollectible accounts associated with such loans. The provision for uncollectible Vacation Interests sales as a percentage of gross Vacation Interests sales was 12.9% and 10.3% for the first quarters of 2016 and 2015, respectively as compared to 11.5% for the year ended December 31, 2015. The weighted average FICO credit scores of loans written during the three months ended March 31, 2016 and three months ended March 31, 2015 were 755 and 761, respectively. In addition, a portion of the increase is a result of external parties discouraging certain borrowers from staying current on their payments. We continue to focus on disciplined underwriting and highly qualified borrowers. The allowance for Vacation Interests notes receivable as a percentage of gross Vacation Interests notes receivable was 20.9% and 21.7% as of March 31, 2016 and March 31, 2015, respectively.
Interest Revenue. Interest revenue increased $3.8 million, or 20.5%, to $22.2 million for the three months ended March 31, 2016 from $18.4 million for the three months ended March 31, 2015. This increase was primarily attributable to a $5.1 million increase resulting from a larger average outstanding balance in the Vacation Interests notes receivable portfolio (partially due to the acquisition of Vacation Interests notes receivable in connection with the Intrawest Acquisition) during the three months ended March 31, 2016, as compared to the three months ended March 31, 2015. This increase was partially offset by (i) a decrease of $0.4 million attributable to a reduction in the weighted average interest rate on the portfolio; and (ii) an increase of $0.9 million associated with the amortization of deferred loan origination costs, which is recorded as a reduction to interest revenue. Amortization of deferred loan origination costs was higher during the three months ended March 31, 2016 due to the increase in deferred loan origination costs during the last several years, primarily as a result of higher Vacation Interests sales revenue and a higher percentage of sales financed.
 Other Revenue. Other revenue increased $3.0 million, or 29.0%, to $13.4 million for the three months ended March 31, 2016 from $10.4 million for the three months ended March 31, 2015. This increase was primarily due to higher closing cost revenue as a result of higher Vacations Interests sales revenue and higher revenue related to fees earned on our branded credit card. Furthermore, non-cash incentives increased $0.6 million to $4.8 million for the three months ended March 31, 2016 from $4.2 million for the three months ended March 31, 2015. Non-cash incentives as a percentage of gross Vacation Interests sales remained relatively flat at 2.9% for the three months ended March 31, 2016 as compared to 3.0% for the three months ended March 31, 2015.
Vacation Interests Cost of Sales. Vacation Interests cost of sales increased $8.1 million, to $9.2 million for the three months ended March 31, 2016 from $1.1 million for the three months ended March 31, 2015, primarily due to: (i) a $4.7 million increase in cost of sales under the relative sales value method due to a proportionately smaller increase in the average selling price per point resulting from changes in sales mix and pricing increases during for the quarter ended March 31, 2016 as compared to the quarter ended March 31, 2015; (ii) a $2.9 million increase in cost of sales due to an increase in Vacation Interests sales revenue; and (iii) a $0.3 million increase in cost of sales related to the Intrawest Acquisition in January 2016. These increases were partially offset by a $0.7 million decrease in cost of sales under the relative sales value method related to a proportionately smaller decrease in the average cost of inventory per point primarily resulting from a relatively smaller pool of low-cost inventory becoming eligible for recovery in accordance with our inventory recovery and assignment agreements and other inventory recovery agreements ("IRAAs") during the quarter ended March 31, 2016 as compared to the quarter ended March 31, 2015. The remaining variance of $0.9 million related to other changes in the relative sales value model, including an increase in the provision for uncollectible Vacation Interests sales revenue, changes in sales incentives and other estimates.

Vacation Interests cost of sales as a percentage of Vacation Interests sales, net increased to 6.4% for the three months ended March 31, 2016 from 0.9% for the three months ended March 31, 2015. See "Critical Accounting Policies, Key Revenue and Expenses and Use of Estimates—Vacation Interests Cost of Sales" for further detail regarding the relative sales value method.
Advertising, Sales and Marketing Expense. Advertising, sales and marketing expense increased $18.2 million, or 26.6%, to $86.7 million for the three months ended March 31, 2016 from $68.5 million for the three months ended March 31, 2015. Advertising, sales and marketing expense as a percentage of gross Vacation Interests sales was 51.9% for the three months ended March 31, 2016, as compared to 50.1% for the three months ended March 31, 2015. This increase was primarily due to expenses incurred during the three months ended March 31, 2016 in connection with the Diamond Resorts Invitational, a nationally-televised golf and entertainment event that supported our Events of a LifetimeTM program and generated substantial brand awareness. No such event occurred during the three months ended March 31, 2015.
Vacation Interests Carrying Cost, Net. Vacation Interests carrying cost, net decreased $5.3 million, or 50.7%, to $5.1 million for the three months ended March 31, 2016 from $10.4 million for the three months ended March 31, 2015. This decrease was primarily due to an increase in rental revenue as a result of (i) more occupied room nights and higher average daily rates; (ii) an increase in revenue recognized in connection with sampler packages; and (iii) an increase in resort fees generated. This increase was partially offset by (a) additional maintenance fee expense related to inventory that we own, including inventory we recovered pursuant to our IRAAs; (b) an increase in the utilization of member benefits; and (c) higher operating expenses as a result of an increase in rental activity.
Loan Portfolio Expense. Loan portfolio expense increased $1.1 million, or 43.6%, to $3.5 million for the three months ended March 31, 2016 from $2.4 million for the three months ended March 31, 2015. This increase was primarily attributable to higher operating expense resulting from a larger portfolio for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015. This increase was partially offset by an increase in the amount of loan origination costs deferred pursuant to Accounting Standards Codification ("ASC") 310, "Receivables" ("ASC 310"). In accordance with ASC 310, we defer certain costs incurred in connection with consumer loan originations, which are then amortized over the life of the related consumer loans and recorded as a reduction of interest revenue. An increase in the value of Vacation Interests notes receivable originated in the three months ended March 31, 2016 resulted in higher loan origination costs deferred relative to the three months ended March 31, 2015.
Other Operating Expense. Other operating expense increased $1.0 million, or 19.4%, to $6.0 million for the three months ended March 31, 2016 from $5.0 million for the three months ended March 31, 2015. Non-cash incentives increased $0.6 million to $4.8 million for the three months ended March 31, 2016 from $4.2 million for the three months ended March 31, 2015. Non-cash incentives as a percentage of gross Vacation Interests sales remained relatively flat at 2.9% for the three months ended March 31, 2016 as compared to 3.0% for the three months ended March 31, 2015. In addition, bank and credit card charges increased as a result of higher Vacations Interests sales revenue.
Interest Expense. Interest expense related to securitization notes and Funding Facilities increased $0.9 million, or 23.7%, to $4.8 million for the three months ended March 31, 2016 from $3.9 million for the three months ended March 31, 2015. The increase was primarily attributable to higher average outstanding balances under securitization notes and Funding Facilities during the three months ended March 31, 2016, as compared to the three months ended March 31, 2015. This increase was partially offset by a lower weighted average interest rate as we paid down securitization notes and Funding Facilities bearing higher interest rates and replaced them with those bearing lower interest rates. Our $200.0 million conduit facility (the "Conduit Facility") and our $100.0 million loan sale facility with Quorum Federal Credit Union (the "Quorum Facility") are collectively referred to as the “Funding Facilities.” See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Indebtedness" in the 2015 Form 10-K for further detail on these borrowings.
Corporate and Other
Interest Revenue. Interest revenue in our corporate and other segment decreased $0.1 million, or 15.5%, to $0.3 million for the three months ended March 31, 2016 from $0.4 million for the three months ended March 31, 2015.
General and Administrative Expense. General and administrative expense decreased $4.6 million, or 14.1%, to $27.7 million for the three months ended March 31, 2016 from $32.3 million for the three months ended March 31, 2015. For comparison purposes, the following table presents general and administrative expense for the three months ended March 31, 2016 and March 31, 2015 (in thousands), both including (on a U.S. GAAP basis) and excluding the non-cash stock-based compensation charges and the charge related to the termination of our services agreement with JHJM, and such amounts as a percentage of total revenue:

	Three Months Ended March 31,
	2016	2015
General and administrative expense	$27,723	$32,256
Less: Non-cash stock-based compensation	(2,821)	(2,514)
Less: Charge related to the termination of the JHJM services agreement	—	(7,830)
General and administrative expense excluding non-cash stock-based compensation and charge related to the termination of the JHJM services agreement as a percentage of total revenue	$24,902	$21,912

General and administrative expense as a percentage of total revenue	11.9%	16.3%
General and administrative expense excluding non-cash stock-based compensation and charge related to the termination of the JHJM services agreement as a percentage of total revenue	10.7%	11.1%
The decrease in general and administrative expense (excluding the non-cash stock-based compensation charges and the charge relating to the termination of the JHJM service agreement) as a percentage of total revenue reflects the improved leverage of fixed costs over a higher revenue base.
Depreciation and Amortization. Depreciation and amortization increased $2.0 million, or 22.2%, to $10.6 million for the three months ended March 31, 2016 from $8.6 million for the three months ended March 31, 2015. This increase was primarily attributable to the addition of assets such as (i) tangible and intangible assets acquired in connection with the Gold Key Acquisition and the Intrawest Acquisition; (ii) information technology related projects and equipment; and (iii) assets related to renovation projects at certain sales centers.
Interest Expense. Interest expense related to our corporate indebtedness increased $2.5 million, or 32.9%, to $10.2 million for the three months ended March 31, 2016 from $7.7 million for the three months ended March 31, 2015. This increase was mainly attributable to higher interest expense related to the $150.0 million incremental term loan completed in December 2015 (the "Incremental Term Loan") and higher debt issuance amortization and debt discount amortization expense as a result of fees incurred related to new borrowings.
Income Taxes. Provision for income taxes was $23.9 million for the three months ended March 31, 2016, as compared to $19.5 million for the three months ended March 31, 2015. The increase was due to an increase in our income before provision for income taxes for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.

Liquidity and Capital Resources
Overview
We had $228.1 million and $290.5 million in cash and cash equivalents as of March 31, 2016 and December 31, 2015, respectively. Our primary sources of liquidity have historically been cash from operations and the financings discussed below.
Cash Flows From Operating Activities. During the three months ended March 31, 2016, net cash provided by operating activities was $42.0 million and was the result of net income of $34.4 million and non-cash revenues and expenses totaling $51.4 million, offset by other changes in operating assets and liabilities that resulted in a net use of cash of $43.8 million. The significant non-cash revenues and expenses included (i) $21.6 million in the provision for uncollectible Vacation Interests sales revenue; (ii) $10.6 million in depreciation and amortization; (iii) $8.9 million in deferred income taxes, primarily related to current favorable tax law regarding recognition of income from financed Vacation Interests sales and the utilization of our net operating loss carry forwards ("NOLs"); (iv) $4.1 million in stock-based compensation expense; (v) $3.9 million in amortization of capitalized loan origination costs and portfolio discounts (net of premiums); and (vi) $2.0 million in amortization of capitalized financing costs and original issue discounts.
During the three months ended March 31, 2015, net cash provided by operating activities was $45.1 million and was the result of net income of $26.0 million and non-cash revenues and expenses totaling $41.2 million, partially offset by other changes in operating assets and liabilities that resulted in a net use of cash of $22.1 million. The significant non-cash revenues and expenses included (i) $14.1 million in the provision for uncollectible Vacation Interests sales revenue; (ii) $10.8 million in deferred income taxes, primarily as a result of the provision for income taxes recorded for the three months ended March 31, 2015; (iii) $8.6 million in depreciation and amortization; (iv) $3.3 million in stock-based compensation expense; (v) $3.1 million in amortization of loan origination costs; and (vi) $1.4 million in amortization of capitalized financing costs and original issue discounts.
The increase in the net use of cash as a result of changes in operating assets and liabilities from the three months ended March 31, 2015 to the three months ended March 31, 2016 was primarily due to our decision not to place approximately $65 million of Vacation Interest notes receivable in the Funding Facilities, which would have generated in excess of $50 million of additional cash during the three months ended March 31, 2016.
We acquire VOI inventory pursuant to our IRAAs, under which we are granted full use of the inventory as a result of delinquent annual maintenance fees or assessments for rental and marketing purposes even if we have not yet recovered the inventory, and we are under no obligation to commence recovery proceedings. Generally, when we recover intervals, we pay from approximately one to three years' worth of annual maintenance fees on such intervals. We have written or oral agreements with most of our European HOAs that provide us similar rights with respect to recovering delinquent VOIs. Additionally, we recover VOIs previously owned by members who default on their consumer loans, whether the consumer loans were originated by us or were acquired from third-parties. After recovery, VOIs are returned to our inventory and become available for sale. Although we recover inventory in the form of intervals as well as points, all inventory recovered is sold in the form of points. These points do not represent interests in individual resorts; rather, they generally represent membership interests in one of the Diamond Collections. Recovered intervals are transferred to one of the Diamond Collections and become part of our points-based system.
In certain geographic areas, we may from time to time also acquire additional VOI inventory through open market purchases, strategic acquisitions or other means. In a majority of our strategic acquisition transactions, we have acquired an ongoing business, consisting of management contracts, unsold VOI inventory and an existing owner base, which has generated immediate cash flows for us. We supplement these inventory acquisition strategies with targeted development projects, particularly in attractive locations where member demand exceeds our existing supply. In these circumstances, we expect that we will generally seek to structure developments in a manner that limits our financial exposure, including by minimizing the amount of time between when we are required to pay for the new VOI inventory and when such inventory is sold.
We used cash of $9.1 million and $17.4 million, during the three months ended March 31, 2016 and 2015, respectively, for (i) acquisitions of VOI inventory pursuant to our IRAAs and in open market and bulk VOI inventory purchases; (ii) capitalized legal, title and trust fees related to the recovery of inventory; and (iii) construction of VOI inventory. Of these total cash amounts (which do not reflect our acquisition of inventory in the Intrawest Acquisition), $1.1 million was used for the construction of VOI inventory during the three months ended March 31, 2016, primarily related to the construction of new units at the Cabo Azul Resort located in San Jose Del Cabo, Mexico and the Beachwoods Resort in Outer Banks, North Carolina (the management contract with respect to such resort was acquired in connection with the Gold Key Acquisition) and the development of the new resort in Kona, Hawaii. $1.9 million was used for the construction of VOI inventory during the three months ended March 31, 2015, primarily related to the construction of new units at the Cabo Azul Resort.

For additional information regarding our acquisition of, and other activity related to, unsold Vacation Interests during each of the three months ended March 31, 2016 and March 31, 2015, see “Note 9—Unsold Vacation Interests, Net” to our condensed consolidated financial statements included elsewhere in this quarterly report.
Cash Flows From Investing Activities. During the three months ended March 31, 2016, net cash used in investing activities was $89.3 million, comprised of (i) $84.6 million related to the purchase of assets in connection with the Intrawest Acquisition and (ii) $4.7 million used to purchase property and equipment, primarily associated with information technology related projects and equipment and renovation projects at certain sales centers.
During the three months ended March 31, 2015, net cash used in investing activities was $12.9 million, primarily consisting of (i) $9.0 million used to purchase intangible assets, mainly in connection with the acquisition of intangible assets from Mr. Cloobeck and entities previously controlled by Mr. Cloobeck in January 2015, at which time we also terminated the service agreement with JHJM; and (ii) $4.2 million used to purchase property and equipment, primarily associated with information technology related projects and equipment and renovation projects at certain sales centers.
Cash Flows From Financing Activities. During the three months ended March 31, 2016, net cash used in financing activities was $14.9 million. Cash used in financing activities primarily consisted of (i) $91.9 million in repayments on our securitization notes and Funding Facilities; (ii) $1.9 million in repayments on notes payable; and (iii) $0.6 million in debt issuance costs. These amounts were partially offset by cash provided by financing activities consisting of (a) $62.0 million from the issuance of debt under our securitization notes and Funding Facilities; and (b) a $17.4 million decrease in restricted cash.
During the three months ended March 31, 2015, net cash used in financing activities was $88.2 million. Cash used in financing activities primarily consisted of (i) $63.4 million in repayments on our securitization notes and Funding Facilities; (ii) $61.1 million for the repurchase of common stock in accordance with the Stock Repurchase Program (see below for the definition and further detail); (iii) $18.1 million in repayments on the term loan portion of the Senior Credit Facility; (iv) a $5.8 million increase in restricted cash; (v) $2.7 million in repayments on notes payable; and (vi) $2.4 million in debt issuance costs. These amounts were partially offset by cash provided by financing activities consisting of (a) $63.2 million from the issuance of debt under our securitization notes and Funding Facilities; and (b) $1.8 million in proceeds from the exercise of stock options.
A significant portion of the change in cash used in financing activities during the three months ended March 31, 2016, as compared to the three months ended March 31, 2015 was related to transactions in our securitization notes and Funding Facilities.  During the three months ended March 31, 2016, payments on our securitization and Funding Facilities exceeded borrowings under such facilities by $29.9 million, which resulted in a net use of cash. During the three months ended March 31, 2015, payments on the securitization notes and Funding Facilities exceeded borrowings under such facilities by $0.2 million. During the three months ended March 31, 2016, we made the decision not to place approximately $65 million of Vacation Interest notes receivable in our Funding Facilities, which would have generated in excess of $50 million of additional cash during the quarter had we done so. As a result of the growth of our Vacation Interest sales and financing segment, we are in the final documentation stages of a new $100 million warehouse conduit facility with a major bank, which is expected to close during the second quarter of 2016. This facility, in addition to our existing Funding Facilities, will be used to provide working capital from our Vacation Interest notes receivable portfolio.
On October 28, 2014, our Board of Directors authorized a stock repurchase program allowing for the expenditure of up to
$100 million for the repurchase of our common stock (the "Stock Repurchase Program"). The Stock Repurchase Program was originally announced on October 29, 2014 and has no scheduled expiration date.
On July 28, 2015, our board of directors authorized the expenditure of up to an additional $100 million for the repurchase of our common stock under the Stock Repurchase Program. The Senior Credit Facility limits our ability to make restricted payments, including the payment of dividends or expenditures for stock repurchases, subject to specified exceptions based upon our excess cash flow sweep payments determined in accordance with the Senior Credit Facility.
Between November 2014 and December 31, 2015, we repurchased $179.6 million shares of our common stock in the open market and in privately negotiated transactions in accordance with our Stock Repurchase Program. There were no repurchases made under the Stock Repurchase Program during the quarter ended March 31, 2016.

Indebtedness
The following table presents selected information on our borrowings as of the dates presented below (dollars in thousands):

	March 31, 2016						December 31, 2015
	Principal Balance	Weighted Average Interest Rate	Maturity	Gross Amount of Vacation Interests notes receivable as Collateral	Borrowing / Funding Availability		Principal Balance
Senior Credit Facility	$574,666	5.5%	5/9/2021	$—	$25,000		$574,666
Original issue discount and debt issuance costs related to Senior Credit Facility (except the revolving line of credit)	(15,882)			—	—		(16,250)
Notes payable-insurance policies	11,775	2.4%	Various	—	—		4,586
Notes payable-other	164	5.0%	Various	—	—		164
Total Corporate Indebtedness	570,723			—	25,000		563,166

Diamond Resorts Owner Trust 2015-2 (1)	144,328	3.1%	5/22/2028	151,835	—		172,583
Diamond Resorts Owner Trust 2014-1 (1)	123,715	2.6%	5/20/2027	134,472	—		140,256
Diamond Resorts Owner Trust 2015-1 (1)	105,187	2.8%	7/20/2027	112,270	—		126,776
Diamond Resorts Owner Trust 2013-2 (1)	76,623	2.3%	5/20/2026	85,137	—		84,659
Conduit Facility (1)	70,676	2.3%	4/10/2017	77,302	129,324	(2)	22,538
DRI Quorum Facility and Island One Quorum Funding Facility (1)	46,824	4.4%	Various	47,717	53,176	(2)	45,411
Diamond Resorts Owner Trust 2013-1 (1)	28,476	2.0%	1/20/2025	31,641	—		30,681
Diamond Resorts Owner Trust 2011-1 (1)	11,035	4.0%	3/20/2023	11,714	—		12,073
Diamond Resorts Tempus Owner Trust 2013 (1)	6,091	6.0%	12/20/2023	11,560	—		7,884
Original issue discount and debt issuance costs related to securitization notes and Funding Facilities	(11,938)			—	—		(12,781)
Total Securitization Notes and Funding Facilities	601,017			663,648	182,500		630,080
Total	$1,171,740			$663,648	$207,500		$1,193,246

(1) Non-recourse indebtedness
(2) Borrowing / funding availability is calculated as the difference between the maximum commitment amount and the outstanding principal balance;
      however, the actual availability is dependent on the amount of eligible loans that serve as the collateral for such borrowings.

Senior Credit Facility. On May 9, 2014, we entered into a credit agreement (the "Senior Credit Facility Agreement") with Credit Suisse AG, acting as the administrative agent and the collateral agent for various lenders. The Senior Credit Facility Agreement originally provided for a $470.0 million Senior Credit Facility (including a $445.0 million term loan, issued with 0.5% of original issue discount and having a term of seven years and a $25.0 million revolving line of credit having a term of five years). Borrowings pursuant to the Senior Credit Facility bear interest, at our option, at a variable rate equal to LIBOR plus 450 basis points, with a one percent LIBOR floor applicable only to the term loan portion of the Senior Credit Facility, or an alternate base rate plus 350 basis points and mature on May 9, 2021.
On December 22, 2014, we entered into a First Amendment to the Senior Credit Facility Agreement, which allowed the accelerated use of restricted payments for the Stock Repurchase Program (the “First Amendment”). On December 3, 2015, we entered into a Second Amendment and First Incremental Assumption Agreement (the “Second Amendment”) to the Senior Credit Facility Agreement. The Second Amendment provides for the Incremental Term Loan that bears the same interest rate and terms as described for the original term loan above. We received $147.0 million in proceeds upon the closing of the Incremental Term Loan, which was issued with 2.0% original issue discount. See "Note 16—Borrowings" of the 2015 Form 10-K for other significant terms and covenant requirements of the Senior Credit Facility.
Covenants in the Senior Credit Facility Agreement requiring us to prepay outstanding amounts under the term loan using a portion of our excess cash flows, and covenants limiting our ability to incur indebtedness, to make certain investments and to pay dividends or make other equity distributions and purchase or redeem capital stock and the financial covenant compliance that is triggered by having more than 25% of the revolving credit commitment outstanding at the end of any quarter, are determined by reference to Adjusted EBITDA for us and our restricted subsidiaries. As of March 31, 2016, all of our subsidiaries were designated as restricted subsidiaries, as defined in the Senior Credit Facility Agreement.

Adjusted EBITDA for us and our restricted subsidiaries is calculated in accordance with the Senior Credit Facility Agreement as our net income (loss), plus: (i) corporate interest expense; (ii) provision (benefit) for income taxes; (iii) depreciation and amortization; (iv) Vacation Interests cost of sales; (v) loss on extinguishment of debt; (vi) impairments and other non-cash write-offs; (vii) loss on the disposal of assets; (viii) amortization of loan origination costs; (ix) amortization of net portfolio premiums; and (x) stock-based compensation expense; less (a) gain on the disposal of assets; (b) gain on bargain purchase from business combination; and (c) amortization of net portfolio discounts. Adjusted EBITDA is a non-U.S. GAAP financial measure and should not be considered in isolation, or as an alternative to net cash provided by (used in) operating activities or any other measure of liquidity, or as an alternative to net income (loss), operating income (loss) or any other measure of financial performance, in any such case calculated and presented in accordance with U.S. GAAP. Provided below is additional information regarding the calculation of Adjusted EBITDA for purposes of the Senior Credit Facility Agreement.
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
Pursuant to ASC 978, if we review our projections and determine that our estimated Vacation Interests cost of sales was higher (or lower) than our actual Vacation Interests cost of sales for the prior life of the project (which, for us, goes back to our acquisition of Sunterra Corporation in 2007), we apply the higher (or lower) Vacation Interests cost of sales retroactively. In such a case, our Vacation Interests cost of sales for the current period will be increased (or reduced) by the entire aggregate amount by which we underestimated (or overestimated) Vacation Interests cost of sales over such period (reflecting a cumulative adjustment extending back to the beginning of the current period). For additional information regarding how we record Vacation Interests cost of sales, see “Critical Accounting Policies, Key Revenue and Expenses and Use of Estimates—Vacation Interests Cost of Sales."
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
In addition to covenants contained in the Senior Credit Facility Agreement, financial covenants governing the Conduit Facility and the Diamond Resorts Tempus Owner Trust 2013 Notes issued on November 20, 2013 with a face value of $31.0 million are determined by reference to measures calculated in a manner similar to the calculation of Adjusted EBITDA.
Adjusted EBITDA is not only used for purposes of determining compliance with covenants in our debt-related agreements, but our management also uses our consolidated Adjusted EBITDA: (i) for planning purposes, including the preparation of our annual operating budget; (ii) to allocate resources to enhance the financial performance of our business; (iii) to evaluate the effectiveness of our business strategies; and (iv) as a factor for determining incentive compensation for certain personnel.
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
The following tables present Adjusted EBITDA, as calculated in accordance with, and for purposes of covenants contained in, the Senior Credit Facility Agreement, reconciled to each of (1) our net cash provided by operating activities and (ii) our net income. The tables below present this reconciliation on an actual basis for the three months ended March 31, 2016 and 2015 and for the 12 months ended March 31, 2016 ("LTM"). LTM is calculated by adding the applicable financial data for the three months ended March 31, 2016 to the corresponding amount for the year ended December 31, 2015, and then subtracting the corresponding amount for the three months ended March 31, 2015. LTM Adjusted EBITDA is presented because, as discussed above, certain covenants in the Senior Credit Facility Agreement are based upon Adjusted EBITDA for us and our restricted subsidiaries for the four most recently ended fiscal quarters.

	Three Months Ended March 31,
	2016	2015	LTM
	(In thousands)
Net cash provided by operating activities	$42,019	$45,060	$172,853
Provision for income taxes	23,947	19,525	106,592
Provision for uncollectible Vacation Interests sales revenue (a)	(21,559)	(14,096)	(88,235)
Amortization of capitalized financing costs and original issue discounts (a)	(2,027)	(1,402)	(6,858)
Deferred income taxes (b)	(8,940)	(10,822)	(44,264)
Excess tax benefits from stock-based compensation (c)	—	375	547
Loss on foreign currency (d)	(349)	(98)	(1,461)
Gain on Vacation Interests notes receivable purchase (a)	107	96	526
Unrealized loss on derivative instruments (e)	(131)	(258)	(335)
Unrealized (loss) gain on post-retirement benefit plan (f)	—	(43)	43
Loss on investment in joint venture (a)	(123)	—	(245)
Corporate interest expense (g)	10,218	7,686	34,113
Change in operating assets and liabilities excluding acquisitions (h)	43,770	22,122	190,926
Vacation Interests cost of sales (i)	9,242	1,138	36,825
Adjusted EBITDA - Consolidated	$96,174	$69,283	$401,027

(a)	Represents non-cash charge or gain.

(b)	Represents the deferred income tax liability, primarily related to current favorable tax law regarding recognition of income from financed Vacation Interests sales and the utilization of our NOLs.

(c)
Represents the amount of excess tax benefit that arises when stock-based compensation recognized on our tax return exceeds stock-based compensation recognized in our condensed consolidated statements of income and comprehensive income.

(d)
Represents net realized loss on foreign exchange transactions settled at unfavorable exchange rates and unrealized net loss resulting from the devaluation of foreign currency-denominated assets and liabilities.

(e)	Represents the effects of the changes in mark-to-market valuations of derivative liabilities.

(f)	Represents unrealized (loss) gain on our post-retirement benefit plan related to a collective labor agreement entered into with the employees of our two resorts in St. Maarten.

(g)	Represents corporate interest expense; does not include interest expense related to non-recourse indebtedness that is secured by our VOI consumer loans.

(h)
Represents the net change in operating assets and liabilities excluding acquisitions, as computed directly from the statements of cash flows. Vacation Interests cost of sales is included in the net changes in unsold Vacation Interests, net, as presented in the statements of cash flows.

(i)
We record Vacation Interests cost of sales using the relative sales value method in accordance with ASC 978, which requires us to make significant estimates which are subject to significant uncertainty. In determining the appropriate amount of costs using the relative sales value method, we rely on complex, multi-year financial models that incorporate a variety of estimated inputs. These models are reviewed on a quarterly basis, and the relevant estimates used in the models are revised based upon historical results and management's new estimates.

	Three Months Ended March 31,
	2016	2015	LTM
	(In thousands)
Net income	$34,433	$25,975	$157,936
Plus: Corporate interest expense (a)	10,218	7,686	34,113
Provision for income taxes	23,947	19,525	106,592
Depreciation and amortization (b)	10,560	8,640	36,441
Vacation Interests cost of sales (c)	9,242	1,138	36,825
Impairments and other non-cash write-offs (b)	—	5	7
Gain on disposal of assets (b)	(318)	(34)	(292)
Amortization of loan origination costs (b)	3,923	3,042	13,516
Amortization of net portfolio premium (b)	20	11	87
Stock-based compensation (d)	4,149	3,295	15,802
Adjusted EBITDA - Consolidated	$96,174	$69,283	$401,027

(a)	Corporate interest expense does not include interest expense related to non-recourse indebtedness that is secured by our VOI consumer loans.

(b)	These items represent non-cash charges/gains.

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

(d)	Represents the non-cash charge related to stock-based compensation expense.

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
The terms of the consumer loans we seek to finance are generally longer than the Funding Facilities through which we seek to finance such loans. While the term of our consumer loans is typically ten years, the Funding Facilities typically have a term of less than three years. Although we seek to refinance conduit borrowings in the term securitization markets, we generally access the term securitization markets at least on an annual basis, and rely on the Funding Facilities to provide incremental liquidity between securitization transactions. Thus, we are required to refinance the Funding Facilities every one to two years in order to provide adequate liquidity for our consumer finance business. On May 9, 2016, we entered into an omnibus amendment to the Conduit Facility, as discussed in “Part II. Item 5—Other Information” in this Quarterly Report on Form 10-Q.
Between January 1, 2013 and December 31, 2015, we completed six securitization transactions with a total face value of $959.6 million. No securitization transactions were completed during the three months ended March 31, 2016. Although we completed these transactions, we may not be successful in completing similar transactions in the future. We require access to the capital markets in order to fund our operations and may, in the implementation of our growth strategy, become more reliant on third-party financing. If we are unable to continue to participate in the securitization markets or renew and/or replace our Funding Facilities on acceptable terms, our liquidity and cash flows would be materially and adversely affected.
Notes Payable. Notes Payable primarily consist of unsecured notes to finance premiums on our insurance policies. During the three months ended March 31, 2016, we issued one unsecured note to finance premiums on certain insurance policies that carries an interest rate of 2.5% per annum.
See "Note 16—Borrowings" to our audited consolidated financial statements included in the 2015 Form 10-K for further detail on our borrowings.
Future Capital Requirements. Over the next 12 months, we expect that our cash flows from operations and the borrowings under the Funding Facilities and the Senior Credit Facility will be sufficient to cover the interest payments due under our indebtedness and fund our operating expenses and other obligations.
Our future capital requirements will depend on many factors, including the growth of our consumer financing activities, the expansion of our hospitality management operations and potential acquisitions. Our ability to secure short-term and long-term financing in the future will depend on a variety of factors, including our future profitability, the performance of our consumer loan receivable portfolio, our relative levels of debt and equity, the credit ratings of our corporate indebtedness and securitization notes and Funding Facilities and the overall condition of the credit and securitization markets. There can be no assurances that any such financing will be available to us. If we are unable to secure short-term and long-term financing in the future or if cash flows from operations are less than expected, our liquidity and cash flows would be materially and adversely affected, we may be required to curtail our sales and marketing operations and we may not be able to implement our growth strategy.
Deferred Taxes. As of December 31, 2015, we had available $137.8 million of unused federal NOLs, $159.1 million of unused state NOLs, and $113.0 million of foreign NOLs with expiration dates from 2021 through 2033 (except for certain foreign NOLs that do not expire) that may be applied against future taxable income, subject to certain limitations. As a result of our initial public offering completed in July 2013 and the resulting change in ownership, our federal NOLs are limited under Internal Revenue Code Section 382. State NOLs are subject to similar limitations in many cases.
We expect the rate at which we pay cash taxes to be substantially less than the statutory tax rate for the foreseeable future.
Commitments and Contingencies. From time to time, we are subject to certain legal proceedings and claims in the ordinary course of business. See “Item 3. Legal Proceedings” in the 2015 Form 10-K for further detail.
Off-Balance Sheet Arrangements. As of March 31, 2016, we did not have any off-balance sheet arrangements (as defined in Item 303(a)(4) of Regulation S-K).
Contractual Obligations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations" in the 2015 Form 10-K for a summary of our contractual obligations as of December 31, 2015. There were no material changes outside the ordinary course of our business in contractual obligations from December 31, 2015 through March 31, 2016.

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
The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, often as a result of the need to make estimates regarding matters that are inherently uncertain. The methods, estimates and judgments that we use in applying our accounting policies have a significant impact on the results that we report in our financial statements. On an ongoing basis, we evaluate our estimates and assumptions. These estimates are based on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of our analysis form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and the impact of such differences may be material to our condensed consolidated financial statements. Those critical accounting policies and estimates that we believe are the most subjective and require the most significant judgment are discussed further below.

Provision for uncollectible Vacation Interests notes receivable—Significant estimates are used by us to record a provision for uncollectible Vacation Interests notes receivable. This provision is calculated as projected gross losses for originated Vacation Interests notes receivable, taking into account estimated VOI recoveries. We apply our historical default rates based on FICO credit score ranges (bands) of the individual customers to our Vacation Interests notes receivable population and evaluate other factors such as economic conditions, industry trends, defaults and past due aging reports to analyze and determine the adequacy of the allowance. Historically, our actual Vacation Interests notes receivable losses have not differed materially from these estimates; however, if actual Vacation Interests notes receivable losses were to differ materially from these estimates in the future, our future results of operations could be adversely impacted. This provision as a percentage of gross Vacation Interests notes receivable was 20.9% and 21.7% as of March 31, 2016 and March 31, 2015, respectively.

The following illustrates the sensitivity of Vacation Interests sales, net for the three months ended March 31, 2016 to a 100 basis point change in the default rates by FICO band, assuming other estimates included in the provision for uncollectible Vacation Interests notes receivable remained constant:

	Amount of Increase/(decrease) to Vacation Interests sales, net (in thousands)	Percentage of Increase/(decrease) to Vacation Interests sales, net
Default rates by FICO band - 100 basis point increase	$(14,201)	(9.8)%
Default rates by FICO band - 100 basis point decrease	$14,201	9.8%
Vacation Interests Cost of Sales—At the time we record Vacation Interests sales revenue, we record the related Vacation Interests cost of sales (which was $9.2 million for the three months ended March 31, 2016, as compared to $1.1 million for the three months ended March 31, 2015), all of which is allocated to the Vacation Interests sales and financing business segment. We record Vacation Interests cost of sales using the relative sales value method in accordance with ASC 978. This method, which was originally designed more for developers of timeshare resorts, requires us to make a number of projections and estimates, which are subject to uncertainty. In order to determine the amounts that must be expensed for each dollar of Vacation Interests sales with respect to a particular project, we are required to prepare a forecast of sales and certain costs for the entire project's life cycle. These forecasts require us to estimate, among other things, the costs to acquire (or if applicable, build) additional VOIs, the total revenues expected to be earned on the project (including estimations of sales price per point and the aggregate number of points to be sold), the proper provision for uncollectible Vacation Interests sales revenue, sales incentives, and the projected future cost and volume of recoveries of VOIs. Then, these costs as a percentage of Vacation Interests sales revenue are determined and that percentage is applied retroactively to all prior sales and is applied to sales within the current period and future periods with respect to a particular project. These forecasts are reviewed on a quarterly basis, and the relevant estimates used in the forecasts are revised (if necessary) based upon historical results and management's new estimates. We require a seasoning of pricing strategy changes before such changes fully affect the forecasts, which generally occurs over a 12-month period. If any estimates are revised, we are required to adjust our Vacation Interests cost of sales using the revised estimates, and the entire adjustment required to correct Vacation Interests cost of sales over the life of the project to date is taken in the period in which the estimates are revised. Accordingly, small changes in any of the numerous estimates in the model (particularly changes in estimates for the factors relating to the cost to acquire additional VOIs and the total revenues expected to be earned on projects) can have a significant financial statement impact, positively or negatively, due to the retroactive adjustment required by ASC 978. See "Note 2—Summary of Significant Accounting Policies” in the 2015 Form 10-K for further detail.

The following illustrates the sensitivity of Vacation Interests costs of sales for the three months ended March 31, 2016 to a one percent change in the estimated future retail price per point and the estimated cost per point, assuming other estimates included in these forecasts remained constant:

	Amount of increase/(decrease) to Vacation Interests cost of sales (in thousands)	Percentage increase/ (decrease) to Vacation Interests cost of sales
Estimated future retail price per point - 1% increase	$(1,816)	(19.6)%
Estimated future retail price per point - 1% decrease	$1,816	19.6%
Estimated cost per point - 1% increase	$3,508	38.0%
Estimated cost per point - 1% decrease	$(3,508)	(38.0)%

For further detail on our critical accounting policies and related estimates and assumptions, including those related to revenue, unsold Vacation Interests, net, stock-based compensation expense, income taxes and business combinations, as well as key revenue and expense items reported in our consolidated statements of operations and comprehensive income, see "Note 2—Summary of Significant Accounting Policies” in the 2015 Form 10-K.

Recently Issued Accounting Pronouncements
See "Note 2—Summary of Significant Accounting Policies—Recently Issued Accounting Pronouncements" in our condensed consolidated financial statements included elsewhere in this quarterly report for a discussion of the recently issued accounting pronouncements.
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
Interest Rate Risk. We are exposed to interest rate risk through our variable rate indebtedness, including the Conduit Facility and the Senior Credit Facility. We have attempted to manage our interest rate risk through the use of derivative financial instruments. For example, we are generally required to hedge 90% of the outstanding note balance under the Conduit Facility. We do not hold or issue financial instruments for trading purposes and do not enter into derivative transactions that would be considered speculative positions. To manage exposure to counterparty credit risk in interest rate swap and cap agreements, we enter into agreements with highly-rated institutions that can be expected to fully perform under the terms of such agreements. At March 31, 2016, our derivative financial instruments consisted of two interest rate swap agreements, which did not qualify for hedge accounting. Interest differentials resulting from these agreements are recorded on an accrual basis as an adjustment to interest expense.
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
As of March 31, 2016, 55.1% of our borrowings, or $645.3 million, bore interest at variable rates. However, all of our variable-rate borrowings require a minimum interest rate floor when LIBOR is below certain levels. Assuming the level of variable-rate borrowings outstanding at March 31, 2016, and assuming a one percentage point increase in the 2016 average interest rate payable on these borrowings, we estimate that our interest expense would have increased and pre-tax income would have decreased by approximately $1.0 million for the three months ended March 31, 2016.
Foreign Currency Translation Risk. In addition to our operations throughout the U.S., we conduct operations in international markets from which we receive, at least in part, revenues in foreign currencies. For example, we receive Euros and British Pounds Sterling in connection with operations in our European managed resorts and European VOI sales, Mexican Pesos in connection with our operations in Mexico, and Canadian Dollars in connection with our operations in Canada acquired in conjunction with the Intrawest Acquisition. Because our financial results are reported in U.S. dollars, fluctuations in the value of the Euro, British Pound Sterling, Mexican Peso and Canadian Dollar against the U.S. dollar have had, and will continue to have, an effect, which may be significant, on our reported financial results.
A decline in the value of any of the foreign currencies in which we receive revenues, including the Euro, British Pound Sterling, Mexican Peso and Canadian dollar, against the U.S. dollar will tend to reduce our reported revenues and expenses, while an increase in the value of any such foreign currencies against the U.S. dollar will tend to increase our reported revenues and expenses. Variations in exchange rates could affect the comparability of our financial results between financial periods; however, since sales of Vacation Interests in our U.S., Caribbean and Mexican resorts, virtually all of which are to customers in the U.S. and Canada and are transacted in U.S. dollars, have historically accounted for more than 90% of our consolidated Vacation Interests sales revenue, and management and member services revenue is similarly concentrated, we do not expect the variations in exchange rates to have a material impact on financial results.
For additional information on the potential impact of exchange rate fluctuations on our financial results, see "Part I Item 1A. Risk Factors—Fluctuations in foreign currency exchange rates may affect our reported results of operations" in the 2015 Form 10-K.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II—OTHER INFORMATION

ITEM 5. OTHER INFORMATION
On May 9, 2016, Diamond Resorts Issuer 2008 LLC, a subsidiary of Diamond Resorts Corporation, as issuer (“Issuer”), entered into an Omnibus Amendment (the “Amendment”) related to the Vacation Interests notes receivable under its Conduit Facility originally entered into in 2008 and most recently amended and restated in January 2016.
The Amendment amended the Conduit Facility to: (i) decrease the percentage included in the calculation of the Borrowing Base (as defined in the Conduit Facility) from 88% to 85%; (ii) increase the reserve account requirement from 0.25% of the Aggregate Loan Balance of the Borrowing Base Loans minus the Excluded Loan Balance (each as defined in the Conduit Facility) to the greater of $3,500,000 and 5.0% of such items; (iii) increase from greater than 6.50% to greater than 8.25% the average Delinquency Level with respect to the Securitized Portfolio that constitutes a Securitized Portfolio Performance Event, for the Payment Dates (each as defined in the Conduit Facility) commencing May 20, 2016 through October 20, 2016; and (iv) increase from greater than 0.90% to greater than 2.25% the average Default Level (as defined in the Conduit Facility) with respect to the Securitized Portfolio that constitutes a Securitized Portfolio Performance Event, for the Payment Dates commencing May 20, 2016 through October 20, 2016. The description of the Amendment set forth above is qualified in its entirety by reference to the full text of the Amendment, which is attached as Exhibit 10.3 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

ITEM 6.     EXHIBITS

Exhibit	Description
10.1	Employment Agreement, dated April 7, 2014, by and between Diamond Resorts Centralized Services Company and Brian Garavuso.
10.2	First Amendment to Employment Agreement, dated May 20, 2015, by and between Diamond Resorts Centralized Services Company and Brian Garavuso.
10.3
Omnibus Amendment dated May 9, 2016, among Diamond Resorts Issuer 2008 LLC, as issuer, Diamond Resorts Depositor 2008 LLC, as depositor, Diamond Resorts Corporation, Diamond Resorts Holdings, LLC, and Diamond Resorts International, Inc., each in its capacity as performance guarantor, Diamond Resorts Finance Holding Company, as seller, Diamond Resorts Financial Services, Inc., as servicer, Wells Fargo Bank, National Association, as trustee, as custodian and as back-up servicer, GIFS Capital Company, LLC, as a conduit, and Credit Suisse AG, New York Branch, as administrative agent.

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
101
The following materials from Diamond Resorts International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income and Comprehensive Income; (iii) the Condensed Consolidated Statement of Stockholders' Equity; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) Notes to the Condensed Consolidated Financial Statements, filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAMOND RESORTS INTERNATIONAL, INC.

Date:	May 10, 2016	By:	/s/ DAVID F. PALMER
David F. Palmer
President and Chief Executive Officer (principal executive officer)

Date	May 10, 2016	By:	/s/ C. ALAN BENTLEY
C. Alan Bentley
Executive Vice President and Chief Financial Officer (principal financial officer)