Form 10-Q/A
period 2015-09-30
Diamond Resorts International, Inc.
filed 2016-08-08
CIK 1566897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________

FORM 10-Q/A
______________________________________
Amendment No. 1
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

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A of Diamond Resorts International, Inc. (“DRII,” the "Company," "we," or "us") for the quarter ended September 30, 2015 includes restated consolidated balance sheets as of September 30, 2015 and December 31, 2014, restated consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2015 and 2014, restated consolidated statements of cash flows and consolidated statement of stockholders' equity for the nine months ended September 30, 2015 and 2014, and the restated notes to the consolidated financial statements. We will not file an amended Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2014. This restatement included in this Quarterly Report on Form 10-Q/A is to reflect a correction in the application of the relative sales value inventory valuation model in the accounting for Vacation Interests cost of sales.

As discussed in "Note 2—Summary of Significant Accounting Policies" of our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 (the "2014 Form 10-K"), we use the relative sales value method to account for Vacation Interests cost of sales in accordance with the provisions of Accounting Standards Codification (“ASC”) 978, “Real Estate - Timesharing Activities” (“ASC 978”), for which we rely on complex financial models that began with our implementation of ASC 978 in 2005 and continue prospectively through the theoretical sell-out of the respective inventory. These models incorporate a variety of estimates, including the total revenues to be earned over the life of a "phase" (as defined in ASC 978) based upon an estimated retail sales price per point.

Since our implementation of ASC 978, through the quarter ended June 30, 2014, we treated most of our resort trusts (each a Diamond Collection") as separate phases, for which we maintained separate relative sales value models, as the Diamond Collections were considered distinct pools of inventory. During the quarter ended September 30, 2014, we began the practice of transferring (including through bulk transfer agreements) significant amounts of company owned inventory and inventory that had been held by certain Diamond Collections in the U.S. (“U.S. Collections”) to those of our U.S. Collections that were in active sales. As a result of this change, the U.S. Collections became more homogeneous in nature (i.e., inventory within a single resort could now be included in multiple U.S. Collections). This represented a change in our internal vacation ownership interests (“Vacation Interests”) inventory management strategy intended to maintain adequate inventory levels to satisfy future projected sales levels.

As a result, during the quarter ended September 30, 2014, we transitioned to one consolidated relative sales value model for all of the U.S. Collections, which was more reflective of our current business model as it relates to our internal Vacation Interests inventory management strategy. In doing so, we combined a higher concentration of inventory within the U.S. Collections that had a lower average future retail sales price per point with a smaller concentration of inventory that had a higher average future retail sales price per point. Accordingly, the total weighted-average estimated revenue over the life of the U.S. Collections phase under one model exceeded that of the total individual models combined. In addition, the cost pools of each individual relative sales value model varied due to differences in the acquisition cost of Vacation Interests inventory in each U.S. Collection. The inception-to-date cost off rate was also impacted by these differences in cost when the relative sales value model was changed for the U.S. Collections. This resulted in a lower cumulative cost of sales percentage (higher estimated future revenue and lower overall cost off rate) as of September 30, 2014.

Originally, we had concluded that this decrease in Vacation Interests cost of sales should be recognized prospectively. However, subsequent to the issuance of our consolidated financial statements for the year ended December 31, 2015 and for the quarter ended March 31, 2016, we determined that the change related to our internal Vacation Interests inventory management strategy should have been accounted for as a change in accounting estimate under ASC 978. Specifically, we should have recorded Unsold Vacation Interests, net in the quarterly period ended September 30, 2014 as if the lower Vacation Interests cost of sales percentage was applied at the beginning of the phase. The resulting $29.6 million and $33.2 million adjustment in the quarter ended September 30, 2014 and year ended December 31, 2014, respectively, should have been recorded as an increase to unsold Vacation Interests, net along with a corresponding reduction in the Vacation Interests cost of sales for that period, rather than applying it as a reduction to the future cost of sales percentage. This change also resulted in a decrease of $4.7 million and $0.2 million to Vacation Interests cost of sales and a corresponding increase in unsold Vacation Interests, net for the three and nine months ended September 30, 2015, respectively.

As such, we have restated our consolidated financial statements for the three and nine months ended September 30, 2015 and 2014 to correct our accounting for Vacation Interests cost of sales and Unsold Vacation Interests, net as a result of this change. The restatement of our historical consolidated financial statements to reflect this correction in the application of the relative sales value model in accounting for Vacation Interests cost of sales is referred to herein as the "Restatement."

2

For further information regarding the Restatement, see our Current Report on Form 8-K filed with the Securities and Exchange Commission (the "SEC") on August 8, 2016 (the "Restatement 8-K"), and for detailed financial information with respect to the Restatement, see “Note 3—Restatement to Previously Issued Financial Statements” of our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q/A (“Note 3”).

The following items of the original Form 10-Q have been modified or revised in this Form 10-Q/A to reflect the Restatement:

Part I. Item 1. Financial Statements;

Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations;

Part I. Item 4. Controls and Procedures; and

Part II. Item 6. Exhibits, Financial Statement Schedules

Our principal executive officer and principal financial officer have provided currently dated certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 in connection with this Restatement; the certifications are filed as Exhibits 31.1, 31.2, 32.1 and 32.2.

This amended Quarterly Report on Form 10-Q/A sets forth the original Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 in its entirety, except as required to reflect the effects of the Restatement. To the extent that any amounts reported in the original Quarterly Report on Form 10-Q have been modified as a result of the Restatement, such amounts are presented throughout this Quarterly Report on Form 10-Q/A as adjusted for the Restatement. Except for disclosures affected by the Restatement, this amended Quarterly Report on Form 10-Q/A speaks as of the original filing date of November 4, 2015 and does not modify or update disclosures in the original Quarterly Report on Form 10-Q, including the nature and character of such disclosures, to reflect events occurring or items discovered after the original filing date of the Quarterly Report on Form 10-Q.

This amended Quarterly Report on Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the original filing date of the Quarterly Report on Form 10-Q, including the Restatement 8-K, our amended Annual Report on Form 10-K/A for the year ended December 31, 2015 and our amended Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2016, as filed with SEC on August 8, 2016.

3

PART I — FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS
DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2015 and December 31, 2014 (Restated - Note 3)
(In thousands, except share data)

	September 30, 2015
	(Unaudited) (Restated)	December 31, 2014 (Restated)
Assets:
Cash and cash equivalents	$340,126	$255,042
Cash in escrow and restricted cash	74,238	68,358
Mortgages and contracts receivable, net of allowance of $153,373 and $130,639, respectively	571,267	498,662
Due from related parties, net	25,155	51,651
Other receivables, net	29,671	59,821
Income tax receivable	1,003	696
Deferred tax asset	354	864
Prepaid expenses and other assets, net	116,100	86,439
Unsold Vacation Interests, net	356,480	295,333
Property and equipment, net	76,908	70,871
Assets held for sale	1,271	14,452
Goodwill	30,642	30,632
Other intangible assets, net	174,210	178,786
Total assets	$1,797,425	$1,611,607
Liabilities and Stockholders' Equity:
Accounts payable	$22,248	$14,084
Due to related parties, net	68,804	34,768
Accrued liabilities	175,754	134,680
Income taxes payable	—	338
Deferred income taxes	92,091	60,047
Deferred revenues	83,733	124,997
Senior Credit Facility, net of unamortized original issue discount of $1,839 and $2,055, respectively	422,826	440,720
Securitization notes and Funding Facilities, net of unamortized original issue discount of $115 and $156, respectively	601,127	509,208
Derivative liabilities	284	—
Notes payable	3,004	4,612
Total liabilities	1,469,871	1,323,454

Stockholders' equity:
Common stock $0.01 par value per share; authorized - 250,000,000 shares, issued - 73,108,856 shares and 75,732,088 shares, respectively	731	757
Preferred Stock $0.01 par value per share; authorized - 5,000,000 shares	—	—
Additional paid-in capital	414,148	482,732
Accumulated deficit	(59,850)	(159,698)
Accumulated other comprehensive loss	(19,555)	(19,561)
Subtotal	335,474	304,230
Less: Treasury stock at cost; 313,763 and 642,900 shares, respectively	(7,920)	(16,077)
Total stockholders' equity	327,554	288,153
Total liabilities and stockholders' equity	$1,797,425	$1,611,607

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME (LOSS)
For the three and nine months ended September 30, 2015 and 2014 (Restated - Note 3)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015 (Restated)	2014 (Restated)	2015 (Restated)	2014 (Restated)
Revenues:
Management and member services	$41,647	$37,795	$124,325	$115,238
Consolidated resort operations	4,004	10,481	11,338	28,825
Vacation Interests sales, net of provision of $21,100, $15,847, $56,007 and $40,123, respectively	165,208	143,180	438,055	379,082
Interest	20,120	17,130	57,721	49,010
Other	20,410	13,379	48,972	40,049
Total revenues	251,389	221,965	680,411	612,204
Costs and Expenses:
Management and member services	8,913	8,549	25,310	23,377
Consolidated resort operations	3,365	9,216	11,114	25,662
Vacation Interests cost of sales	12,242	(13,089)	25,366	15,275
Advertising, sales and marketing	94,876	82,308	248,267	214,190
Vacation Interests carrying cost, net	7,430	5,162	27,171	19,766
Loan portfolio	1,324	1,400	6,242	6,249
Other operating	7,849	5,847	20,198	16,650
General and administrative	28,372	26,747	84,159	74,203
Depreciation and amortization	8,030	8,271	25,127	24,601
Interest expense	12,072	11,294	35,197	45,292
Loss on extinguishment of debt	—	—	—	46,807
Impairments and other write-offs	—	11	12	53
(Gain) loss on disposal of assets	(95)	224	(57)	71
Total costs and expenses	184,378	145,940	508,106	512,196
Income before provision for income taxes	67,011	76,025	172,305	100,008
Provision for income taxes	27,173	31,210	72,457	43,914
Net income	39,838	44,815	99,848	56,094
Other comprehensive income (loss):
Currency translation adjustments, net of tax of $0	(693)	(2,931)	(1,861)	(1,420)
Post-retirement benefit plan	1,807	43	1,893	128
Other	(20)	(1)	(26)	(6)
Total other comprehensive income (loss), net of tax	1,094	(2,889)	6	(1,298)
Comprehensive income	$40,932	$41,926	$99,854	$54,796
Net income per share:
Basic	$0.55	$0.59	$1.36	$0.74
Diluted	$0.53	$0.58	$1.31	$0.73
Weighted average common shares outstanding:
Basic	72,912	75,542	73,480	75,476
Diluted	75,317	77,418	76,081	76,695
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the nine months ended September 30, 2015 (Restated - Note 3)
(In thousands, except share data)
(Unaudited)

	Common Stock Shares Outstanding	Common Stock Par Value	Additional Paid-in Capital	Accumulated Deficit (Restated)	Accumulated Other Comprehensive Income (Loss)	Less: Treasury Stock at Cost	Total Stockholders' Equity (Restated)
Balance at January 1, 2015 (restated)	75,089,188	$757	$482,732	$(159,698)	$(19,561)	$(16,077)	$288,153
Exercise of stock options	160,370	1	2,520	—	—	—	2,521
Stock-based compensation	141,490	2	18,695	—	—	—	18,697
Excess tax benefits from stock-based compensation	—	—	375	—	—	—	375
Common stock repurchased under the Stock Repurchase Program	(2,595,955)	—	—	—	—	(82,046)	(82,046)
Retirement of treasury stock	—	(29)	(90,174)			90,203	—
Net income for the nine months ended September 30, 2015 (restated)	—	—		99,848	—	—	99,848
Other comprehensive income (loss):
Currency translation adjustment, net of tax of $0	—	—	—	—	(1,861)	—	(1,861)
Deconsolidation of St. Maarten post-retirement benefit plan, net of tax of $0	—	—	—	—	1,893	—	1,893
Other	—	—	—	—	(26)	—	(26)
Balance at September 30, 2015 (restated)	72,795,093	$731	$414,148	$(59,850)	$(19,555)	$(7,920)	$327,554

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the nine months ended September 30, 2015 and 2014 (Restated - Note 3) (In thousands) (Unaudited)

	2015 (Restated)	2014 (Restated)
Operating activities:
Net income	$99,848	$56,094
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for uncollectible Vacation Interests sales	56,007	40,123
Amortization of capitalized financing costs and original issue discounts	4,461	4,079
Amortization of capitalized loan origination costs and net portfolio discounts	9,517	6,555
Depreciation and amortization	25,127	24,601
Stock-based compensation	12,254	12,198
Loss on extinguishment of debt	—	46,807
Impairments and other write-offs	12	53
(Gain) loss on disposal of assets	(57)	71
Deferred income taxes	32,744	41,512
Excess tax benefit from stock based compensation	(375)	—
Loss on foreign currency exchange	656	98
Gain on mortgage repurchase	(412)	(519)
Unrealized loss on derivative instruments	600	181
Unrealized loss on post-retirement benefit plan	—	128
Changes in operating assets and liabilities excluding acquisitions:
Change in escrow and restricted cash	(7,758)	2,215
Mortgages and contracts receivable	(137,721)	(105,139)
Due from related parties, net	33,898	5,661
Other receivables, net	30,222	20,678
Prepaid expenses and other assets, net	(19,994)	(41,763)
Unsold Vacation Interests, net	(49,454)	(19,722)
Accounts payable	8,312	1,184
Due to related parties, net	35,491	14,623
Accrued liabilities	41,451	(11,144)
Income taxes receivable/payable	(644)	139
Deferred revenues	(40,678)	(19,995)
Net cash provided by operating activities	133,507	78,718
Investing activities:
Property and equipment capital expenditures	(18,483)	(13,902)
Purchase of intangible assets	(8,993)	—
Investment in joint venture in Asia	(1,500)	—
Proceeds from sale of assets	239	264
Net cash used in investing activities	$(28,737)	$(13,638)

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—Continued
For the nine months ended September 30, 2015 and 2014 (Restated - Note 3)
(In thousands)
(Unaudited)

	2015 (Restated)	2014 (Restated)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Financing activities:
Changes in cash in escrow and restricted cash	$1,824	$22,677
Proceeds from issuance of Senior Credit Facility	—	442,775
Proceeds from issuance of securitization notes and Funding Facilities	431,201	206,325
Proceeds from issuance of notes payable	—	1,113
Payments on Senior Credit Facility	(18,109)	(1,112)
Payments on securitization notes and Funding Facilities	(339,342)	(146,206)
Payments on Senior Secured Notes, including redemption premium	—	(404,683)
Payments on notes payable	(10,100)	(28,492)
Payment of debt issuance costs	(5,329)	(11,048)
Excess tax benefits from stock-based compensation	375	—
Common stock repurchased under the Stock Repurchase Program	(82,046)	—
Proceeds from exercise of stock options	2,521	2,309
Payments for derivative instrument	(316)	—
Net cash (used in) provided by financing activities	(19,321)	83,658
Net increase in cash and cash equivalents	85,449	148,738
Effect of changes in exchange rates on cash and cash equivalents	(365)	(328)
Cash and cash equivalents, beginning of period	255,042	47,076
Cash and cash equivalents, end of period	$340,126	$195,486

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash interest paid on corporate indebtedness	$18,235	$48,877
Cash interest paid on securitization notes and Funding Facilities	$11,957	$10,814
Cash paid for taxes, net of cash tax refunds	$1,269	$2,012

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Insurance premiums financed through issuance of notes payable	$8,492	$6,173
Unsold Vacation Interests, net reclassified to property and equipment	$—	$6,094
Assets held for sale reclassified to unsold Vacation Interests	$12,978	$—
Unsold Vacation Interests, net, reclassified to assets held for sale	$—	$4,257
Assets to be disposed but not actively marketed (prepaid expenses and other assets) reclassified to property and equipment	$—	$272
Information technology software and support financed through issuance of notes payable	$—	$472

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1	— Background, Business and Basis of Presentation
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
Basis of Presentation
During the fourth quarter of December 31, 2015, the Company concluded that the majority of the cash collected on overnight rental operations ultimately belong to the Company and are available for general corporate use and reclassified the amount of such cash on its balance sheet from cash in escrow and restricted cash to cash and cash equivalents. Consequently, the Company revised its statement of cash flows for the nine months ended September 30, 2015 to reflect this reclassification. In addition, the Company reclassified certain amounts related to changes in cash in escrow and restricted cash from cash flows from financing activities to cash flows from operating activities in its statement of cash flows for the nine months ended September 30, 2015 to conform to the current period presentation.

The revisions to and impact on the statement of cash flows for the nine months ended September 30, 2015 as a result of both reclassifications above are not material.
Certain balances in the Company's condensed consolidated statement of cash flows for the nine months ended September 30, 2014 have been reclassified for immaterial foreign currency translation adjustments to conform to current year presentation.
The accompanying condensed consolidated financial statements of Diamond Resorts International, Inc. and its subsidiaries have been prepared in accordance with accounting policies described in the Company's 2014 Form 10-K. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitte

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

d. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal and recurring nature. The accompanying condensed consolidated financial statements should be reviewed in conjunction with the Company's annual consolidated financial statements included in the 2014 Form 10-K. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results for the full year ending December 31, 2015 or any future period.

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

Note 3 — Restatement of Previously Issued Financial Statements

The Company restated its previously issued consolidated financial statements to reflect a change in the application of its relative sales value model used to calculate Vacation Interests cost of sales as a change in estimate as described below.

As discussed in "Note 2—Summary of Significant Accounting Policies" in our Annual Report on Form 10-K10-K/A for the year ended December 31, 2015
2015
, the Company uses the relative sales value method to account for Vacation Interests cost of sales in accordance with the provisions of ASC , for which the Company relies on complex financial models that began with the Company’s implementation of ASC 978 in 2005 and continue prospectively through the theoretical sell-out of the respective inventory. These models incorporate a variety of estimates, including the total revenues to be earned over the life of a "phase" (as defined in ASC 987) based upon an estimated retail sales price per point.

Since the Company’s implementation of ASC 978, through the quarter ended June 30, 2014, the Company treated most of its resort trust (each a "Diamond Collection") as separate phases, for which the Company maintained separate relative sales value models, as the Diamond Collections were considered distinct pools of inventory. During the quarter ended September 30, 2014, the Company began the practice of transferring (including through bulk transfer agreements) significant amounts of Company-owned inventory that had been held by certain Diamond Collections in the U.S. (“U.S. Collections”) to those of the Company's U.S. Collections that were in active sales. As a result of this change, the U.S. Collections became more homogeneous in nature (i.e., inventory within a single resort could now be included in multiple U.S. Collections). This represented a change in the Company’s internal vacation ownership interests ("Vacation Interests") inventory management strategy intended to maintain adequate inventory levels to satisfy future projected sales levels.

As a result, during the quarter ended September 30, 2014, the Company transitioned to one consolidated relative sales value model for all of the U.S. Collections, which was more reflective of the Company’s current business model as it relates to the Company's internal Vacation Interests inventory management strategy. In doing so, the Company combined a higher concentration of inventory within the U.S. Collections that had a lower average future retail sales price per point with a smaller concentration of inventory that had a higher average future retail sales price per point. Accordingly, the total weighted average

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

estimated revenue over the life of the U.S. Collections phase under one model exceeded that of the total individual models combined. In addition, the cost pools of each individual relative sales value model varied due to differences in the acquisition cost of Vacation Interests inventory in each of the U.S. Collections. The inception-to-date cost off rate was also impacted by these differences in cost when the relative sales value model was combined for the U.S. Collections. This resulted in a lower cumulative cost of sales percentage (higher estimated future revenue and lower overall cost off rate) as of September 30, 2014.

Originally, the Company concluded that this decrease in Vacation Interests cost of sales should be recognized prospectively. However, subsequent to the issuance of the Company’s consolidated financial statements for the year ended December 31, 2015 and for the quarter ended March 31, 2016, the Company determined that the change related to the Company’s internal Vacation Interests inventory management strategy should have been accounted for as a change in accounting estimate under ASC 978. Specifically, the Company should have recorded Unsold Vacation Interests, net in the quarterly period ended September 30, 2014 as if the lower Vacation Interests cost of sales percentage was applied at the beginning of the phase. The resulting $29.6 million and $33.2 million adjustment in the quarter ended September 30, 2014 and the year ended December 31, 2014 respectively, should have been recorded as an increase to unsold Vacation Interests, net, along with a corresponding reduction in the Vacation Interests cost of sales for that period, rather than applying it as a reduction to the future cost of sales percentage. The restatement to reflect this correction in the application of the relative sales value model in accounting for Vacation Interests cost of sales is referred to herein as the "Restatement."
The table below sets forth balances as originally reported for balance sheet categories impacted by the Restatement, the impact of the Restatement on such categories and revised balances for such categories as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015			December 31, 2014
	As originally reported	Impact of Restatement	As restated	As originally reported	Impact of Restatement	As restated
Unsold Vacation Interests, net	$323,150	$33,330	$356,480	$262,172	$33,161	$295,333
Income tax receivable	1,033	(30)	1,003	467	229	696
Deferred tax asset	354	—	354	423	441	864
Total assets	$1,764,125	$33,300	$1,797,425	$1,577,776	$33,831	$1,611,607

Accrued Liabilities	$175,671	$83	$175,754	$134,680	$—	$134,680
Income taxes payable	29	(29)	—	108	230	338
Deferred income taxes	79,755	12,336	92,091	47,250	12,797	60,047
Total liabilities	1,457,481	12,390	1,469,871	1,310,427	13,027	1,323,454
Accumulated deficit	(80,760)	20,910	(59,850)	(180,502)	20,804	(159,698)
Total stockholders' equity	306,644	20,910	327,554	267,349	20,804	288,153
Total liabilities and stockholders' equity	$1,764,125	$33,300	$1,797,425	$1,577,776	$33,831	$1,611,607

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

The table below sets forth the amount as originally reported for the categories presented in the consolidated statement of operations and comprehensive income (loss) that were impacted by the Restatement, impact of the Restatement on such categories and restated amount for such categories for the periods presented (in thousands, except per share data):

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
	As originally reported	Impact of Restatement	As restated	As originally reported	Impact of Restatement	As restated
Vacation Interests cost of sales	$16,946	$(4,704)	$12,242	$16,476	$(29,565)	$(13,089)
Total costs and expenses	189,082	(4,704)	184,378	175,505	(29,565)	145,940
Income before provision for income taxes	62,307	4,704	67,011	46,460	29,565	76,025
Provision for income taxes	25,410	1,763	27,173	20,156	11,054	31,210
Net income	$36,897	$2,941	$39,838	$26,304	$18,511	$44,815
Net income per share:
Basic	$0.51	$0.04	$0.55	$0.35	$0.24	$0.59
Diluted	$0.49	$0.04	$0.53	$0.34	$0.24	$0.58

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
	As originally reported	Impact of Restatement	As revised	As originally reported	Impact of Restatement	As revised
Vacation Interests cost of sales	$25,535	$(169)	$25,366	$44,840	$(29,565)	$15,275
Total costs and expenses	508,275	(169)	508,106	541,761	(29,565)	512,196
Income before provision for income taxes	172,136	169	172,305	70,443	29,565	100,008
Provision for income taxes	72,394	63	72,457	32,860	11,054	43,914
Net income	$99,742	$106	$99,848	$37,583	$18,511	$56,094
Net income per share:
Basic	$1.36	$—	$1.36	$0.50	$0.24	$0.74
Diluted	$1.31	$—	$1.31	$0.49	$0.24	$0.73

Note 4 — Concentrations of Risk
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

Note 5 — Cash in Escrow and Restricted Cash
Cash in escrow and restricted cash as of the dates presented below consisted of the following (in thousands):

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

	September 30, 2015	December 31, 2014
Securitization and Funding Facilities collection and reserve cash	$36,201	$39,784
Collected on behalf of HOAs	17,728	15,970
Escrow	12,423	9,830
Bonds and deposits	886	882
Other	7,000	1,892
Total cash in escrow and restricted cash	$74,238	$68,358
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

Note 6 — Mortgages and Contracts Receivable
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
As of September 30, 2015 and December 31, 2014, $660.3 million and $552.4 million, respectively, of the gross amount of mortgages and contracts receivable were collateralized against the Company’s various borrowings included in "Securitization notes and Funding Facilities" in the accompanying condensed consolidated balance sheets. See "Note 16—Borrowings" elsewhere in this quarterly report.
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

Note 7 — Transactions with Related Parties
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

Note 8 — Other Receivables, Net
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

Note 9 — Prepaid Expenses and Other Assets, Net
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

Note 10 — Unsold Vacation Interests, Net (Restated - See Note 3)
Unsold Vacation Interests, net as of the dates presented below consisted of the following (in thousands):

	September 30, 2015 (Restated)	December 31,2014 (Restated)
Completed unsold Vacation Interests, net	$306,345	$263,298
Undeveloped land	31,843	24,326
Vacation Interests construction in progress	18,292	7,709
Unsold Vacation Interests, net	$356,480	$295,333
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

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

Activity related to unsold Vacation Interests, net for the periods presented below consisted of the following (in thousands) (Restated - Note 3):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015 (Restated)	2014 (Restated)	2015 (Restated)	2014 (Restated)
Balance, beginning of period	$346,629	$292,248	$295,333	$298,110
Transfers (to) from assets held for sale	(4)	(4,257)	12,978	(4,257)
Vacation Interests cost of sales	(12,242)	13,089	(25,366)	(15,275)
Inventory recovery (reinstatement)	1,047	(1,176)	19,824	21,121
Open market and bulk purchases	1,737	6,306	16,423	9,648
Capitalized legal, title and trust fees	3,640	2,192	11,497	3,689
Transfer of construction in progress to property and equipment, net	—	(478)	—	(6,094)
Construction in progress	5,139	104	12,945	596
Loan default recoveries, net	10,343	1,121	12,519	1,970
Effect of foreign currency translation	(1,148)	(2,770)	(1,612)	(1,650)
Other	1,339	252	1,939	(1,227)
Balance, end of period	$356,480	$306,631	$356,480	$306,631
See "Note 2—Summary of Significant Accounting Policies" to the audited consolidated financial statements included in the 2014 Form 10-K for further discussion of unsold Vacation Interests, net.

Note 11 — Property and Equipment, Net
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
Under the terms of the Master Agreement entered into by the Company on January 6, 2015, the Company acquired certain rights from Mr. Cloobeck and entities controlled by Mr. Cloobeck, which were recorded as intangible assets by the Company. These rights included (i) the exclusive rights to market timeshare and vacation ownership properties from a prime location adjacent to Polo Towers on the “Las Vegas Strip”; (ii) Mr. Cloobeck's agreement to various non-competition, non-solicitation and non-interference covenants; and (iii) a license to use Mr. Cloobeck’s persona, including his name, likeness and voice. The intangible assets acquired were recorded at $9.0 million based on an appraisal and are being amortized over three to 20 years. See "Note 7—Transactions with Related Parties" for more detail on the Master Agreement.
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

Note 14 — Accrued Liabilities (Restated - See Note 3)
Accrued liabilities as of the dates presented below consisted of the following (in thousands):

	September 30, 2015 (Restated)	December 31, 2014
Liability for unrecognized tax benefit	$62,589	$23,857
Accrued payroll and related	29,006	32,925
Accrued commissions	20,528	17,496
Accrued marketing expenses	17,997	14,953
Accrued other taxes	16,430	15,526
Accrued insurance	6,610	5,703
Accrued escrow liability	3,790	3,005
Accrued operating lease liabilities	3,231	3,503
Accrued professional fees	3,012	2,300
Accrued exchange company fees	2,183	2,169
Accrued liability related to business combinations	—	2,428
Other	10,378	10,815
Total accrued liabilities	$175,754	$134,680
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

Note 17 — Income Taxes (Restated - See Note 3)
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
As of September 30, 2015, the only assets and liabilities of the Company measured at fair value on a recurring basis were the September 2015 Swap. As of September 30, 2015, the fair value of the September 2015 Swap was based on valuation reports provided by counterparties and was classified as Level 3, based on the fact that the credit risk data used for the valuations were not directly observable and could not be corroborated by observable market data. The Company’s assessment of the significant inputs to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. See "Note 4—Concentrations of Risk" for further detail on the derivative instruments.
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

Stock Options
On July 18, 2013, the Company granted to the former holders of Diamond Resorts Parent, LLC (DRII's predecessor) Class B common units ("BCUs") non-qualified stock options, which were immediately vested, exercisable for an aggregate of 3,760,215 shares of common stock, at an option price of $14.00 per share, in part to maintain the incentive value intended when the Company originally issued those BCUs to these individuals and to provide an incentive for such individuals to continue providing service to the Company. The grantees of these immediately vested options include Messrs. Cloobeck, Kraff, Palmer, Bentley, Lanznar and two employees of the Company. Through December 31, 2014, Messrs. Cloobeck, Palmer, Bentley and Lanznar were not employed or compensated directly by the Company, but were rather employed or independently contracted and compensated by HM&C. See "Note 7—Transactions with Related Parties" for further detail on the HM&C Agreement.
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

Note 23 — Net Income Per Share (Restated - See Note 3)
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
The table below sets forth the computation of basic and diluted net income per share for the periods presented below (in thousands, except per share amounts) (Restated - Note 3):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015 (Restated)	2014 (Restated)	2015 (Restated)	2014 (Restated)
Computation of Basic Net Income Per Share:
Net income	$39,838	$44,815	$99,848	$56,094
Weighted average shares outstanding	72,912	75,542	73,480	75,476
Basic net income per share	$0.55	$0.59	$1.36	$0.74

Computation of Diluted Net Income Per Share:
Net income	$39,838	$44,815	$99,848	$56,094
Weighted average shares outstanding	72,912	75,542	73,480	75,476
Effect of dilutive securities:
Restricted stock, RSUs and deferred stock (a)	140	22	23	13
Options to purchase common stock	2,265	1,854	2,578	1,206
Shares for diluted net income per share	75,317	77,418	76,081	76,695
Diluted net income per share	$0.53	$0.58	$1.31	$0.73
(a) Includes unvested dilutive restricted stock and RSUs that are subject to future forfeitures.

Note 24 — Segment Reporting (Restated - See Note 3)
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

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

The following table presents revenues and income before provision for income taxes for the Company's reportable segments (in thousands) (Restated - Note 3):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015 (Restated)	2014 (Restated)	2015 (Restated)	2014 (Restated)
Revenues:
Hospitality and management services	$47,455	$50,294	$141,772	$151,415
Vacation Interests sales and financing	203,672	171,324	537,612	459,577
Corporate and other	262	347	1,027	1,212
Total revenues	$251,389	$221,965	$680,411	$612,204

Income before provision for income taxes:
Hospitality and management services	$34,806	$32,144	$104,317	$101,481
Vacation Interests sales and financing	76,185	86,215	199,139	177,552
Corporate and other	(43,980)	(42,334)	(131,151)	(179,025)
Income before provision for income taxes	$67,011	$76,025	$172,305	$100,008

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
Our actual results may differ materially from those expressed in, or implied by, the forward-looking statements included in this Quarterly Report as a result of various factors, including, among others:

•
risks related to the Restatement, including, without limitation, potential inquiries from the SEC and/or the New York Stock Exchange, the potential adverse effect on the price of our common stock and possible claims by our stockholders or otherwise;

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

Explanatory Note

The discussion and analysis below gives effect to the Restatement, which reflects a correction in the application of the relative sales value model in accounting for Vacation Interests cost of sales for the quarters ended September 30, 2015 and 2014. To the extent that any amounts reported in the original Quarterly Report on Form 10-Q have been modified as a result of the Restatement, such amounts are presented throughout this Quarterly Report on Form 10-Q/A as adjusted for the Restatement. See Note 3 for further information regarding the Restatement.

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

Comparison of the Three Months Ended September 30, 2015 to the Three Months Ended September 30, 2014 - (Restated - Note 3)

	Three Months Ended September 30, 2015				Three Months Ended September 30, 2014
	Hospitality and Management Services	Vacation Interest Sales and Financing (Restated)	Corporate and Other (Restated)	Total (Restated)	Hospitality and Management Services	Vacation Interest Sales and Financing (Restated)	Corporate and Other (Restated)	Total (Restated)
	(In thousands)
	(Unaudited)
Revenues:
Management and member services	$41,647	$—	$—	$41,647	$37,795	$—	$—	$37,795
Consolidated resort operations	4,004	—	—	4,004	10,481	—	—	10,481
Vacation Interests sales, net of provision $0, $21,100, $0, $21,100, $0, $15,847, $0 and $15,847, respectively	—	165,208	—	165,208	—	143,180	—	143,180
Interest	—	19,858	262	20,120	—	16,783	347	17,130
Other	1,804	18,606	—	20,410	2,018	11,361	—	13,379
Total revenues	47,455	203,672	262	251,389	50,294	171,324	347	221,965
Costs and Expenses:
Management and member services	8,913	—	—	8,913	8,549	—	—	8,549
Consolidated resort operations	3,365	—	—	3,365	9,216	—	—	9,216
Vacation Interests cost of sales	—	12,242	—	12,242	—	(13,089)	—	(13,089)
Advertising, sales and marketing	—	94,876	—	94,876	—	82,308	—	82,308
Vacation Interests carrying cost, net	—	7,430	—	7,430	—	5,162	—	5,162
Loan portfolio	371	953	—	1,324	385	1,015	—	1,400
Other operating	—	7,849	—	7,849	—	5,847	—	5,847
General and administrative	—	—	28,372	28,372	—	—	26,747	26,747
Depreciation and amortization	—	—	8,030	8,030	—	—	8,271	8,271
Interest expense	—	4,137	7,935	12,072	—	3,866	7,428	11,294
Impairments and other write-offs	—	—	—	—	—	—	11	11
(Gain) loss on disposal of assets	—	—	(95)	(95)	—	—	224	224
Total costs and expenses	12,649	127,487	44,242	184,378	18,150	85,109	42,681	145,940
Income (loss) before provision for income taxes	34,806	76,185	(43,980)	67,011	32,144	86,215	(42,334)	76,025
Provision for income taxes	—	—	27,173	27,173	—	—	31,210	31,210
Net income (loss)	$34,806	$76,185	$(71,153)	$39,838	$32,144	$86,215	$(73,544)	$44,815
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
Total costs and expenses increased $38.5 million, or 26.3%, to $184.4 million for the three months ended September 30, 2015 from $145.9 million for the three months ended September 30, 2014. Total costs and expenses included $4.5 million and $3.3 million of non-cash stock-based compensation charges for the three months ended September 30, 2015 and 2014, respectively.

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
Vacation Interests Cost of Sales. Vacation Interests cost of sales increased $25.3 million to $12.2 million for the three months ended September 30, 2015 from a credit of $13.1 million for the three months ended September 30, 2014. The increase in Vacation Interests cost of sales was primarily due to: (i) a $3.0 million increase due to an increase in Vacation Interests sales revenue; and (ii) a $22.3 million net increase in cost of sales under the relative sales value method due to (a) the $23.9 million increase related to the net effect of the transition to one consolidated relative sales value model for all of the U.S. Collections, as described in Note 3 of the accompanying financial statements, as well as other changes in the sales price per point; (b) a $1.4 million decrease due to a proportionately larger increase in recovered inventory during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014; (c) the remaining $0.2 million decrease is related to other changes in the relative sales value model, including an increase in the provision for uncollectible vacation Interests sales revenue, changes in sales incentives and other estimates. Vacation Interests cost of sales as a percentage of Vacation Interests sales, net increased to 7.4% for the three months ended September 30, 2015 from a credit of 9.1% for the three months ended September 30, 2014.
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
Income Taxes. Provision for income taxes was $27.2 million for the three months ended September 30, 2015, as compared to $31.2 million for the three months ended September 30, 2014. The decrease was due to a decrease in income before provision for income taxes for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014.
Due to current favorable tax law regarding recognition of income from Vacation Interests sales and use of net operating loss carry-forwards ("NOLs"), we expect our effective cash tax rate to be substantially lower than the statutory tax rate for the year ending December 31, 2015.

Comparison of the Nine Months Ended September 30, 2015 to the Nine Months Ended September 30, 2014 - (Restated - Note 3)

	Nine Months Ended September 30, 2015				Nine Months Ended September 30, 2014
	Hospitality and Management Services	Vacation Interest Sales and Financing (Restated)	Corporate and Other (Restated)	Total (Restated)	Hospitality and Management Services	Vacation Interest Sales and Financing (Restated)	Corporate and Other (Restated)	Total (Restated)
	(In thousands)
	(Unaudited)
Revenues:
Management and member services	$124,325	$—	$—	$124,325	$115,238	$—	$—	$115,238
Consolidated resort operations	11,338	—	—	11,338	28,825	—	—	28,825
Vacation Interests sales, net of provision $0, $56,007, $0, $56,007, $0, $40,123, $0 and $40,123, respectively	—	438,055	—	438,055	—	379,082	—	379,082
Interest	—	56,694	1,027	57,721	—	47,798	1,212	49,010
Other	6,109	42,863	—	48,972	7,352	32,697	—	40,049
Total revenues	141,772	537,612	1,027	680,411	151,415	459,577	1,212	612,204
Costs and Expenses:
Management and member services	25,310	—	—	25,310	23,377	—	—	23,377
Consolidated resort operations	11,114	—	—	11,114	25,662	—	—	25,662
Vacation Interests cost of sales	—	25,366	—	25,366	—	15,275	—	15,275
Advertising, sales and marketing	—	248,267	—	248,267	—	214,190	—	214,190
Vacation Interests carrying cost, net	—	27,171	—	27,171	—	19,766	—	19,766
Loan portfolio	1,031	5,211	—	6,242	895	5,354	—	6,249
Other operating	—	20,198	—	20,198	—	16,650	—	16,650
General and administrative	—	—	84,159	84,159	—	—	74,203	74,203
Depreciation and amortization	—	—	25,127	25,127	—	—	24,601	24,601
Interest expense	—	12,260	22,937	35,197	—	10,790	34,502	45,292
Loss on extinguishment of debt	—	—	—	—	—	—	46,807	46,807
Impairments and other write-offs	—	—	12	12	—	—	53	53
(Gain) loss on disposal of assets	—	—	(57)	(57)	—	—	71	71
Total costs and expenses	37,455	338,473	132,178	508,106	49,934	282,025	180,237	512,196
Income (loss) before provision for income taxes	104,317	199,139	(131,151)	172,305	101,481	177,552	(179,025)	100,008
Provision for income taxes	—	—	72,457	72,457	—	—	43,914	43,914
Net income (loss)	$104,317	$199,139	$(203,608)	$99,848	$101,481	$177,552	$(222,939)	$56,094
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
Total costs and expenses decreased $4.1 million, or 0.8%, to $508.1 million for the nine months ended September 30, 2015 from $512.2 million for the nine months ended September 30, 2014. Total costs and expenses in the nine months ended September 30, 2015 included a $12.3 million non-cash stock based compensation charge and a $7.8 million cash charge in connection with the termination of the services agreement between JHJM and HM&C. Total costs and expenses for the nine months ended September 30, 2014 included a $12.2 million non-cash stock-based compensation charge, a $46.8 million loss on extinguishment of debt, of which $16.6 million was non-cash, and a $1.8 million benefit related to the renegotiation of our contract with Interval International. See "Management and Member Services Expense" below for further detail on the contract renegotiation with Interval International.

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
Vacation Interests Cost of Sales. Vacation Interests cost of sales increased $10.1 million to $25.4 million for the nine months ended September 30, 2015 from $15.3 million for the nine months ended September 30, 2014. The increase in Vacation Interests cost of sales was primarily due to: (i) a $7.9 million increase due to an increase in Vacation Interests sales revenue; and (ii) a $2.2 million net increase in cost of sales under the relative sales value method due to (a) the $25.3 million increase related to the net effect of the transition to one consolidated relative sales value model for all of the U.S. Collections, as described in Note 3 of the accompanying financial statements, as well as other changes in the sales price per point; (b) a $22.5 million decrease due to a proportionately larger increase in recovered inventory during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014; and (c) a decrease of $0.6 million related to other changes in the relative sales value model, including an increase in the provision for uncollectible Vacation Interests sales revenue, changes in sales incentives and other estimates. Vacation Interests cost of sales as a percentage of gross Vacation Interests sales, net increased to 5.8% for the nine months ended September 30, 2015 from 4.0% for the nine months ended September 30, 2014.
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
Income Taxes. Provision for income taxes was $72.5 million for the nine months ended September 30, 2015, as compared to $43.9 million for the nine months ended September 30, 2014. The increase was due to an increase in income before provision for income taxes for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014.

Liquidity and Capital Resources
Overview
We had $340.1 million and $255.0 million in cash and cash equivalents as of September 30, 2015 and December 31, 2014, respectively. Our primary sources of liquidity have historically been cash from operations and the financings discussed below.
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
In addition, we had increases in unsold Vacation Interests, net that did not have an impact on our working capital during the three month periods ended September 30, 2015 and 2014. Specifically, we capitalized $3.2 million and $1.6 million during the three months ended September 30, 2015 and 2014, respectively, related to inventory recovery agreements in the U.S., offset by an equal increase in due to related parties, net. Cash will be used in future periods to settle these amounts. See "Note 7—Transactions with Related Parties" elsewhere in this quarterly report for further detail on inventory recovery agreements. In addition, we transferred $0.3 million and $0.2 million during the three months ended September 30, 2015 and 2014, respectively, from due from related parties, net to unsold Vacation Interests, net, as a result of our recovery of VOI inventory pursuant to inventory recovery arrangements in Europe. Cash was used in prior periods when these amounts were recorded to due from related parties, net. Furthermore, we transferred $10.3 million and $1.1 million from mortgages and contracts receivable, net to unsold Vacation Interests, net during the three months ended September 30, 2015 and 2014, respectively, as a result of our recovery of underlying VOI inventory due to loan defaults.
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
Cash Flow From Operating Activities. During the nine months ended September 30, 2015, net cash provided by operating activities was $133.5 million and was the result of net income of $99.8 million and non-cash items totaling $140.5 million, partially offset by other changes in operating assets and liabilities that resulted in a net credit of $106.9 million. The significant non-cash items included (i) $56.0 million in the provision for uncollectible Vacation Interests sales revenue; (ii) $32.7 million in deferred income taxes, primarily as a result of the provision for income taxes recorded for the nine months ended September 30, 2015; (iii) $25.1 million in depreciation and amortization; (iv) $12.3 million in stock-based compensation expense; (v) $9.5 million in amortization of loan origination costs and net portfolio premiums; (vi) $4.5 million in amortization of capitalized financing costs and original issue discounts; (vii) $0.7 million in loss of foreign currency exchange; and (viii) $0.6 million in unrealized loss on derivative instruments; partially offset by $0.4 million in gain on mortgage repurchases.
During the nine months ended September 30, 2014, net cash provided by operating activities was $78.7 million and was the result of net income of $56.1 million and non-cash items and non-cash and cash loss on extinguishment of debt totaling $175.9 million, partially offset by other changes in operating assets and liabilities that resulted in a net credit of $153.3 million. The significant non-cash items and non-cash and cash loss on extinguishment of debt included (i) $46.8 million of loss on extinguishment of debt (which includes $30.2 million of redemption premium paid in cash and $16.6 million of non-cash write-off of unamortized debt issuance costs and debt discount); (ii) $40.1 million in the provision for uncollectible Vacation Interests sales revenue; (iii) $24.6 million in depreciation and amortization; (iv) $41.5 million in deferred income taxes, primarily as a result of provision for income taxes recorded during the nine months ended September 30, 2014; (v) $12.2 million in stock-based compensation expense; (vi) $6.6 million in amortization of net portfolio discounts; (vii) $4.1 million in amortization of capitalized financing costs and original issue discounts; and (viii) $0.1 million in loss of foreign currency exchange; partially offset by $0.5 million in gain on mortgage repurchases.
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
Cash Flow From Financing Activities. During the nine months ended September 30, 2015, net cash used in financing activities was $19.3 million. Cash used in financing activities consisted of (i) $339.3 million in repayments on our securitization notes and Funding Facilities; (ii) $82.0 million for the repurchase of common stock in accordance with the Stock Repurchase Program; (iii) $18.1 million in repayments on the term loan portion of the Senior Credit Facility; (iv) $10.1 million in repayments on notes payable; (v) a $1.8 million increase in cash in escrow and restricted cash; (vi) $5.3 million in debt issuance costs; and (vii) $0.3 million in payments for derivative instruments. These amounts were partially offset by cash provided by financing activities consisting of (a) $431.2 million from the issuance of debt under our securitization notes and Funding Facilities; (b) $2.5 million in proceeds from the exercise of stock options; and (c) $0.4 million in excess tax benefits from stock-based compensation.

During the nine months ended September 30, 2014, net cash provided by financing activities was $83.7 million. Cash provided by financing activities consisted of (i) $442.8 million in proceeds of the term loan portion of the Senior Credit Facility; (ii) $206.3 million from the issuance of debt under our securitization notes and Funding Facilities; (iii) a $22.7 million decrease in cash in escrow and restricted cash; (iv) $2.3 million in proceeds from the exercise of stock options; and (v) $1.1 million from the issuance of notes payable. These amounts were partially offset by cash used in financing activities consisting of (a) $404.7 million in connection with the redemption of our Senior Secured Notes; (b) $146.2 million in repayments on our securitization notes and Funding Facilities; (c) $28.5 million in repayments on notes payable; (d) $11.0 million in debt issuance costs; and (e) $1.1 million in repayments on our Senior Credit Facility.
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
Vacation Interests cost of sales is excluded from our Adjusted EBITDA calculation because the method by which we are required to record Vacation Interests cost of sales pursuant to ASC 978 (a method designed for companies that, unlike us, engage in significant timeshare development activity) includes various projections and estimates, which are subject to significant uncertainty. Because of the cumulative “true-up” adjustment required by this method, as discussed below, this method can cause major swings in our reported operating income.

Pursuant to ASC 978, if we review our projections and determine that our estimated Vacation Interests cost of sales was higher (or lower) than our actual Vacation Interests cost of sales for the prior life of the project (which, for us, goes back to our acquisition of Sunterra Corporation in 2007), we apply the higher (or lower) Vacation Interests cost of sales retroactively. In such a case, our Vacation Interests cost of sales for the current period will be increased (or reduced) by the entire aggregate amount by which we underestimated (or overestimated) Vacation Interests cost of sales over such period (reflecting a cumulative adjustment extending back to the beginning of the project recorded in the current period). For additional information regarding how we record Vacation Interests cost of sales, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Use of Estimates—Vacation Interests Cost of Sales” in the 2014 Form 10-K.
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
We encourage investors and securities analysts to review our U.S. GAAP condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q/A, and investors and securities analysts should not rely solely or primarily on Adjusted EBITDA or any other single financial measure to evaluate our liquidity or financial performance.
The following tables present Adjusted EBITDA, as calculated in accordance with, and for purposes of covenants contained in, the Senior Credit Facility Agreement, reconciled to each of (1) our net cash provided by operating activities and (2) our net income. The tables below present this reconciliation on an actual basis for the three and nine months ended September 30, 2015 and 2014 and for the 12 months ended September 30, 2015 ("LTM"). LTM is calculated by adding the applicable financial data for the nine months ended September 30, 2015 to the corresponding amount for the year ended December 31, 2014, and then subtracting the corresponding amount for the nine months ended September 30, 2014. LTM Adjusted EBITDA is presented because, as discussed above, certain covenants in the Senior Credit Facility Agreement are based upon Adjusted EBITDA for us and our restricted subsidiaries for the four most recently ended fiscal quarters. Certain of the line items in the tables below have been restated for the three and nine months ended September 30, 2015 and 2014 (see Note 3 and "Note 1—Background, Business and Basis of Presentation" to our condensed consolidated financial statements included elsewhere in this quarterly report).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015 (Restated)	2014 (Restated)	2015 (Restated)	2014 (Restated)	LTM
	(In thousands)
Net cash provided by operating activities (restated)	$47,545	$25,806	$133,507	$78,718	$176,103
Provision for income taxes (restated)	27,173	31,210	72,457	43,914	91,134
Provision for uncollectible Vacation Interests sales(a)	(21,100)	(15,847)	(56,007)	(40,123)	(73,086)
Amortization of capitalized financing costs and original issue discounts(a)	(1,660)	(1,125)	(4,461)	(4,079)	(5,719)
Deferred income taxes(b) (restated)	(10,837)	(30,730)	(32,744)	(41,512)	(28,014)
Loss on foreign currency(c)	(458)	(14)	(656)	(98)	(920)
Gain on mortgage purchase(a)	133	136	412	519	514
Unrealized (loss) gain on derivative instruments(d)	(495)	15	(600)	(181)	(419)
Unrealized gain (loss) on post-retirement benefit plan(e)	86	(43)	—	(128)	(43)
Corporate interest expense(f)	7,935	7,429	22,937	34,502	30,306
Change in operating assets and liabilities excluding acquisitions(g) (restated)	42,077	80,896	106,875	153,263	116,223
Vacation Interests cost of sales(h) (restated)	12,242	(13,089)	25,366	15,275	40,429
Adjusted EBITDA - Consolidated	$102,641	$84,644	$267,086	$240,070	$346,508

(a)	Represents non-cash charge or gain.

(b)	Represents the deferred income tax (liability) asset as a result of the provision for income taxes recorded for each period.

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

(h)
We record Vacation Interests cost of sales using the relative sales value method in accordance with ASC 978, which requires us to make significant estimates which are subject to significant uncertainty. In determining the appropriate amount of costs using the relative sales value method, we rely on complex, multi-year financial models that incorporate a variety of estimated inputs. These models are reviewed on a regular basis, and the relevant estimates used in the models are revised based upon historical results and management's new estimates. In addition, see Note 3 for detailed financial information with respect to the Restatement.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014	LTM
	(In thousands)
Net income (restated)	$39,838	$44,815	$99,848	$56,094	$124,015
Plus: Corporate interest expense(a)	7,935	7,429	22,937	34,502	30,306
Provision for income taxes (restated)	27,173	31,210	72,457	43,914	91,134
Depreciation and amortization(b)	8,030	8,271	25,127	24,601	33,055
Vacation Interests cost of sales(c) (restated)	12,242	(13,089)	25,366	15,275	40,429
Loss on extinguishment of debt(d)	—		—	46,807	—
Impairments and other non-cash write-offs(b)	—	11	12	53	199
(Gain) loss on disposal of assets(b)	(95)	224	(57)	71	(393)
Amortization of loan origination costs(b)	3,332	2,380	9,461	6,591	11,799
Amortization of net portfolio premium (discounts)(b)	24	57	56	(36)	81
Stock-based compensation(e)	4,537	3,336	12,254	12,198	16,258
Adjusted EBITDA - Consolidated	$103,016	$84,644	$267,461	$240,070	$346,883

(a)	Corporate interest expense does not include interest expense related to non-recourse indebtedness incurred by our special-purpose vehicles that is secured by our VOI consumer loans.

(b)	These items represent non-cash charges/gains.

(c)
We record Vacation Interests cost of sales using the relative sales value method in accordance with ASC 978, which requires us to make significant estimates which are subject to significant uncertainty. In determining the appropriate amount of costs using the relative sales value method, we rely on complex, multi-year financial models that incorporate a variety of estimated inputs. These models are reviewed on a regular basis, and the relevant estimates used in the models are revised based upon historical results and management's new estimates. In addition, see Note 3 for detailed financial information with respect to the Restatement.

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
On October 1, 2015, as required by the Conduit Facility, we entered into an interest rate swap agreement effective September 30, 2015, with a notional amount of $97.0 million (the "September 2015 Swap") that is scheduled to mature on September 20, 2025, to manage our exposure to fluctuations in interest rates. We pay interest at a fixed rate of 2.45% based on a floating notional amount according to a pre-determined amortization schedule and receive interest based on one-month floating LIBOR. The September 2015 Swap did not qualify for hedge accounting. See "Note 4—Concentrations of Risk" of our condensed consolidated financial statements included elsewhere in this quarterly report and "Item 3. Quantitative and Qualitative Disclosures about Market Risk" below for further detail on our derivative instruments.
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
Deferred Taxes. As of December 31, 2014, we had available approximately $274.6 million of unused federal NOLs, $270.4 million of unused state NOLs, and $102.0 million of foreign NOLs with expiration dates from 2026 through 2033 (except for certain foreign NOLs that do not expire) that may be applied against future taxable income, subject to certain limitations.

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

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Prior to the filing of our original Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer had concluded that, as of the end of such period, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and within the time frames specified in the SEC's rules and forms and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
In connection with their review of our second quarter 2016 financial statements, our independent registered public accounting firm, BDO USA, LLP, expressed the view that the Company may not have correctly applied the relative sales value inventory valuation model in the preparation of our consolidated financial statements for 2014 and subsequent periods.

In connection with our review of this matter and subsequent determination that we needed to undertake the Restatement, we identified a material weakness in our internal control over financial reporting with respect to the application of complex technical accounting standards to our accounting for Vacation Interests cost of sales (specifically with respect to accounting for the change related to our internal Vacation Interests inventory management strategy as discussed in Note 3). Solely as a result of the identification of this material weakness in our internal control over financial reporting, our Chief Executive Officer and Chief Financial Officer have now concluded that the design of our disclosure controls and procedures were not effective at a reasonable assurance level as of the end of the period covered by this Report.

In connection with the Restatement, management has implemented a remediation plan to make the necessary corrections to our application of the relative sales value inventory valuation model to properly reflect the change related to our internal Vacation Interests inventory management strategy discussed in Note 3 as a change in accounting estimate. The corrected application of the model has been utilized, with appropriate review procedures in place, in addition to the creation of appropriate memoranda and documentation supporting management’s conclusions, in connection with the Restatement and the filing of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016. While we have taken these actions, the matter cannot be deemed to be remediated until application of the model is again reviewed in connection with our issuance of future financial statements.
Changes in Internal Control over Financial Reporting
Except as discussed above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. For further information regarding the Restatement, see Note 3.
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
2.1^
Asset Purchase Agreement, dated as of August 14, 2015, by and among Diamond Resorts Corporation, Ocean Beach Club, LLC, Gold Key Resorts, LLC, Professional Hospitality Resources, Inc., Vacation Rentals, LLC and Resort Promotions, Inc.*

10.1^	Agreement for the Purchase and Sale of Property, dated as of July 28, 2015, by and between Hawaii Funding LLC, Diamond Resorts Kona Development, LLC and Diamond Resorts International, Inc.
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

^ Previously filed as an exhibit to this quarterly report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAMOND RESORTS INTERNATIONAL, INC.

Date:	August 8, 2016	By:	/s/ DAVID F. PALMER
David F. Palmer
President and Chief Executive Officer (principal executive officer)

Date	August 8, 2016	By:	/s/ C. ALAN BENTLEY
C. Alan Bentley
Executive Vice President and Chief Financial Officer (principal financial officer)