Form 10-K/A
period 2015-12-31
Diamond Resorts International, Inc.
filed 2016-08-08
CIK 1566897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-K/A
______________________________________
Amendment No. 1
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

Explanatory Note

This Annual Report on Form 10-K/A of Diamond Resorts International, Inc. (“DRII,” the "Company," "we," or "us") for the year ended December 31, 2015 includes restated consolidated balance sheets as of December 31, 2015 and 2014 and restated consolidated statements of operations and comprehensive income (loss), consolidated statements of stockholders' equity, consolidated statements of cash flows and notes to such consolidated financial statements for the years ended December 31, 2015 and 2014. The consolidated financial statements for the year ended December 31, 2013 have not been restated. We will not file an amended Annual Report on Form 10-K/A for the year ended December 31, 2014. The restatement included in this Annual Report on Form 10-K/A is to reflect a correction in the application of the relative sales value inventory valuation model in the accounting for Vacation Interests cost of sales.
As discussed in "Note 2 — Summary of Significant Accounting Policies" of our consolidated financial statements, included elsewhere in this Annual Report on Form 10-K/A, we use the relative sales value method to account for Vacation Interests cost of sales in accordance with the provisions of Accounting Standards Codification (“ASC”) 978 “Real Estate - Timesharing Activities” (“ASC 978”), for which we rely on complex financial models that began with our implementation of ASC 978 in 2005 and continue prospectively through the theoretical sell-out of the respective inventory. These models incorporate a variety of estimates, including the total revenues to be earned over the life of a "phase" (as defined in ASC 978) based upon an estimated retail sales price per point.
Since our implementation of ASC 978 through the quarter ended June 30, 2014, we treated most of our resort trusts (each a "Diamond Collection") as separate phases (as defined in ASC 978) for which we maintained separate relative sales value models, as the Diamond Collections were considered distinct pools of inventory. During the quarter ended September 30, 2014, we began the practice of transferring (including through bulk transfer agreements) significant amounts of Company-owned inventory and inventory that had been held by certain Diamond Collections in the U.S. (“U.S. Collections”) to those of the Company's U.S. Collections that were in active sales. As a result of this change, the U.S. Collections became more homogeneous in nature (i.e., inventory within a single resort could now be included in multiple U.S. Collections). This represented a change in our internal vacation ownership interests (“Vacation Interests”) inventory management strategy intended to maintain adequate inventory levels to satisfy future projected sales levels.
As a result, during the quarter ended September 30, 2014, we transitioned to one consolidated relative sales value model for all of the U.S. Collections, which was more reflective of our current business model as it relates to our internal Vacation Interests inventory management strategy. In doing so, we combined a higher concentration of inventory within the U.S. Collections that had a lower average future retail sales price per point with a smaller concentration of inventory that had a higher average future retail sales price per point. Accordingly, the total weighted average estimated revenue over the life of the U.S. Collections phase under one model exceeded that of the total individual models combined. In addition, the cost pools of each individual relative sales value model varied due to differences in the acquisition cost of Vacation Interests inventory in each U.S. Collection. The inception-to-date cost off rate was also impacted by these differences in cost when the relative sales value model was changed for the U.S. Collections. This resulted in a lower cumulative cost of sales percentage (higher estimated future revenue and lower overall cost off rate) as of September 30, 2014.
Originally, we had concluded that this decrease in Vacation Interests cost of sales should be recognized prospectively. However, subsequent to the issuance of our consolidated financial statements for the year ended December 31, 2015 and for the quarter ended March 31, 2016, we determined that the change related to our internal Vacation Interests inventory management strategy should have been accounted for as a change in accounting estimate under ASC 978. Specifically, we should have recorded Unsold Vacation Interests, net at the quarterly period ended September 30, 2014 as if the lower Vacation Interests cost of sales percentage was applied at the beginning of the phase. The resulting $33.2 million adjustment in the year ended December 31, 2014 should have been recorded as an increase to Unsold Vacation Interests, net along with a corresponding reduction in the Vacation Interests cost of sales for that period, rather than applying it as a reduction to the future cost of sales percentage. This change also resulted in an increase of $9.0 million to Vacation Interests cost of sales and a corresponding decrease in Unsold Vacation Interests, net for the year ended December 31, 2015.
As such, we have restated our consolidated financial statements for the years ended December 31, 2015 and 2014 to correct our accounting for Vacation Interests cost of sales and Unsold Vacation Interests, net as a result of this change. This restatement did not have any impact on the financial statements as of, or for the year ended, December 31, 2013 or for the quarterly periods included therein. The restatement of our historical consolidated financial statements to reflect this correction in the application of the relative sales value model in accounting for Vacation Interests cost of sales is referred to herein as the "Restatement."
For further information regarding the Restatement, see our Current Report on Form 8-K filed with the Securities and Exchange Commission (the "SEC") on August 8, 2016 (the "Restatement 8-K"), and for detailed financial information with respect to the Restatement, see “Note 3 — Restatement to Previously Issued Financial Statements” of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K/A (“Note 3”).
The following items of the original Form 10-K have been modified or revised in this Form 10-K/A to reflect the Restatement:
Part I. Item 1. Business;
Part II. Item 6. Selected Financial Data;
Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations;
Part II. Item 8. Financial Statements and Supplementary Data;
Part II. Item 9A. Controls and Procedures; and
Part IV. Item 15. Exhibits, Financial Statement Schedules
Our principal executive officer and principal financial officer have provided currently dated certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 in connection with this Restatement; the certifications are filed as Exhibits 31.1, 31.2, 32.1 and 32.2.
This amended Annual Report on Form 10-K/A sets forth the original Annual Report on Form 10-K for the year ended December 31, 2015 in its entirety, except as required to reflect the effects of the Restatement. To the extent that any amounts reported in the original Annual Report on Form 10-K have been modified as a result of the Restatement, such amounts are presented throughout this Annual Report on Form 10-K/A as adjusted for the Restatement. Except for disclosures affected by the Restatement, this amended Annual Report on Form 10-K/A speaks as of the original filing date of February 29, 2016 and does not modify or update disclosures in the original Annual Report on Form 10-K, including the nature and character of such disclosures, to reflect events occurring or items discovered after the original filing date of the Annual Report on Form 10-K.
This amended Annual Report on Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the original filing date of the Annual Report on Form 10-K, including the Restatement 8-K and our amended Quarterly Reports on Form 10-Q/A for the quarterly periods ended September 30, 2015 and March 31, 2016, as filed with SEC on August 8, 2016.

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
Except where the context otherwise requires or where otherwise indicated, references in this annual report on Form 10-K/A to "the Company," "we," "us" and "our" refer to DRP prior to the consummation of the Reorganization Transactions and DRII, as the successor to DRP, following the consummation of the Reorganization Transactions, in each case together with its subsidiaries.

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
On October 16, 2015, we completed the Gold Key Acquisition, which added six managed resorts to our network, in addition to unsold VOIs and other assets. On January 29, 2016, we completed the Intrawest Acquisition, which added nine managed resorts to our network, in addition to a portfolio of Vacation Interests notes receivable, unsold VOIs and other assets. See "Note 1—Background, Business and Basis of Presentation" and "Note 25—Business Combinations" of our consolidated financial statements included elsewhere in this annual report for the definition of and further detail on the Gold Key Acquisition and "Note 31—Subsequent Events" for the definition of and further detail on the Intrawest Acquisition.
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
The charts below show the total revenue and net income (Restated — Note 3) for each segment of our business for the year ended December 31, 2015 (with the percentages representing the relative contributions of these two segments):

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
If our inventory available for sale were to decline significantly, generally or in a particular Diamond Collection, we may need to either substantially reduce the volume of our VOI sales or make significant capital expenditures to replenish our inventory by purchasing points or intervals or building or acquiring new inventory at new or existing resorts. To the extent we need or desire to build or acquire new inventory, we may rely upon arrangements with third-party financial sponsors, such as the arrangement we entered into in 2015 with the Kona Seller, an affiliate of Och-Ziff Real Estate, to develop a new resort on property located in Kona, Hawaii. See "Note 19—Commitments and Contingencies" of our consolidated financial statements included elsewhere in this annual report and "Item 9B.—Other Information" for additional information regarding our arrangement with the Kona Seller. Any such arrangements are subject to a variety of risks, including that the financial sponsor may fail to deliver new inventory promptly or in a manner that meets agreed upon specifications; the financial sponsor may not be able to obtain or maintain financing necessary to build the new inventory; construction may be delayed for various reasons, including due to any delay or failure in obtaining necessary permits or authorizations or the occurrence of natural disasters; and we or the financial sponsor may incur unanticipated project costs. These risks could adversely affect the development of the new inventory.
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
In addition, uninsured losses, natural disasters, terrorism or similar events may also have an adverse effect on our business, operations and financial condition. As an example, the Cabo Azul Resort and the surrounding areas in San Jose Del Cabo, Mexico were severely impacted by Hurricane Odile in September 2014. The storm damaged the buildings as well as the facilities and amenities related to the Cabo Azul Resort, resulting in the Cabo Azul Resort temporarily being taken out of service, until completion of necessary repairs as well as related infrastructure repairs in Baja California Sur by September 1, 2015, when the Cabo Azul Resort was reopened. See "Note 19—Commitments and Contingencies" of our consolidated financial statements included elsewhere in this annual report for further discussion.
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
In connection with our Intrawest Acquisition in January, we expanded our international operations by acquiring VOI sales operations and management contracts at six resorts in Canada. See "Note 31 — Subsequent Events" of our consolidated financial statements included elsewhere in this annual report for the definition of and further detail on the Intrawest Acquisition.
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
There are relationships and transactions between our company and entities associated with our executive officers and directors and between certain of such entities. These relationships and transactions, and the financial interests of our executive officers and directors in the entities party to these relationships and transactions, as well as other financial interests of our executive officers and directors, may create, or may create the appearance of, conflicts of interest, when these executive officers and directors are faced with decisions involving those other entities or that could otherwise affect their financial interests. See "Note 7- Transactions with Related Parties" of our consolidated financial statements included elsewhere in this annual report for further detail on these relationships and transactions.
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
If our internal control over financial reporting is not effective, we may be unable to issue our financial statements in a timely manner, we may be unable to obtain the required audit or review of our financial statements by our independent registered public accounting firm in a timely manner or we may be otherwise unable to comply with the periodic reporting requirements of the SEC, our common stock listing on the NYSE could be suspended or terminated and our stock price could materially suffer. In addition, we or members of our management could be subject to investigation and sanction by the SEC and other regulatory authorities and to claims by stockholders, which could impose significant additional costs on us and divert our management's attention.
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
Dividend Policy
We have never declared or paid any cash dividends on our capital stock. Our current policy, which is subject to regular review by our Board of Directors, is to retain any earnings to finance the development and expansion of our business, as well as to repurchase our common stock. Any future determination to declare cash dividends will be made at the discretion of our Board of Directors, subject to applicable laws, and will depend on our financial condition, results of operations, contractual restrictions, capital requirements, general business conditions, other alternate uses of cash (including stock repurchases) and other then-existing factors that our Board of Directors may deem relevant. The Senior Credit Facility limits our ability to make restricted payments, including the payment of dividends and expenditures for stock repurchases, subject to specified exceptions based upon our excess cash flow sweep payments determined in accordance with the Senior Credit Facility. See "Note 17—Borrowings" of our consolidated financial statements included elsewhere in this annual report for further details.
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
The financial and operating data set forth below (i) through July 24, 2013 is that of DRP and its subsidiaries, after giving retroactive effect to the Reorganization Transactions and (ii) after July 24, 2013 is that of DRII and its subsidiaries. Our historical results are not necessarily indicative of the results that may be expected in any future period. The selected consolidated statement of operations data for the years ended December 31, 2015, 2014 and 2013, and the selected consolidated balance sheet data as of December 31, 2015 and 2014 have been derived from our audited consolidated financial statements included elsewhere in this annual report. The selected consolidated statement of operations data for the years ended December 31, 2012 and 2011 and the selected historical consolidated balance sheet data as of December 31, 2013, 2012 and 2011 have been derived from our audited consolidated statements of operations for the years ended December 31, 2012 and 2011 and our audited consolidated balance sheets as of December 31, 2013, 2012 and 2011 which are not included in this annual report. The selected consolidated financial and operating data as of, and for the years ended, December 31, 2015 and 2014 reflects the impact of the Restatement, which is more fully described in the explanatory note above and Note 3.
The selected consolidated financial and operating data set forth below should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited consolidated financial statements included elsewhere in this annual report as restated (see Note 3).

	Year Ended December 31,
	2015 (Restated)	2014 (Restated)	2013	2012	2011
	($ in thousands, except as otherwise noted)
Statement of Operations Data:
Total revenues	$954,040	$844,566	$729,788	$523,668	$391,021
Total costs and expenses	711,390	701,714	726,536	524,335	390,235
Income (loss) before provision (benefit) for income taxes and discontinued operations	242,650	142,852	3,252	(667)	786
Provision (benefit) for income taxes	98,764	62,591	5,777	(14,310)	(9,517)
Net income (loss)	$143,886	$80,261	$(2,525)	$13,643	$10,303
Other Financial Data (Unaudited):
Capital expenditures	$26,325	$17,950	$15,150	$14,329	$6,276
Net cash provided by (used in):
Operating activities	$175,894	$121,314	$(2,158)	$22,374	$13,099
Investing activities	$(203,685)	$(17,100)	$(58,065)	$(69,355)	$(109,743)
Financing activities	$63,796	$104,919	$80,025	$49,044	$90,377
Operating Data:
Managed resorts (1)	99	93	93	79	71
Affiliated resorts and hotels (1)	247	236	210	180	144
Cruise itineraries (1)	4	4	4	4	4
Total destinations	350	333	307	263	219
Total number of tours (2)	229,782	220,708	207,075	180,981	146,261
Closing percentage (3)	15.0%	14.4%	14.5%	14.8%	14.4%
Total number of VOI sale transactions (4)	34,528	31,759	29,955	26,734	21,093
Average VOI sale price per transaction (5)	$21,285	$18,988	$16,771	$12,510	$10,490
Volume per guest (6)	$3,198	$2,732	$2,426	$1,848	$1,513

	As of December 31,
	2015 (Restated)	2014 (Restated)	2013	2012	2011
	($ in thousands)
Balance Sheet Data:
Cash and cash equivalents	$290,510	$255,042	$47,076	$27,101	$24,676
Vacation Interests notes receivable, net	622,607	498,662	405,454	312,932	283,302
Unsold Vacation Interests, net	382,441	295,333	298,110	315,867	256,805
Total assets	2,017,716	1,611,607	1,301,195	993,008	833,219
Senior Credit Facility, net of unamortized original issue discount	569,931	440,720	—	—	—
Securitization notes and Funding Facilities, net of unamortized original issue discount	642,758	509,208	391,267	256,302	250,895
Senior Secured Notes, net of unamortized original issue discount	—	—	367,892	416,491	415,546
Notes payable	4,750	4,612	23,150	137,906	71,514
Total liabilities	$1,731,542	$1,323,454	$1,093,382	$1,091,607	$950,421

(1)	As of the end of each period.

(2)	Represents the number of sales presentations at our sales centers during the period presented.

(3)	Represents the percentage of VOI sales closed relative to the total number of tours at our sales centers during the period presented.

(4)	Represents the number of VOI sale transactions during the period presented.

(5)	Represents the average purchase price (not in thousands) of VOIs sold during the period presented.

(6)	Represents VOI sales (not in thousands) divided by the total number of tours during the period presented.

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

Explanatory Note

The discussion and analysis below gives effect to the Restatement, which reflects a correction in the application of the relative sales value model in accounting for Vacation Interests cost of sales for 2015 and 2014. To the extent that any amounts reported in the original Annual Report on Form 10-K have been modified as a result of the Restatement, such amounts are presented throughout this Annual Report on Form 10-K/A as adjusted for the Restatement. For further information regarding the Restatement, see “Note 3-Restatement to Previously Issued Financial Statements” of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K/A (“Note 3”).

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

Comparison of the Year Ended December 31, 2015 to the Year Ended December 31, 2014 (Restated — See Note 3)

	Year Ended December 31, 2015				Year Ended December 31, 2014
	Hospitality and Management Services	Vacation Interests Sales and Financing (Restated)	Corporate and Other (Restated)	Total (Restated)	Hospitality and Management Services	Vacation Interests Sales and Financing (Restated)	Corporate and Other (Restated)	Total (Restated)
	(In thousands)
Revenues:
Management and member services	$165,169	$—	$—	$165,169	$152,201	$—	$—	$152,201
Consolidated resort operations	15,356	—	—	15,356	38,406	—	—	38,406
Vacation Interests sales, net of provision $0, $80,772, $0, $80,772, $0, $57,202, $0 and $57,202, respectively	—	624,283	—	624,283	—	532,006	—	532,006
Interest	—	78,989	1,330	80,319	—	66,849	1,549	68,398
Other	7,222	61,691	—	68,913	8,691	44,864	—	53,555
Total revenues	187,747	764,963	1,330	954,040	199,298	643,719	1,549	844,566
Costs and Expenses:
Management and member services	34,293	—	—	34,293	33,184	—	—	33,184
Consolidated resort operations	14,535	—	—	14,535	35,409	—	—	35,409
Vacation Interests cost of sales	—	37,719	—	37,719	—	30,338	—	30,338
Advertising, sales and marketing	—	350,411	—	350,411	—	297,095	—	297,095
Vacation Interests carrying cost, net	—	39,671	—	39,671	—	35,495	—	35,495
Loan portfolio	1,410	9,478	—	10,888	1,303	7,508	—	8,811
Other operating	—	28,371	—	28,371	—	22,135	—	22,135
General and administrative	—	—	112,501	112,501	—	—	102,993	102,993
Depreciation and amortization	—	—	34,521	34,521	—	—	32,529	32,529
Interest expense	—	16,895	31,581	48,476	—	15,072	41,871	56,943
Loss on extinguishment of debt	—	—	—	—	—	—	46,807	46,807
Impairments and other write-offs	—	—	12	12	—	—	240	240
Gain on disposal of assets	—	—	(8)	(8)	—	—	(265)	(265)
Total costs and expenses	50,238	482,545	178,607	711,390	69,896	407,643	224,175	701,714
Income (loss) before provision for income taxes	137,509	282,418	(177,277)	242,650	129,402	236,076	(222,626)	142,852
Provision for income taxes	—	—	98,764	98,764	—	—	62,591	62,591
Net income (loss)	$137,509	$282,418	$(276,041)	$143,886	$129,402	$236,076	$(285,217)	$80,261

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

Total costs and expenses increased $9.7 million, or 1.4%, to $711.4 million for the year ended December 31, 2015 from $701.7 million for the year ended December 31, 2014. Total costs and expenses for the year ended December 31, 2015 included a $14.9 million non-cash stock-based compensation charge and a $7.8 million cash charge in connection with the termination of the services agreement between JHJM and HM&C, but did not include any consolidated resort operations expense associated with our resorts in St. Maarten as a result of the St. Maarten Deconsolidation. Total costs and expenses for the year ended December 31, 2014 included the following cash and non-cash items: (i) a $46.8 million loss on extinguishment of debt, of which $16.6 million was non-cash; (ii) a $16.2 million non-cash stock-based compensation charge; and (iii) $22.0 million in consolidated resort operations expense associated with our resorts in St. Maarten, and (iv) a decrease in Vacation Interests cost of sales of $33.2 million in December 31, 2014 related to a change in the relative sales value model (See Note 3). Excluding the effect of the St. Maarten Deconsolidation, total costs and expenses would have increased $31.6 million, or 4.7%, for the year ended December 31, 2015, as compared to the year ended December 31, 2014.

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
Vacation Interests Cost of Sales. Vacation Interests cost of sales increased $7.4 million to $37.7 million for the year ended December 31, 2015 from $30.3 million for the year ended December 31, 2014. The increase in Vacation Interests cost of sales was primarily due to: (i) a $12.2 million increase due to an increase in Vacation Interests sales revenue; and (ii) a $4.8 million net decrease in cost of sales under the relative sales value method due to (a) a $42.4 million decrease due to a proportionately larger increase in recovered inventory during the year ended December 31, 2015 as compared to the year ended December 31, 2014; (b) a $36.5 million increase related to the net effect of the transition to one consolidated relative sales value model for all of the U.S. Collections, as described in Note 3 of the accompanying financial statements, as well as other changes in the sales price per point; (c) a $3.4 million increase related to the impact of the Gold Key Acquisition in October 2015 on the relative sales value calculation; and (d) a remaining decrease of $2.3 million related to other changes in the relative sales value model, including an increase in the provision for uncollectible Vacation Interests sales revenue, changes in sales incentives and other estimates.
Vacation Interests cost of sales as a percentage of Vacation Interests sales, net increased to 6.0% for the year ended December 31, 2015 from 5.7% for the year ended December 31, 2014. See "Note 2—Summary of Significant Accounting Policies—Vacation Interests Cost of Sales" of our consolidated financial statements included elsewhere in this annual report for additional information regarding the relative sales value method.
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
Income Taxes. Provision for income taxes was $98.8 million for the year ended December 31, 2015, as compared to $62.6 million for the year ended December 31, 2014. The increase was due to an increase in our income before provision for income taxes. There are numerous timing differences in our reporting of income and expenses for financial reporting and income tax reporting purposes, which include, but are not limited to, the use of the installment method of accounting for reporting of VOI sales and interest income, stock-based compensation expense and the utilization of our net operating loss carry forwards ("NOLs").

Comparison of the Year Ended December 31, 2014 (Restated — Note 3) to the Year Ended December 31, 2013

	Year Ended December 31, 2014				Year Ended December 31, 2013
	Hospitality and Management Services	Vacation Interests Sales and Financing (Restated)	Corporate and Other (Restated)	Total (Restated)	Hospitality and Management Services	Vacation Interests Sales and Financing	Corporate and Other	Total
	(In thousands)
Revenues:
Management and member services	$152,201	$—	$—	$152,201	$131,238	$—	$—	$131,238
Consolidated resort operations	38,406	—	—	38,406	35,512	—	—	35,512
Vacation Interests sales, net of provision of $0, $57,202, $0, $57,202, $0, $44,670, $0 and $44,670, respectively	—	532,006	—	532,006	—	464,613	—	464,613
Interest	—	66,849	1,549	68,398	—	55,601	1,443	57,044
Other	8,691	44,864	—	53,555	8,673	32,708	—	41,381
Total revenues	199,298	643,719	1,549	844,566	175,423	552,922	1,443	729,788
Costs and Expenses:
Management and member services	33,184	—	—	33,184	37,907	—	—	37,907
Consolidated resort operations	35,409	—	—	35,409	34,333	—	—	34,333
Vacation Interests cost of sales	—	30,338	—	30,338	—	56,695	—	56,695
Advertising, sales and marketing	—	297,095	—	297,095	—	258,451	—	258,451
Vacation Interests carrying cost, net	—	35,495	—	35,495	—	41,347	—	41,347
Loan portfolio	1,303	7,508	—	8,811	1,111	8,520	—	9,631
Other operating	—	22,135	—	22,135	—	12,106	—	12,106
General and administrative	—	—	102,993	102,993	—	—	145,925	145,925
Depreciation and amortization	—	—	32,529	32,529	—	—	28,185	28,185
Interest expense	—	15,072	41,871	56,943	—	16,411	72,215	88,626
Loss on extinguishment of debt	—	—	46,807	46,807	—	—	15,604	15,604
Impairments and other write-offs	—	—	240	240	—	—	1,587	1,587
Gain on disposal of assets	—	—	(265)	(265)	—	—	(982)	(982)
Gain on bargain purchase from business combinations	—	—	—	—	—	—	(2,879)	(2,879)
Total costs and expenses	69,896	407,643	224,175	701,714	73,351	393,530	259,655	726,536
Income (loss) before provision for income taxes	129,402	236,076	(222,626)	142,852	102,072	159,392	(258,212)	3,252
Provision for income taxes	—	—	62,591	62,591	—	—	5,777	5,777
Net income (loss)	$129,402	$236,076	$(285,217)	$80,261	$102,072	$159,392	$(263,989)	$(2,525)
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
Total costs and expenses decreased $24.8 million, or 3.4%, to $701.7 million for the year ended December 31, 2014 from $726.5 million for the year ended December 31, 2013. Total costs and expenses for the year ended December 31, 2014 included the following cash and non-cash items totaling $63.0 million: (i) a $46.8 million loss on extinguishment of debt, of which $16.6 million was non-cash and (ii) a $16.2 million non-cash stock-based compensation charge, partially offset by a $33.2 million decrease in Vacation Interests cost of sales related to a change in the application of the relative sales value model (See Note 3). Total costs and expenses for the year ended December 31, 2013 included the following cash and non-cash items totaling $63.8 million: (i) a $40.5 million non-cash stock-based compensation charge, primarily attributable to immediately-vested stock options issued in connection with the consummation of the IPO during the year ended December 31, 2013 (see "Note 22—Stock-Based Compensation" of our consolidated financial statements included elsewhere in this annual report for further detail on these stock options); (ii) a $15.6 million loss on extinguishment of debt, of which $7.5 million was non-cash; and (iii) a $10.5 million charge related to the final settlement of a lawsuit related to a dispute over certain parcels of land in Mexico (the "Alter Ego Suit"), $5.5 million of which was non-cash and represented the carrying value of our interest in these parcels that were transferred to the plaintiff upon settlement of the lawsuit, partially offset by a $2.9 million gain on bargain purchase from business combinations resulting from the July 24, 2013 acquisition of management agreements for certain resorts from Monarch Owner Services, LLC, Resort Services Group, LLC and Monarch Grand Vacations Management, LLC for $47.4 million in cash (the "PMR Service Companies Acquisition").

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
Vacation Interests Cost of Sales. Vacation Interests cost of sales decreased $26.4 million to $30.3 million for the year ended December 31, 2014 from $56.7 million for the year ended December 31, 2013. The decrease in Vacation Interests cost of sales was primarily due to: (i) an $8.2 million increase due to an increase in Vacation Interests sales revenue; and (ii) a $34.6 million net decrease in cost of sales under the relative sales value method due to (a) the $34.7 million decrease related to the net effect of the transition to one consolidated relative sales value model for all of the U.S. Collections, as described in Note 3, as well as other changes in the sales price per point; (b) a $5.7 million decrease due to a proportionately larger increase in recovered inventory during the year ended December 31, 2014 as compared to the year ended December 31, 2013; (c) a $5.6 million increase due to the impact of the Island One Acquisition on the relative sales value calculation during the year ended December 31, 2013; and (d) a remaining increase of $0.2 million is related to other changes in the relative sales value model, including an increase in the provision for uncollectible Vacation Interests sales revenue, changes in sales incentives and other estimates.
Vacation Interests cost of sales as a percentage of Vacation Interests sales, net decreased to 5.7% for the year ended December 31, 2014 from 12.2% for the year ended December 31, 2013. See "Note 2-Summary of Significant Accounting Policies-Vacation Interests Cost of Sales" of our consolidated financial statements included elsewhere in this annual report for additional information regarding the relative sales value method.
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
Income Taxes. Provision for income taxes was $62.6 million for the year ended December 31, 2014, as compared to $5.8 million for the year ended December 31, 2013. The increase was due to an increase in our income before provision for income taxes. There are numerous timing differences in our reporting of income and expenses for financial reporting and income tax reporting purposes, which include, but are not limited to, the use of the installment method of accounting for reporting of VOI sales and interest income, stock-based compensation expense and the utilization of our NOLs.

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
Cash Flows From Operating Activities (Restated — Note 3). During the year ended December 31, 2015, net cash provided by operating activities was $175.9 million and was the result of net income of $143.9 million and non-cash revenues and expenses totaling $192.0 million, offset by other changes in operating assets and liabilities that resulted in a net credit of $160.0 million. The significant non-cash revenues and expenses included (i) $80.8 million in the provision for uncollectible Vacation Interests sales revenue; (ii) $42.5 million in deferred income taxes, primarily related to current favorable tax law regarding recognition of income from financed Vacation Interests sales and the utilization of our NOLs; (iii) $34.5 million in depreciation and amortization; (iv) $14.9 million in stock-based compensation expense; (v) $12.7 million in amortization of capitalized loan origination costs and portfolio discounts (net of premiums); (vi) $6.2 million in amortization of capitalized financing costs and original issue discounts; (vii) $1.2 million in loss on foreign currency exchange; (viii) $0.5 million in unrealized loss on derivative instruments; and (ix) $0.1 million in loss on investment in joint venture, offset by $0.9 million in excess tax benefits from stock-based compensation and $0.5 million in gain on mortgage repurchases.
During the year ended December 31, 2014, net cash provided by operating activities was $121.3 million and was the result of net income of $80.3 million and non-cash revenues and expenses totaling $203.7 million, offset by other changes in operating assets and liabilities that resulted in a net credit of $162.6 million. The significant non-cash revenues and expenses and non-cash and cash loss on extinguishment of debt included (i) $57.2 million in the provision for uncollectible Vacation Interests sales revenue; (ii) $46.8 million of loss on extinguishment of debt (which included $30.2 million of redemption premium paid in cash using the proceeds from the Senior Credit Facility and $16.6 million of non-cash write-off of unamortized debt issuance costs and debt discount); (iii) $32.5 million in depreciation and amortization; (iv) $36.8 million in deferred income taxes, primarily related to current favorable tax law regarding recognition of income from financed Vacation Interests sales and the utilization of our NOLs; (v) $16.2 million in stock-based compensation expense; (vi) $8.9 million in amortization of capitalized loan origination costs and portfolio discounts (net of premiums); (vii) $5.3 million in amortization of capitalized financing costs and original issue discounts; (viii) $0.4 million in loss on foreign currency exchange; (ix) $0.2 million in impairments and other write-offs; and (x) $0.2 million in unrealized loss on post-retirement benefit plan, offset by (a) $0.6 million in gain on mortgage repurchases and (b) $0.3 million in gain from disposal of assets.
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
On December 22, 2014, we entered into a First Amendment to the Senior Credit Facility Agreement, which allowed the accelerated use of restricted payments for our stock repurchase program (the “First Amendment”). On December 3, 2015, we entered into a Second Amendment and First Incremental Assumption Agreement (the “Second Amendment”) to the Senior Credit Facility Agreement. The Second Amendment provides for an additional $150.0 million Incremental Term Loan that bears the same interest rate and terms as described for the original term loan above. We received $147.0 million in proceeds upon the closing of the Incremental Term Loan, which was issued with a 2.0% original issue discount. See "Note 17—Borrowings" of our consolidated financial statements included elsewhere in this annual report for other significant terms and covenant requirements of the Senior Credit Facility.
As indicated in "Note 17—Borrowings" of our consolidated financial statements included elsewhere in this annual report, covenants in the Senior Credit Facility Agreement requiring us to prepay outstanding amounts under the term loan using a portion of our excess cash flows, and covenants limiting our ability to incur indebtedness, to make certain investments and to pay dividends or make other equity distributions and purchase or redeem capital stock and the financial covenant compliance that is triggered by having more than 25% of the revolving credit commitment outstanding at the end of any quarter, are determined by reference to Adjusted EBITDA for us and our restricted subsidiaries. Covenants included in the Notes Indenture that governed the Senior Secured Notes were similarly determined by reference to Adjusted EBITDA for us and our restricted subsidiaries. As of December 31, 2015, all of our subsidiaries were designated as restricted subsidiaries, as defined in the Senior Credit Facility Agreement.
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
We encourage investors and securities analysts to review our U.S. GAAP consolidated financial statements included elsewhere in this annual report on Form 10-K/A, and investors and securities analysts should not rely solely or primarily on Adjusted EBITDA or any other single financial measure to evaluate our liquidity or financial performance.
The following tables present Adjusted EBITDA as calculated in accordance with, and for purposes of covenants contained in, the Senior Credit Facility Agreement, reconciled to each of (i) our net cash provided by (used in) operating activities and (ii) our net income (loss) for the years ended December 31, 2015, 2014 and 2013 for certain of the line items in the tables below for the years ended December 31, 2015 and 2014 (see Note 3).

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Net cash provided by (used in) operating activities (restated)	$175,894	$121,314	$(2,158)
Provision for income taxes (restated)	98,764	62,591	5,777
Provision for uncollectible Vacation Interests sales revenue (a)	(80,772)	(57,202)	(44,670)
Amortization of capitalized financing costs and original issue discounts (a)	(6,233)	(5,337)	(7,079)
Non-cash expense related to the Alter Ego Suit (a)	—	—	(5,508)
Deferred income taxes (b) (restated)	(42,470)	(36,782)	(3,264)
Excess tax benefits from stock-based compensation (c)	922	—	—
Loss on foreign currency (d)	(1,210)	(362)	(245)
Gain on mortgage purchase (a)	515	621	111
Unrealized loss on derivative instruments (e)	(462)	—	—
Unrealized loss on post-retirement benefit plan (f)	—	(171)	(887)
Loss on investment in joint venture (a)	(122)	—	—
Corporate interest expense (g)	31,581	41,871	72,215
Change in operating assets and liabilities excluding acquisitions (h) (restated)	160,010	162,611	149,178
Vacation Interests cost of sales (i) (restated)	37,719	30,338	56,695
Adjusted EBITDA - Consolidated	$374,136	$319,492	$220,165

(a)	Represents non-cash charge or gain.

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

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Net income (loss) (restated)	$143,886	$80,261	$(2,525)
Plus: Corporate interest expense (a)	31,581	41,871	72,215
Provision for income taxes (restated)	98,764	62,591	5,777
Depreciation and amortization (b)	34,521	32,529	28,185
Vacation Interests cost of sales (c) (restated)	37,719	30,338	56,695
Loss on extinguishment of debt (d)	—	46,807	15,604
Impairments and other non-cash write-offs (b)	12	240	1,587
Gain on the disposal of assets (b)	(8)	(265)	(982)
Gain on bargain purchase from business combinations (b)(e)	—	—	(2,879)
Amortization of loan origination costs (b)	12,635	8,929	5,419
Amortization of net portfolio premium (discounts) (b)	78	(11)	536
Stock-based compensation (f)	14,948	16,202	40,533
Adjusted EBITDA - Consolidated	$374,136	$319,492	$220,165

(a)	Corporate interest expense does not include interest expense related to non-recourse indebtedness incurred by our special-purpose subsidiaries that is secured by our VOI consumer loans.

(b)	These items represent non-cash charges/gains.

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
Conduit Facility. Our amended and restated Conduit Facility agreement provides for a $200.0 million facility with a maturity date of April 10, 2017. The Conduit Facility is renewable for 364-day periods at the election of the lenders upon maturity. The overall advance rate on loans receivable in the portfolio is limited to 88% of the aggregate face value of the eligible loans. The Conduit Facility bears interest at either LIBOR or the commercial paper rate (having a floor of 0.50%) plus a usage-fee rate of 2.25%, and had a non-usage fee of 0.75%. See "Note 17—Borrowings" of our consolidated financial statements included elsewhere in this annual report for further details on the Conduit Facility.
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
Securitization Notes. In addition to the Conduit Facility and Quorum Facility, we generally sell or securitize a substantial portion of the consumer loans we generate from our customers through securitization financings. See "Note 17—Borrowings" of our consolidated financial statements included elsewhere in this annual report for further details on the securitization notes.
Notes Payable. Notes Payable primarily consist of unsecured notes to finance premiums on our insurance policies. See "Note 17—Borrowings" of our consolidated financial statements included elsewhere in this annual report for further detail on these borrowings.
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
Deferred Taxes. As of December 31, 2015, we had available $123.7 million of unused federal NOLs, $159.1 million of unused state NOLs, and $113.0 million of foreign NOLs with expiration dates from 2021 through 2033 (except for certain foreign NOLs that do not expire) that may be applied against future taxable income, subject to certain limitations. As a result of the IPO and the resulting change in ownership, our federal NOLs are limited under Internal Revenue Code Section 382. State NOLs are subject to similar limitations in many cases.
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

Our accrued liabilities in the consolidated balance sheet included elsewhere in this annual report include unrecognized tax benefits. As of December 31, 2015, we had gross unrecognized tax benefits of $78.0 million. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities; therefore, such amounts are not included in the contractual obligations table above.
Information Regarding Geographic Areas of Operation. See "Note 27—Segment Reporting" of our consolidated financial statements included elsewhere in this annual report for our geographic segment information.

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

None.

ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Prior to the filing of our original Annual Report on Form 10-K for the fiscal year ended December 31, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer had concluded that, as of the end of such period, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and within the time frames specified in the SEC's rules and forms and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. During the second quarter of 2016, in connection with our determination to undertake the Restatement, we identified a material weakness in our internal control over financial reporting with respect to the application of complex technical accounting standards to our accounting for Vacation Interests cost of sales (specifically with respect to accounting for the change related to our internal Vacation Interests inventory management strategy as discussed in Note 3), as discussed below.
Solely as a result of our identification of this material weakness in our internal control over financial reporting, our Chief Executive Officer and Chief Financial Officer have now concluded that the design of our disclosure controls and procedures were not effective at a reasonable assurance level as of the end of the period covered by this Report.
Management's Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.
Prior to the filing of our original Annual Report on Form 10-K for the fiscal year ended December 31, 2015, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013). Based on this assessment, our management had previously concluded that as of December 31, 2015, our internal control over financial reporting was effective.
In connection with their review of our second quarter 2016 financial statements, our independent registered public accounting firm, BDO USA, LLP, expressed the view that we may not have correctly applied the relative sales value inventory valuation model in the preparation of our consolidated financial statements for 2014 and subsequent periods.
In connection with our review of this matter and subsequent determination that we needed to undertake the Restatement, we identified a material weakness in our internal control over financial reporting with respect to the application of complex technical accounting standards to our accounting for Vacation Interests cost of sales (specifically with respect to accounting for the change related to our internal Vacation Interests inventory management strategy as discussed in Note 3). A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.
In light of our identification of this material weakness, our management reassessed the effectiveness of our internal control over financial reporting as of the last day of the period covered by the report. Based on this reassessment, and solely due to our identification of this material weakness, our management now believes that, as of December 31, 2015, our internal control over financial reporting was not effective.
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
BDO USA, LLP has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K/A and, as part of its audit, has issued an attestation report, included herein, on the effectiveness of our internal control over financial reporting.

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
Las Vegas, Nevada

We have audited Diamond Resorts International, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Diamond Resorts International, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. In our report dated February 29, 2016, we expressed an unqualified opinion on the effectiveness of internal control over financial reporting as of December 31, 2015. Subsequent to February 29, 2016, Diamond Resorts International, Inc. and Subsidiaries identified a material misstatement in its annual and quarterly consolidated financial statements for the years ended December 31, 2015 and 2014, and for the Quarter ended March 31, 2016 requiring restatement of such financial statements. Management revised its assessment of internal control over financial reporting due to the identification of the material weakness, described in the following paragraph in connection with the financial statement restatement. Accordingly, our opinion on the effectiveness of Diamond Resorts International, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2015 expressed herein is different from that expressed in our previous report.
A material weakness regarding management’s failure to design and maintain controls over unsold vacation interests and vacation interest cost of sales has been identified and described in management’s revised assessment. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audits of the 2015 and 2014 financial statements (as restated).
In our opinion Diamond Resorts International, Inc. and Subsidiaries did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Diamond Resorts International, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015 and our report dated February 29, 2016, except for Notes 3, 10, 15, 18, 24 and 27 which are as of August 8, 2016, expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Las Vegas, Nevada
February 29, 2016, except for the effects of the material weakness, which is as of August 8, 2016

ITEM 9B.    OTHER INFORMATION

As previously disclosed, we and our indirect wholly-owned subsidiary, Diamond Resorts Kona Development, LLC (the “Kona Buyer”), entered into the Kona Agreement with the Kona Seller, an affiliate of Och-Ziff Real Estate, related to the development by the Kona Seller of a new resort on property to be acquired by the Kona Seller located in Kona, Hawaii.
 On February 25, 2016, we entered into a First Amendment to the Kona Agreement (the “Kona Amendment”) with the Kona Buyer and the Kona Seller, extending the Feasibility Period and the Termination Outside Date, each as defined in the Kona Agreement, to June 30, 2016 and July 7, 2016, respectively. The description of the Kona Amendment set forth above is qualified in its entirety by reference to the full text of the Kona Amendment, which is attached as Exhibit 10.66 to this annual report on Form 10-K/A and is incorporated herein by reference.

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

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this Annual Report

1. Consolidated Financial Statements
See the consolidated financial statements required to be filed in this Form 10-K/A commencing on page F-1 hereof.
2. Exhibits

Exhibit	Description
2.1
Asset Purchase Agreement, dated as of October 24, 2011, among Pacific Monarch Resorts, Inc., Vacation Interval Realty, Inc., Vacation Marketing Group, Inc., MGV Cabo, LLC, Desarrollo Cabo Azul, S. de R.L. de C.V., Operadora MGVM S. de R.L. de C.V., and DPM Acquisition, LLC (incorporated by reference to Exhibit 10.1 to Diamond Resorts Corporation’s Current Report on Form 8-K filed on October 28, 2011**)

2.2
Asset Purchase Agreement, dated as of August 14, 2015, by and among Diamond Resorts Corporation, Ocean Beach Club, LLC, Gold Key Resorts, LLC, Professional Hospitality Resources, Inc., Vacation Rentals, LLC and Resort Promotions, Inc. (incorporated by reference to Exhibit 2.1 to Diamond Resorts International, Inc.’s Quarterly Report on Form 10-Q filed on November 4, 2015***)

3.1
Amended and Restated Certificate of Incorporation of Diamond Resorts International, Inc. (incorporated by reference to Exhibit 3.1 to Diamond Resorts International, Inc.’s Quarterly Report on Form 10-Q filed on August 8, 2013***)

3.2
Amended and Restated Bylaws of Diamond Resorts International, Inc. (incorporated by reference to Exhibit 3.2 to Diamond Resorts International, Inc.’s Quarterly Report on Form 10-Q filed on August 8, 2013***)

4.1
Form of Common Stock Certificate of Diamond Resorts International, Inc. (incorporated by reference to Exhibit 4.1 to Diamond Resorts International, Inc.'s Amendment No. 1 to Registration Statement on Form S-1 filed on July 9, 2013****)

10.1
Purchase Agreement, dated as of April 30, 2010, by and between Diamond Resorts Finance Holding Company and DRI Quorum 2010 LLC (incorporated by reference to Exhibit 10.11 to Amendment No. 1 to Diamond Resorts Corporation’s Registration Statement on Form S-4 filed on May 2, 2011**)

10.2
Indenture, dated as of April 1, 2011, by and among Diamond Resorts Owner Trust 2011-1, Diamond Resorts Financial Services, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.7 to Diamond Resorts Corporation’s Annual Report on Form 10-K filed on March 30, 2012**)

10.3
Note Purchase Agreement, dated as of April 21, 2011, by and between Diamond Resorts Owner Trust 2011-1 and Diamond Resorts Corporation, and confirmed and accepted by Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 10.8 to Diamond Resorts Corporation’s Annual Report on Form 10-K filed on March 30, 2012**)

10.4
Second Amended and Restated Registration Rights Agreement, dated as of July 21, 2011, by and among Diamond Resorts Parent, LLC and the parties named therein (incorporated by reference to Exhibit 10.6 to Diamond Resorts Corporation’s Current Report on Form 8-K filed on July 26, 2011**)

10.5^
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
10.35
Credit Agreement, dated as of September 11, 2013, by and among Diamond Resorts Corporation, as borrower, Diamond Resorts International, Inc., the lenders party thereto and Credit Suisse AG, as administrative agent, and the exhibits and schedules thereto (incorporated by reference to Exhibit 10.1 to Diamond Resorts International, Inc.'s Current Report on Form 8-K filed on September 17, 2013***)

10.36
Second Amendment and First Incremental Assumption Agreement to the Credit Agreement, dated as of December 3, 2015, among Diamond Resorts International, Inc., Diamond Resorts Corporation, Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and the lender entities party thereto (incorporated by reference to Exhibit 10.1 to Diamond Resorts International, Inc.'s Current Report on Form 8-K filed on December 8, 2015***)

10.37
Indenture, dated as of September 20, 2013, by and among Diamond Resorts Tempus Owner Trust 2013, as issuer, Diamond Resorts Financial Services, Inc., as Servicer, and Wells Fargo Bank, National Association, as indenture trustee and back-up servicer (incorporated by reference to Exhibit 10.1 to Diamond Resorts International, Inc.'s Current Report on Form 8-K filed on September 26, 2013***)

10.38
Sale Agreement, dated as of September 20, 2013, by and among Diamond Resorts Tempus Seller 2013, LLC, as seller, Diamond Resorts Tempus Owner Trust 2013, as issuer, and their respective permitted successors and assigns (incorporated by reference to Exhibit 10.2 to Diamond Resorts International, Inc.'s Current Report on Form 8-K filed on September 26, 2013***)

10.39
Omnibus Amendment, dated as of October 18, 2013, by and among Diamond Resorts Issuer 2008 LLC, as Issuer; Diamond Resorts Corporation, Diamond Resorts Holdings, LLC and Diamond Resorts International, Inc., as Performance Guarantors; Diamond Resorts Depositor 2008 LLC, as Depositor; Diamond Resorts Financial Services, Inc., as Servicer; Wells Fargo Bank, National Association, as Indenture Trustee, Custodian and Back-Up Servicer; Credit Suisse AG, New York Branch, as Administrative Agent and a Funding Agent; GIFS Capital Company, LLC, as Conduit; and Diamond Resorts Finance Holding Company, as Seller (incorporated by reference to Exhibit 10.1 to Diamond Resorts International, Inc.'s Current Report on Form 8-K filed on October 24, 2013***)

10.40
Omnibus Amendment No. 2, dated as of September 26, 2014, by and among Diamond Resorts Issuer 2008 LLC, as Issuer; Diamond Resorts Corporation, Diamond Resorts Holdings, LLC and Diamond Resorts International, Inc., as Performance Guarantors; Diamond Resorts Depositor 2008 LLC, as Depositor; Diamond Resorts Financial Services, Inc., as Servicer; Wells Fargo Bank, National Association, as Indenture Trustee, Custodian and Back-Up Servicer; Credit Suisse AG, New York Branch, as Administrative Agent and a Funding Agent; GIFS Capital Company, LLC, as Conduit; and Diamond Resorts Finance Holding Company, as Seller (incorporated by reference to Exhibit 10.3 to Diamond Resorts International, Inc.’s Quarterly Report on Form 10-Q filed on November 4, 2014***)

10.41
Omnibus Amendment dated June 26, 2015, among Diamond Resorts Issuer 2008 LLC, as issuer, Diamond Resorts Depositor 2008 LLC, as depositor, Diamond Resorts Corporation, Diamond Resorts Holdings, LLC, and Diamond Resorts International, Inc., each in its capacity as performance guarantor, Diamond Resorts Finance Holding Company, as seller, Diamond Resorts Financial Services, Inc., as servicer, Wells Fargo Bank, National Association, as trustee, as custodian and as back-up servicer, GIFS Capital Company, LLC, as a conduit, and Credit Suisse AG, New York Branch, as administrative agent (incorporated by reference to Exhibit 10.1 to Diamond Resorts International, Inc.’s Current Report on Form 8-K filed on July 2, 2015***)

10.42
Omnibus Amendment No. 2, dated July 1, 2015, among Diamond Resorts Issuer 2008 LLC, as issuer, Diamond Resorts Depositor 2008 LLC, as depositor, Diamond Resorts Corporation, Diamond Resorts Holdings, LLC, and Diamond Resorts International, Inc., each in its capacity as performance guarantor, Diamond Resorts Finance Holding Company, as seller, Diamond Resorts Financial Services, Inc., as servicer, Wells Fargo Bank, National Association, as trustee, as custodian and as back-up servicer, GIFS Capital Company, LLC, as a conduit, and Credit Suisse AG, New York Branch, as administrative agent (incorporated by reference to Exhibit 10.13 to Diamond Resorts International, Inc.’s Quarterly Report on Form 10-Q filed on August 5, 2015***)

10.43
Sale Agreement, dated as of November 20, 2013, by and between Diamond Resorts Seller 2013-2, LLC, as Seller, and Diamond Resorts Owner Trust 2013-2, as Issuer, and their respective permitted successors and assigns (incorporated by reference to Exhibit 10.1 to Diamond Resorts International, Inc.’s Current Report on Form 8-K filed on November 26, 2013***)

10.44
Indenture, dated as of November 20, 2013, by and among Diamond Resorts Owner Trust 2013-2, as Issuer, Diamond Resorts Financial Services, Inc., as Servicer, and Wells Fargo Bank, National Association, as Indenture Trustee and Back-up Servicer (incorporated by reference to Exhibit 10.2 to Diamond Resorts International, Inc.’s Current Report on Form 8-K filed on November 26, 2013***)

10.45
Credit Agreement, dated as of May 9, 2014, by and among Diamond Resorts Corporation, Diamond Resorts International, Inc., the lenders party thereto and Credit Suisse AG, as administrative agent and collateral agent, including forms of Security Agreement and Guarantee Agreement and other exhibits and schedules thereto (incorporated by reference to Exhibit 10.1 to Diamond Resorts International, Inc.’s Current Report on Form 8-K filed on May 15, 2014***)

10.46
First Amendment to Credit Agreement, dated as of December 22, 2014, by and among Diamond Resorts Corporation, Diamond Resorts International, Inc., the lenders party thereto and Credit Suisse AG, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to Diamond Resorts International, Inc.’s Current Report on Form 8-K filed on December 30, 2014***)

10.47
Sale Agreement, dated as of November 20, 2014, by and between Diamond Resorts Seller 2014-1, LLC and Diamond Resorts Owner Trust 2014-1 (incorporated by reference to Exhibit 10.1 to Diamond Resorts International, Inc.’s Current Report on Form 8-K filed on November 21, 2014***)

10.48
Indenture, dated as of November 20, 2014, by and among Diamond Resorts Owner Trust 2014-1, Diamond Resorts Financial Services, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to Diamond Resorts International, Inc.’s Current Report on Form 8-K filed on November 21, 2014***)

10.49
Sale Agreement, dated as of July 29, 2015, by and between Diamond Resorts Seller 2015-1, LLC and Diamond Resorts Owner Trust 2015-1 (incorporated by reference to Exhibit 10.1 to Diamond Resorts International, Inc.’s Current Report on Form 8-K filed on August 3, 2015***)

10.50
Indenture, dated as of July 29, 2015, by and among Diamond Resorts Owner Trust 2015-1, Diamond Resorts Financial Services, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to Diamond Resorts International, Inc.’s Current Report on Form 8-K filed on August 3, 2015***)

10.51
Sale Agreement, dated as of November 17, 2015, by and between Diamond Resorts Seller 2015-2, LLC and Diamond Resorts Owner Trust 2015-2 (incorporated by reference to Exhibit 10.1 to Diamond Resorts International, Inc.’s Current Report on Form 8-K filed on November 19, 2015***)

10.52
Indenture, dated as of November 17, 2015, by and among Diamond Resorts Owner Trust 2015-2, Diamond Resorts Financial Services, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to Diamond Resorts International, Inc.’s Current Report on Form 8-K filed on November 19, 2015***)

10.53+
Master Agreement, dated as of January 6, 2015, by and among Diamond Resorts International, Inc., Diamond Resorts Corporation, Hospitality Management and Consulting Service, L.L.C., Stephen J. Cloobeck, Cloobeck Companies, LLC, JHJM Nevada I, LLC and, solely for limited purposes stated therein, Nevada Resort Properties Polo Towers Limited Partnership (incorporated by reference to Exhibit 10.1 to Diamond Resorts International, Inc.’s Current Report on Form 8-K filed on January 6, 2015***)

10.54
Membership Interest Purchase Agreement, dated as of January 6, 2015, by and among Diamond Resorts Corporation, Cloobeck Companies, LLC and Chautauqua Management, LLC (incorporated by reference to Exhibit 10.2 to Diamond Resorts International, Inc.’s Current Report on Form 8-K filed on January 6, 2015***)

10.55
Assignment and Assumption Agreement, dated as of January 6, 2015, by and among Diamond Resorts Corporation, JHJM Nevada I, LLC and Nevada Resort Properties Polo Towers Limited Partnership (incorporated by reference to Exhibit 10.3 to Diamond Resorts International, Inc.’s Current Report on Form 8-K filed on January 6, 2015***)

10.56+
Employment Agreement, dated as of January 1, 2015, by and between Hospitality Management and Consulting Service, L.L.C. and David F. Palmer (incorporated by reference to Exhibit 10.41 to Diamond Resorts International, Inc.'s Annual Report on Form 10-K filed on February 26, 2015***)

10.57+
Employment Agreement, dated as of January 1, 2015, by and between Hospitality Management and Consulting Service, L.L.C. and C. Alan Bentley (incorporated by reference to Exhibit 10.42 to Diamond Resorts International, Inc.’s Annual Report on Form 10-K filed on February 26, 2015***)

10.58+
Employment Agreement, dated as of January 1, 2015, by and between Hospitality Management and Consulting Service, L.L.C. and Howard S. Lanznar (incorporated by reference to Exhibit 10.43 to Diamond Resorts International, Inc.’s Annual Report on Form 10-K filed on February 26, 2015***)

10.59+
Employment Agreement, dated as of January 1, 2015, by and between Hospitality Management and Consulting Service, L.L.C. and Steven F. Bell (incorporated by reference to Exhibit 10.45 to Diamond Resorts International, Inc.’s Annual Report on Form 10-K filed on February 26, 2015***)

10.60+
Employment Agreement, dated May 19, 2015, by and between Diamond Resorts International Marketing, Inc. and Michael Flaskey (incorporated by reference to Exhibit 10.1 to Diamond Resorts International, Inc.’s Current Report on Form 8-K filed on May 26, 2015***)

10.61+
First Amendment to Employment Agreement, dated May 20, 2015, by and between Hospitality Management and Consulting Service, L.L.C. and David F. Palmer (incorporated by reference to Exhibit 10.2 to Diamond Resorts International, Inc.’s Current Report on Form 8-K filed on May 26, 2015***)

10.62+
First Amendment to Employment Agreement, dated May 20, 2015, by and between Hospitality Management and Consulting Service, L.L.C. and C. Alan Bentley (incorporated by reference to Exhibit 10.3 to Diamond Resorts International, Inc.’s Current Report on Form 8-K filed on May 26, 2015***)

10.63+
First Amendment to Employment Agreement, dated May 20, 2015, by and between Hospitality Management and Consulting Service, L.L.C. and Howard S. Lanznar (incorporated by reference to Exhibit 10.4 to Diamond Resorts International, Inc.’s Current Report on Form 8-K filed on May 26, 2015***)

10.64+
First Amendment to Employment Agreement, dated May 20, 2015, by and between Hospitality Management and Consulting Service, L.L.C. and Steven F. Bell (incorporated by reference to Exhibit 10.5 to Diamond Resorts International, Inc.’s Current Report on Form 8-K filed on May 26, 2015***)

10.65
Agreement for the Purchase and Sale of Property, dated as of July 28, 2015, by and between Hawaii Funding LLC, Diamond Resorts Kona Development, LLC and Diamond Resorts International, Inc. (incorporated by reference to Exhibit 10.1 to Diamond Resorts International, Inc.’s Quarterly Report on Form 10-Q filed on November 4, 2015***)

10.66^
First Amendment to Agreement for the Purchase and Sale of Property, dated as of February 25, 2016, by and between Hawaii Funding LLC, Diamond Resorts Kona Development, LLC and Diamond Resorts International, Inc.

21.1^	Subsidiaries of Diamond Resorts International, Inc.
23.1*	Consent of BDO USA, LLP
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act as of 1934, as amended
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
The following materials from Diamond Resorts International, Inc.'s Annual Report on Form 10-K/A for the year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statements of Stockholders' Equity, (iv) the Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements, furnished herewith.

* Filed herewith.
^ Previously filed as an exhibit to this annual report.
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
C. Alan Bentley
Executive Vice President and Chief Financial Officer (principal financial officer)

INDEX TO FINANCIAL STATEMENTS

PAGE NUMBER
Audited Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Financial Statements
Consolidated Balance Sheets as of December 31, 2015 (restated) and 2014 (restated)	F-3
Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2015 (restated), 2014 (restated) and 2013	F-4
Consolidated Statement of Stockholders' Equity for the years ended December 31, 2015 (restated), 2014 (restated) and 2013	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2015 (restated), 2014 (restated) and 2013	F-6

Notes to the Consolidated Financial Statements (restated)	F-9

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
As discussed in Note 3 to the consolidated financial statements, the 2015 and 2014 financial statements have been restated to correct a misstatement related to accounting for unsold vacation interests and vacation interests cost of sales.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Diamond Resorts International, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria) and our report dated February 29, 2016, except for the effects of the material weakness, which is as of August 8, 2016, expressed an adverse opinion thereon.

/s/ BDO USA, LLP
Las Vegas, Nevada
February 29, 2016, except for Notes 3, 10, 15, 18, 24 and 27 which are as of August 8, 2016

.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2015 and 2014 (Restated — Note 3)
(In thousands, except share data)

	2015 (Restated)	2014 (Restated)
Assets:
Cash and cash equivalents	$290,510	$255,042
Cash in escrow and restricted cash	98,295	68,358
Vacation Interests notes receivable, net of allowance of $165,331 and $130,639, respectively	622,607	498,662
Due from related parties, net	42,435	51,651
Other receivables, net	55,786	59,821
Income tax receivable	147	696
Deferred tax asset	1,104	864
Prepaid expenses and other assets, net	100,647	86,439
Unsold Vacation Interests, net	382,441	295,333
Property and equipment, net	95,361	70,871
Assets held for sale	1,672	14,452
Goodwill	104,521	30,632
Other intangible assets, net	222,190	178,786
Total assets	$2,017,716	$1,611,607
Liabilities and Stockholders' Equity:
Accounts payable	$15,144	$14,084
Due to related parties, net	54,778	34,768
Accrued liabilities	221,919	134,680
Income taxes payable	360	338
Deferred income taxes	102,036	60,047
Deferred revenues	119,720	124,997
Senior Credit Facility, net of unamortized original issue discount of $4,735 and $2,055, respectively	569,931	440,720
Securitization notes and Funding Facilities, net of unamortized original issue discount of $103 and $156, respectively	642,758	509,208
Derivative liabilities	146	—
Notes payable	4,750	4,612
Total liabilities	1,731,542	1,323,454
Commitments and contingencies (see Note 19)
Stockholders' equity:
Common stock $0.01 par value per share; authorized - 250,000,000 shares; issued 71,928,002 and 75,732,088 shares, respectively	719	757
Preferred stock $0.01 par value per share; authorized - 5,000,000 shares	—	—
Additional paid-in capital	381,475	482,732
Accumulated deficit	(15,812)	(159,698)
Accumulated other comprehensive loss	(20,151)	(19,561)
Subtotal	346,231	304,230
Less: Treasury stock at cost; 2,222,383 and 642,900 shares, respectively	(60,057)	(16,077)
Total stockholders' equity	286,174	288,153
Total liabilities and stockholders' equity	$2,017,716	$1,611,607
The accompanying notes are an integral part of these consolidated financial statements.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the years ended December 31, 2015, 2014 (Restated — Note 3) and 2013
(In thousands, except per share data)

	2015 (Restated)	2014 (Restated)	2013
Revenues:
Management and member services	$165,169	$152,201	$131,238
Consolidated resort operations	15,356	38,406	35,512
Vacation Interests sales, net of provision of $80,772, $57,202 and $44,670, respectively	624,283	532,006	464,613
Interest	80,319	68,398	57,044
Other	68,913	53,555	41,381
Total revenues	954,040	844,566	729,788
Costs and Expenses:
Management and member services	34,293	33,184	37,907
Consolidated resort operations	14,535	35,409	34,333
Vacation Interests cost of sales	37,719	30,338	56,695
Advertising, sales and marketing	350,411	297,095	258,451
Vacation Interests carrying cost, net	39,671	35,495	41,347
Loan portfolio	10,888	8,811	9,631
Other operating	28,371	22,135	12,106
General and administrative	112,501	102,993	145,925
Depreciation and amortization	34,521	32,529	28,185
Interest expense	48,476	56,943	88,626
Loss on extinguishment of debt	—	46,807	15,604
Impairments and other write-offs	12	240	1,587
Gain on disposal of assets	(8)	(265)	(982)
Gain on bargain purchase from business combinations	—	—	(2,879)
Total costs and expenses	711,390	701,714	726,536
Income before provision for income taxes	242,650	142,852	3,252
Provision for income taxes	98,764	62,591	5,777
Net income (loss)	143,886	80,261	(2,525)
Other comprehensive income (loss):
Currency translation adjustments, net of tax of $0	(2,466)	(3,545)	2,543
Post-retirement benefit plan, net of tax of $0	1,893	171	(2,064)
Other	(17)	(10)	77
Total other comprehensive (loss) income, net of tax	(590)	(3,384)	556
Comprehensive income (loss)	$143,296	$76,877	$(1,969)
Net income (loss) per share:
Basic	$1.97	$1.06	$(0.04)
Diluted	$1.91	$1.04	$(0.04)
Weighted average common shares outstanding:
Basic	72,881	75,466	63,704
Diluted	75,479	76,947	63,704

The accompanying notes are an integral part of these consolidated financial statements.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the years ended December 31, 2015, 2014 (Restated — Note 3) and 2013
($ in thousands, except share data)

	Common Stock Shares Outstanding	Common Stock Par Value	Additional Paid-in Capital	Accumulated Deficit (Restated)	Accumulated Other Comprehensive (Loss) Income	Less: Treasury Stock at Cost	Total Stockholders' Equity (Restated)
Balance as of December 31, 2012	54,057,867	$541	$155,027	$(237,434)	$(16,733)	$—	$(98,599)
Issuance of common stock in the IPO, net of related costs	16,100,000	161	204,171	—	—	—	204,332
Issuance of common stock in the Island One Acquisition	5,236,251	52	73,255	—	—	—	73,307
Repurchase of outstanding warrants	—	—	(10,346)	—	—	—	(10,346)
Stock-based compensation	64,284	1	41,087	—	—	—	41,088
Net loss for the year ended December 31, 2013	—	—	—	(2,525)	—	—	(2,525)
Other comprehensive income (loss):
Currency translation adjustments, net of tax of $0	—	—	—	—	2,543	—	2,543
Unrealized loss on post-retirement benefit plan, net of tax of $0	—	—	—	—	(2,064)	—	(2,064)
Other	—	—	—	—	77	—	77
Balance as of December 31, 2013	75,458,402	755	463,194	(239,959)	(16,177)	—	207,813
Exercise of stock options	227,500	2	3,353	—	—	—	3,355
Stock-based compensation	46,186	—	16,185	—	—	—	16,185
Common stock repurchased under the Stock Repurchase Program	(642,900)	—	—	—	—	(16,077)	(16,077)
Net income for the year ended December 31, 2014 (Restated)	—	—	—	80,261	—	—	80,261
Other comprehensive income (loss):
Currency translation adjustments, net of tax of $0	—	—	—	—	(3,545)	—	(3,545)
Post-retirement benefit plan, net of tax of $0	—	—	—	—	171	—	171
Other	—	—	—	—	(10)	—	(10)
Balance as of December 31, 2014 (Restated)	75,089,188	757	482,732	(159,698)	(19,561)	(16,077)	288,153
Exercise of stock options	188,495	2	2,937	—	—	—	2,939
Stock-based compensation	141,490	1	14,408	—	—	—	14,409
Excess tax benefits from stock-based compensation	—	—	922	—	—	—	922
Common stock repurchased under the Stock Repurchase Program	(5,713,554)	—	—	—	—	(163,545)	(163,545)
Retirement of treasury stock	—	(41)	(119,524)	—	—	119,565	—
Net income for the year ended December 31, 2015 (Restated)	—	—	—	143,886	—	—	143,886
Other comprehensive income (loss):
Currency translation adjustment, net of tax of $0	—	—	—	—	(2,466)	—	(2,466)
Deconsolidation of St. Maarten post-retirement benefit plan, net of tax of $0	—	—	—	—	1,893	—	1,893
Other	—	—	—	—	(17)	—	(17)
Balance as of December 31, 2015 (Restated)	69,705,619	$719	$381,475	$(15,812)	$(20,151)	$(60,057)	$286,174

The accompanying notes are an integral part of these consolidated financial statements.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2015, 2014 (Restated — Note 3) and 2013
(In thousands)

	2015 (Restated)	2014 (Restated)	2013
Operating activities:
Net income (loss)	$143,886	$80,261	$(2,525)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for uncollectible Vacation Interests sales revenue	80,772	57,202	44,670
Amortization of capitalized financing costs and original issue discounts	6,233	5,337	7,079
Amortization of capitalized loan origination costs and net portfolio discounts	12,713	8,918	5,955
Depreciation and amortization	34,521	32,529	28,185
Stock-based compensation	14,948	16,202	40,533
Excess tax benefits from stock-based compensation	(922)	—	—
Non-cash expense related to Alter Ego Suit	—	—	5,508
Loss on extinguishment of debt	—	46,807	15,604
Impairments and other write-offs	12	240	1,587
Gain on disposal of assets	(8)	(265)	(982)
Gain on bargain purchase from business combinations, net of tax	—	—	(2,879)
Deferred income taxes	42,470	36,782	3,264
Loss on foreign currency exchange	1,210	362	245
Gain on mortgage repurchase	(515)	(621)	(111)
Unrealized loss on derivative instruments	462	—	—
Unrealized loss on post-retirement benefit plan	—	171	887
Loss on investment in joint venture	122	—	—
Changes in operating assets and liabilities excluding acquisitions:
Cash in escrow and restricted cash	(16,137)	3,256	(4,901)
Vacation Interests notes receivable	(216,954)	(158,842)	(128,803)
Due from related parties, net	18,581	2,580	(11,568)
Other receivables, net	3,726	(5,412)	(5,853)
Prepaid expenses and other assets, net	10,044	(16,823)	(6,534)
Unsold Vacation Interests, net	(50,613)	(10,378)	7,131
Accounts payable	1,374	(288)	(6,446)
Due to related parties, net	23,084	(8,413)	(20,842)
Accrued liabilities	70,783	17,628	13,119
Income taxes receivable and payable	572	(1,402)	1,247
Deferred revenues	(4,470)	15,483	14,272
Net cash provided by (used in) operating activities	$175,894	$121,314	$(2,158)

The accompanying notes are an integral part of these consolidated financial statements.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS—Continued
For the years ended December 31, 2015, 2014 (Restated — Note 3) and 2013
(In thousands)

	2015 (Restated)	2014 (Restated)	2013
Investing activities:
Property and equipment capital expenditures	$(26,325)	$(17,950)	$(15,150)
Purchase of intangible assets	(8,993)	—	—
Investment in joint venture in Asia	(1,500)	—	—
Purchase of assets in connection with the Gold Key Acquisition, net of cash acquired of $66	(167,434)	—	—
Purchase of assets in connection with the PMR Service Companies Acquisition	—	—	(47,417)
Cash acquired in connection with the Island One Acquisition	—	—	569
Proceeds from sale of assets	567	850	3,933
Net cash used in investing activities	(203,685)	(17,100)	(58,065)
Financing activities:
Changes in restricted cash	(13,817)	9,363	(38,645)
Proceeds from issuance of Senior Credit Facility	147,000	442,775	—
Proceeds from issuance of revolving credit facility	—	—	15,000
Proceeds from issuance of securitization notes and Funding Facilities	649,159	466,325	552,677
Proceeds from issuance of notes payable	—	1,113	5,357
Payments on Senior Credit Facility	(18,109)	(2,225)	—
Payments on revolving credit facility	—	—	(15,000)
Payments on Senior Secured Notes, including redemption premium	—	(404,683)	(56,628)
Payments on securitization notes and Funding Facilities	(515,728)	(348,454)	(427,472)
Payments on notes payable	(13,003)	(30,721)	(137,220)
Payments of debt issuance costs	(11,706)	(15,852)	(9,996)
Excess tax benefits from stock-based compensation	922	—	—
Proceeds from issuance of common and preferred stock, net of related costs	—	—	204,332
Repurchase of outstanding warrants	—	—	(10,346)
Common stock repurchased under the Stock Repurchase Program	(163,545)	(16,077)	—
Payments related to early extinguishment of notes payable	—	—	(2,034)
Proceeds from exercise of stock options	2,939	3,355	—
Payments for derivative instrument	(316)	—	—
Net cash provided by financing activities	63,796	104,919	80,025
Net increase in cash and cash equivalents	36,005	209,133	19,802
Effects of changes in exchange rates on cash and cash equivalents	(537)	(1,167)	173
Cash and cash equivalents, beginning of period	255,042	47,076	27,101
Cash and cash equivalents, end of period	$290,510	$255,042	$47,076

The accompanying notes are an integral part of these consolidated financial statements.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS —Continued
For the years ended December 31, 2015, 2014 (Restated — Note 3) and 2013
(In thousands)

	2015 (Restated)	2014 (Restated)	2013
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash interest paid on corporate indebtedness	$24,954	$55,208	$62,956
Cash interest paid on securitization notes and Funding Facilities	$16,761	$15,068	$16,597
Cash paid for taxes, net of cash tax refunds	$2,903	$3,094	$1,245
Purchase of assets in connection with the Gold Key Acquisition (2015), the Island One Acquisition and the PMR Service Companies Acquisition (2013):
Fair value of assets acquired	$111,722	$—	$134,404
Gain on bargain purchase recognized	—	—	(2,879)
Goodwill acquired	73,879	—	30,632
Cash paid	(167,500)	—	(47,417)
DRII common stock issued	—	—	(73,307)
Deferred tax liability	—	—	(19,140)
Liabilities assumed	$18,101	$—	$22,293

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Insurance premiums financed through issuance of notes payable	$13,141	$10,599	$11,480
Assets held for sale reclassified to unsold Vacation Interests, net	$12,488	$—	$—
Unsold Vacation Interests, net reclassified to property and equipment	$—	$5,995	$—
Unsold Vacation Interests, net reclassified to assets held for sale	$—	$4,254	$9,758
Information technology software and support financed through issuance of notes payable	$—	$472	$—

The accompanying notes are an integral part of these consolidated financial statements.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1	— Background, Business and Basis of Presentation
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
On October 16, 2015, the Company completed its acquisition of substantially all of the assets of Ocean Beach Club, LLC, Gold Key Resorts, LLC, Professional Hospitality Resources, Inc., Vacation Rentals, LLC and Resort Promotions, Inc.(collectively, the “Gold Key Companies”) relating to their operation of their vacation ownership business in Virginia Beach,
Virginia and the Outer Banks, North Carolina (the "Gold Key Acquisition"). The Company acquired management contracts, real property interests, unsold vacation ownership interests and other assets of the Gold Key Companies, adding six additional managed resorts to the Company’s resort network, in exchange for a cash purchase price of $167.5 million and the assumption of certain non-interest-bearing liabilities. At the closing of the Gold Key Acquisition, an additional $6.2 million was deposited

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

into an escrow account to support the Company’s obligations under the Default Recovery Agreement, which is treated as restricted cash in the accompanying consolidated balance sheet. See "Note 9—Prepaid expenses and other assets, net" for further detail on the Default Recovery Agreement.
Basis of Presentation
Except where the context otherwise requires or where otherwise indicated, the consolidated financial statements and other historical financial data included in this annual report on Form 10-K/A are (i) those of DRP and its subsidiaries through July 24, 2013, after giving retroactive effect to the Reorganization Transactions and (ii) those of DRII and its subsidiaries after July 24, 2013.
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
In addition, significant estimates are used by the Company to estimate compensation expense related to employee and non-employee stock options issued by the Company under the Diamond Resorts International, Inc. 2013 Incentive Compensation Plan (the "2013 Plan") and the Company's 2015 Equity Incentive Compensation Plan (the "2015 Plan"). The Company utilizes the Black-Scholes option-pricing model to estimate the fair value of the stock options granted to its employees (including, from an accounting perspective, non-employee directors in their capacity as such) and employees and independent contractors of HM&C through December 31, 2014 and Mr. Lowell D. Kraff, the Vice Chairman of the Board of Directors of the Company (with respect to the stock-based compensation issued to him in connection with the IPO) ("Non-Employees"). The expected volatility is calculated based on the historical volatility of the stock prices for a group of identified peer companies for the expected term of the stock options on the grant date (which is significantly greater than the volatility of the S&P 500® index as a whole during the same period) due to the lack of historical trading prices for the Company's common stock. The average expected option life represents the period of time the stock options are expected to be outstanding at the issuance date based on management’s estimate using the simplified method prescribed under the SEC Staff Accounting Bulletin Topic 14: Share-Based Payment ("SAB 14") for employee grants and the contractual term for Non-Employee grants. The risk-free interest rate is calculated based on U.S. Treasury zero-coupon yield, with a remaining term that approximates the expected option life assumed at the date of issuance. The expected annual dividend per share is 0% based on the Company’s expected dividend rate. See "Note 22—Stock-Based Compensation" for further detail on the Company's stock options issued under the 2013 Plan and the 2015 Plan.
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
Vacation Interests Cost of Sales—At the time the Company records Vacation Interests sales revenue, it records the related Vacation Interests cost of sales. The Company records Vacation Interests cost of sales using the relative sales value method in accordance with ASC 978. This method, which was originally designed more for developers of timeshare resorts, requires the Company to make a number of projections and estimates, which are subject to significant uncertainty. In order to determine the amounts that must be expensed for each dollar of Vacation Interests sales with respect to a particular phase. The Company is required to prepare a forecast of sales and certain costs for the entire phase’s life cycle. These forecasts require the Company to estimate, among other things, the costs to acquire (or if applicable, build) additional VOIs, the total revenues expected to be earned for the phase (including estimations of sales price per point and the aggregate number of points to be sold), the proper provision for uncollectible Vacation Interests sales revenue, sales incentives, and the projected future cost and volume of recoveries of VOIs. Then, these costs as a percentage of Vacation Interests sales are determined and that percentage is applied retroactively to all prior sales and is applied to sales within the current period and future periods with respect to a particular phase. These projections are reviewed on a regular basis, and the relevant estimates used in the projections are revised (if necessary) based upon historical results and management's new estimates. The Company requires a seasoning of pricing strategy changes before such changes fully affect the projections, which generally occurs over a six-month period. If any estimates are revised, the Company is required to adjust its Vacation Interests cost of sales using the revised estimates, and the entire adjustment required to correct Vacation Interests cost of sales over the life of a phrase to date is taken in the period in which the estimates are revised. Accordingly, small changes in any of the numerous estimates in the model can have a significant financial statement impact, both positively and negatively, due to the retroactive adjustment required by ASC 978. See “Unsold Vacation Interests, net” below for further detail. All of these costs are allocated to the Vacation Interests sales and financing business segment. See "Note 3 — Restatement of Previously Issued Financial Statements” (“Note 3”) for a discussion of changes made to the Company's application of the relative sales value model as of the years ended December 31, 2015 and 2014.
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
Vacation Interests Carrying Cost, Net—The Company is responsible for paying annual maintenance fees and reserves to the HOAs and the Collection Associations on its unsold VOIs. Vacation Interests carrying cost, net also includes amounts paid for delinquent maintenance fees related to VOIs eligible for recovery pursuant to the Company's inventory recovery and assignment agreements ("IRAAs") except for amounts that are capitalized to unsold Vacation Interests, net. See "Note 7—Transactions with Related Parties—Inventory Recovery and Assignment Agreements" for further detail on IRAAs.
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

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

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
Stock-based Compensation Expense—The Company accounts for stock-based compensation in accordance with ASC 718, "Compensation - Stock Compensation" ("ASC 718"). The Company measures stock-based compensation awards using a fair value method and records the related expense in its consolidated statements of operations and comprehensive income (loss). See "Note 22—Stock-Based Compensation" for further detail on the Company's stock-based compensation awards.
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

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Vacation Interests notes receivable that the Company originates or acquires are recorded net of (i) deferred loan and contract costs; (ii) the discount or premium on the acquired mortgage pool; and (iii) the related allowance for loan and contract losses. Loan and contract origination costs incurred in connection with providing financing for VOIs are capitalized and amortized over the term of the related Vacation Interests notes receivable as an adjustment to interest revenue using the effective interest method. Because the Company currently sells VOIs only in the form of points, the Company originates contracts receivables, and is not currently originating any new mortgages. The Company records a sales provision for estimated mortgage and contracts receivable losses as a reduction to Vacation Interests sales revenue. This provision is calculated as projected gross losses for originated Vacation Interests notes receivable, taking into account estimated VOI recoveries. If actual Vacation Interests notes receivable losses differ materially from these estimates, the Company's future results of operations may be adversely impacted.
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
Due from Related Parties, Net and Due to Related Parties, Net—Amounts due from related parties, net, and due to related parties, net consist primarily of transactions with HOAs or Collection Associations for which the Company acts as the management company. See "Note 7—Transactions with Related Parties" for further detail. Due to the fact that the right of offset exists between the Company and the respective HOAs and Collection Associations, the Company evaluates amounts due to and from each HOA and Collection Association at each reporting period to present the balances as either a net due to or a net due from related parties in accordance with the requirements of ASC 210, “Balance Sheet—Offsetting.”
Assets Held for Sale—Assets held for sale are recorded at the lower of cost or their estimated fair value less costs to sell and are not subject to depreciation. Sale of the assets classified as such is probable, and transfer of the assets is expected to qualify for recognition as a completed sale, generally within one year of the balance sheet date. See "Note 14—Assets Held for Sale" for further information.
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

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

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
As discussed in "Note 2—Summary of Significant Accounting Policies" of our consolidated financial statements, the Company uses the relative sales value method to account for Vacation Interests cost of sales in accordance with the provisions of Accounting Standards Codification (“ASC”) “Real Estate - Timesharing Activities” (“ASC 978”), for which the Company relies on complex financial models that began with the Company’s implementation of ASC 978 in 2005 and continue prospectively through the theoretical sell-out of the respective inventory. These models incorporate a variety of estimates, including the total revenues to be earned over the life of a “phase” (as defined in ASC 978) based upon an estimated retail sales price per point.
Since the Company’s implementation of ASC 978 through the quarter ended June 30, 2014, the Company treated most of its resort trusts (each a “Diamond Collection”) as separate phases for which the Company maintained separate relative sales value models, as the Diamond Collections were considered distinct pools of inventory. During the quarter ended September 30, 2014, the Company began the practice of transferring (including through bulk transfer agreements) significant amounts of Company-owned inventory and inventory that had been held by certain Diamond Collections in the U.S. (“U.S. Collections”) to those of the Company’s U.S. Collections that were in active sales. As a result of this change, the U.S. Collections became more homogeneous in nature (i.e., inventory within a single resort could now be included in multiple U.S. Collections). This represented a change in the Company’s internal vacation ownership interests (“Vacation Interests”) inventory management strategy intended to maintain adequate inventory levels to satisfy future projected sales levels.
As a result, during the quarter ended September 30, 2014, the Company transitioned to one consolidated relative sales value model for all of the U.S. Collections, which was more reflective of the Company’s current business model as it relates to the Company’s internal Vacation Interests inventory management strategy. In doing so, the Company combined a higher concentration of inventory within the U.S. Collections that had a lower average future retail sales price per point with a smaller concentration of inventory that had a higher average future retail sales price per point. Accordingly, the total weighted average estimated revenue over the life of the U.S. Collections phase under one model exceeded that of the total individual models combined. In addition, the cost pools of each individual relative sales value model varied due to differences in the acquisition cost of Vacation Interests inventory in each U.S. Collection. The inception-to-date cost off rate was also impacted by these differences in cost when the relative sales value model was changed for the U.S. Collections. This resulted in a lower cumulative cost of sales percentage (higher estimated future revenue and lower overall cost off rate) as of September 30, 2014.
Originally, the Company had concluded that this decrease in Vacation Interests cost of sales should be recognized prospectively. However, subsequent to the issuance of the Company’s consolidated financial statements for the year ended December 31, 2015 and for the quarter ended March 31, 2016, management determined that the change related to the Company’s internal Vacation Interests inventory management strategy should have been accounted for as a change in accounting estimate under ASC 978. Specifically, the Company should have recorded Unsold Vacation Interests, net in the quarterly period ended September 30, 2014 as if the lower Vacation Interests cost of sales percentage was applied at the beginning of the phase. The resulting $33.2 million adjustment in the year ended December 31, 2014 should have been recorded as an increase to Unsold Vacation Interests, net along with a corresponding reduction in the Vacation Interests cost of sales for that period, rather than applying it as a reduction to the future cost of sales percentage. This change also resulted in an increase of $9.0 million to Vacation Interests cost of sales and a corresponding decrease in Unsold Vacation Interests, net for the year ended December 31, 2015. The restatement to reflect this correction in the application of the relative sales value model in accounting for Vacation Interests cost of sales is referred to herein as the "Restatement."

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The table below sets forth balances as originally reported for balance sheet categories impacted by the Restatement, the impact of the Restatement on such categories and revised balances for such categories as of December 31 of each of the following years (in thousands):

	2015			2014
	As originally reported	Impact of Restatement	As restated	As originally reported	Impact of Restatement	As restated
Unsold Vacation Interests, net	$358,278	$24,163	$382,441	$262,172	$33,161	$295,333
Income tax receivable	147	—	147	467	229	696
Deferred tax asset	577	527	1,104	423	441	864
Total assets	$1,993,026	$24,690	$2,017,716	$1,577,776	$33,831	$1,611,607

Accrued liabilities	$221,662	$257	$221,919	$134,680	$—	$134,680
Income taxes payable	346	14	360	108	230	338
Deferred income taxes	92,829	9,207	102,036	47,250	$12,797	60,047
Total liabilities	1,722,064	9,478	1,731,542	1,310,427	13,027	1,323,454
Accumulated deficit	(31,024)	15,212	(15,812)	(180,502)	20,804	(159,698)
Total stockholders' equity	270,962	15,212	286,174	267,349	20,804	288,153
Total liabilities and stockholders' equity	$1,993,026	$24,690	$2,017,716	$1,577,776	$33,831	$1,611,607

The table below sets forth the amount as originally reported for the categories presented in the consolidated statement of operations and comprehensive income (loss) that were impacted by the Restatement, the impact of the Restatement on such categories and restated amount for such categories for each of the years ended December 31 (in thousands, except per share data):

	2015			2014
	As originally reported	Impact of Restatement	As restated	As originally reported	Impact of Restatement	As restated
Vacation Interests cost of sales	$28,721	$8,998	$37,719	$63,499	$(33,161)	$30,338
Total costs and expenses	702,392	8,998	711,390	734,875	(33,161)	701,714
Income before provision for income taxes	251,648	(8,998)	242,650	109,691	33,161	142,852
Provision for income taxes	102,170	(3,406)	98,764	50,234	12,357	62,591
Net income (loss)	$149,478	$(5,592)	$143,886	$59,457	$20,804	$80,261
Net income (loss) per share:
Basic	$2.05	$(0.08)	$1.97	$0.79	$0.27	$1.06
Diluted	$1.98	$(0.07)	$1.91	$0.77	$0.27	$1.04
The restatement of Vacation Interests cost of sale resulted in a restatement of (i) income taxes receivables, deferred tax asset, accrued liabilities (related to the liability for unrecognized tax benefit), deferred income taxes and accumulated deficit in our consolidated balance sheets for the periods presented above, and (ii) Vacation Interests cost of sale and provision for income taxes in our consolidated statements of operations and comprehensive income for the periods presented above.
We had an $0.08 and $0.07 decrease to our basic net income per share and diluted net income per share, respectively, as a result of the Restatement for the year ended December 31, 2015. Our basic net income per share and diluted net income per share for the same period, after giving effect to the Restatement, was $1.97 and $1.91, respectively, compared to $2.05 and $1.98, respectively, as originally reported.
We had a $0.27 increase to our basic and diluted net income per share as a result of the Restatement for the year ended December 31, 2014. Our basic net income per share and diluted net income per share for the same period, after giving effect to the Restatement was $1.06 and $1.04, respectively, compared to $0.79 and $0.77, respectively, as originally reported.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

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
On December 11, 2015, as required by the Company's $200.0 million conduit facility that was most recently amended on July 1, 2015 (the "Conduit Facility"), the Company entered into an interest rate swap agreement to manage its exposure to fluctuations in interest rates, effective December 15, 2015 (the "December 2015 Swap"). The December 2015 Swap has a notional amount of $20.5 million and is scheduled to mature on December 20, 2025. The Company pays interest at a fixed rate of 2.38% based on a floating notional amount in accordance with a pre-determined amortization schedule, and receives interest based on one-month floating LIBOR. The December 2015 Swap did not qualify for hedge accounting. See "Note 17—Borrowings" for further detail on the Conduit Facility.
As of December 31, 2015, the fair value of the December 2015 Swap was calculated to be $0.1 million based on a valuation report provided by a counterparty. The fair value was recorded as a derivative liability with an offsetting charge to interest expense.

Note 5	— Cash in Escrow and Restricted Cash
The nature of selected balances included in cash in escrow and restricted cash includes:
Securitization and Funding Facilities collection and reserve cash—prefunding and reserve cash held for the benefit of secured note holders and cash collections on certain Vacation Interests notes receivable that secure collateralized notes. The

Conduit Facility and the $100.0 million loan sale facility with Quorum Federal Credit Union (the "Quorum Facility") are collectively referred to as the "Funding Facilities." See "Note 17—Borrowings" for further detail on the Conduit Facility and the Quorum Facility.
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

Note 6	— Vacation Interests Notes Receivable and Allowance
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
The Vacation Interests notes receivable, net balance includes deferred origination costs related to Vacation Interests notes receivable originated by the Company, net of the related allowance. Vacation Interests notes receivable origination costs incurred in connection with providing financing for VOIs are capitalized and amortized over the estimated life of the Vacation Interests notes receivable, based on historical prepayments, as a decrease to interest revenue using a method that approximates the effective interest method. Amortization of deferred loan and contract origination costs charged to interest revenue was $12.6 million, $8.9 million and $5.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Gross Vacation Interests notes receivable - securitized were collateralized against the Company’s various borrowings included in "Securitization notes and Funding Facilities" in the accompanying consolidated balance sheets. See "Note 17—Borrowings" for further detail. Gross Vacation Interests notes receivable consisted of the following as of December 31 of each of the following years (in thousands):

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

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
Amounts due from related parties and due to related parties, some of which are due on demand, carry no interest. Due to the fact that the right of offset exists between the Company and the respective HOAs and Collection Associations, the Company evaluates amounts due to and from each HOA and Collection Association at each reporting period to reduce the receivables and the payables on each party's books of record. Any remaining balances are then reclassified as either a net due to or a net due from related parties for each HOA and Collection Association in accordance with the requirements of ASC 210, "Balance Sheet— Offsetting."

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
HM&C Acquisition
On January 6, 2015, the Company entered into a Membership Interest Purchase Agreement (the "Purchase Agreement"), whereby it acquired from an entity controlled by Mr. Cloobeck and an entity controlled by Mr. Palmer (which entities owned 95% and 5% of the outstanding membership interests of HM&C, respectively) all of the outstanding membership interests in HM&C in exchange for an aggregate purchase price of $10,000 (the "HM&C Acquisition"), which is recorded as goodwill on the Company's consolidated balance sheet. As a result of the HM&C Acquisition, effective January 1, 2015, transactions between the Company and HM&C were fully eliminated from the Company's consolidated balance sheet, as HM&C became a wholly-owned subsidiary of the Company.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Master Agreement
Concurrent with the Company's entry into the Purchase Agreement, on January 6, 2015, the Company entered into a Master Agreement (the "Master Agreement") with Mr. Cloobeck, HM&C, JHJM Nevada I, LLC ("JHJM") and other entities controlled by Mr. Cloobeck or his immediate family members. Pursuant to the Master Agreement, the parties made certain covenants to and agreements with the other parties, including: (i) the termination, effective as of January 1, 2015, of the services agreement between JHJM and HM&C (the "JHJM Agreement"); (ii) the conveyance to the Company of exclusive rights to market timeshare and vacation ownership properties from a prime location adjacent to Polo Towers on the “Las Vegas Strip,” pursuant to the terms of an Assignment and Assumption Agreement; (iii) Mr. Cloobeck’s agreement to various restrictive covenants, including non-competition, non-solicitation and non-interference covenants; and (iv) Mr. Cloobeck’s grant to the Company of a license to use Mr. Cloobeck’s persona, including his name, likeness and voice. In connection with the transactions contemplated by the Master Agreement, the Company paid Mr. Cloobeck or his designees $16.5 million and incurred $0.3 million in expenses related to this transaction. Of these amounts, $7.8 million was recorded as general and administrative expense in connection with the JHJM Agreement and $9.0 million was capitalized as marketing easement rights and other intangible assets. See "Note 13—Other Intangible Assets, Net" for further detail on the intangible assets acquired.
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
Affiliates of Guggenheim are currently lenders under the Conduit Facility, the senior secured credit facility originally entered into on May 9, 2014 and subsequently amended on December 22, 2014 and December 3, 2015 (the "Senior Credit Facility") and the $64.5 million securitization transaction completed on April 27, 2011 (the "DROT 2011 Notes"). See "Note 17—Borrowings" elsewhere in this report for further details on these borrowings. In addition, an affiliate of Guggenheim was an investor in the Company's 12.0% senior secured notes originally due 2018 (the "Senior Secured Notes") that were redeemed on June 9, 2014.

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

Note 8	— Other Receivables, Net
Other receivables, net, consisted of the following as of December 31 of each of the following years (in thousands):

	2015	2014
Club dues receivable, net	$25,028	$27,160
Receivables related to Sampler Packages, net	14,723	17,516
Interest receivables associated with Vacation Interests notes receivable	7,919	6,382
Rental receivables and other resort management-related receivables, net	2,737	3,972
Insurance claims receivables	1,262	342
Tax refund receivables	—	2,070
Other receivables	4,117	2,379
Total other receivables, net of allowances of $12,300 and $10,052, respectively	$55,786	$59,821
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

Note 9	— Prepaid Expenses and Other Assets, Net
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
With the exception of Vacation Interests purchases in transit and deposits and advances, prepaid expenses and other assets are amortized as the underlying assets are utilized. Debt issuance costs incurred in connection with obtaining funding for the Company have been capitalized and are being amortized over the lives of the related funding agreements as a component of interest expense using a method which approximates the effective interest method. Amortization of capitalized debt issuance costs included in interest expense was $5.8 million, $4.6 million and $5.8 million for the years ended December 31, 2015, 2014 and 2013, respectively. See "Note 17—Borrowings" for more detail.

Note 10	— Unsold Vacation Interests, Net (Restated - See Note 3)
Unsold Vacation Interests, net consisted of the following as of December 31 of each of the following years (in thousands) - (Restated - Note 3):

	2015 (Restated)	2014 (Restated)
Completed unsold Vacation Interests, net	$322,945	$263,298
Undeveloped land	35,974	24,326
Vacation Interests construction in progress	23,522	7,709
Unsold Vacation Interests, net	$382,441	$295,333

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Activity related to unsold Vacation Interests, net, consisted of the following for the years ended December 31 of each of the following years (in thousands) (Restated - Note 3):

	2015 (Restated)	2014 (Restated)
Balance, beginning of year	$295,333	$298,110
Vacation Interests cost of sales	(37,719)	(30,338)
Purchases in connection with acquisitions	26,481	—
Inventory recovery	21,112	20,691
Construction in progress	18,175	3,474
Open market and bulk purchases	9,020	7,973
Capitalized legal, title and trust fees	15,609	5,601
Loan default recoveries related to business combinations	22,413	4,268
Transfers from (to) assets held for sale	12,488	(4,254)
Effect of foreign currency translation	(2,810)	(3,590)
Transfer construction in progress to property and equipment	—	(5,995)
Impairment of inventory	—	(181)
Other	2,339	(426)
Balance, end of year	$382,441	$295,333
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
In connection with the Gold Key Acquisition, the Company acquired $26.5 million in unsold Vacation Interests, net based on a preliminary appraisal. See "Note 25—Business Combinations" for further details.
At December 31, 2015, Vacation Interests construction in progress includes costs related to construction of units at the Cabo Azul Resort located in San Jose Del Cabo, Mexico and the development of a new resort in Kona, Hawaii. See "Note 19—Commitments and Contingencies" for additional information regarding the development of the new resort in Kona, Hawaii.
Loan default recoveries related to business combinations represent the recovered inventory underlying defaulted
Vacation Interests notes receivable that were acquired in connection with the Company's business combinations.

Note 11	— Property and Equipment, Net
Property and equipment, net consisted of the following as of December 31 of each of the following years (in thousands):

	2015	2014
Land and improvements	$20,219	$19,335
Buildings and leasehold improvements	60,281	44,320
Furniture and office equipment	21,845	19,248
Computer software	46,231	33,465
Computer equipment	19,146	15,641
Construction in progress	2,522	271
Property and equipment, gross	170,244	132,280
Less accumulated depreciation	(74,883)	(61,409)
Property and equipment, net	$95,361	$70,871

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

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
In connection with the Gold Key Acquisition, the Company acquired property and equipment valued at $15.3 million based on a preliminary appraisal. See "Note 25—Business Combinations" for further details.

Note 12 — Goodwill
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
See "Note 7—Transactions with Related Parties—HM&C Acquisition" for further detail on the HM&C Acquisition and "Note 25—Business Combinations" for further detail on the Gold Key Acquisition.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note 13— Other Intangible Assets, Net
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
Under the terms of the Master Agreement entered into by the Company on January 6, 2015, the Company acquired certain rights from Mr. Cloobeck and entities controlled by Mr. Cloobeck, which were recorded by the Company as intangible assets. See "Note 7—Transactions with Related Parties" for more detail regarding the Master Agreement and related transactions.

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
		$53,060
See "Note 25—Business Combinations" for more detail regarding the Gold Key Acquisition.
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

Note 14 — Assets Held for Sale
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

Note 15 — Accrued Liabilities (Restated - See Note 3)
The Company records estimated amounts for certain accrued liabilities at each period end. The nature of selected balances included in accrued liabilities of the Company includes:
Liability for unrecognized tax benefit—See "Note 18—Income Taxes" for further detail.
Gold Key inventory recovery agreement liability—In connection with the Gold Key Acquisition, the Company recorded $15.5 million in prepaid expenses and other assets with an offsetting amount in accrued liabilities in accordance with the Default Recovery Agreement. See "Note 9—Prepaid Expenses and Other Assets" for further detail. Subsequent to the closing of the acquisition and through December 31, 2015, $3.1 million has been paid under this agreement.
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

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Accrued liabilities consisted of the following as of December 31 of each of the following years (in thousands):

	2015 (Restated)	2014
Liability for unrecognized tax benefit	$76,001	$23,857
Accrued payroll and related	37,154	32,925
Accrued marketing expenses	24,885	14,953
Accrued commissions	22,774	17,496
Accrued other taxes	15,525	15,526
Gold Key inventory recovery agreement liability	12,371	—
Accrued insurance	7,795	5,703
Accrued professional fees	4,336	2,300
Accrued escrow liability	3,784	3,005
Accrued operating lease liabilities	3,309	3,503
Accrued exchange company fees	2,131	2,169
Accrued liability related to acquisitions	—	2,428
Other	11,854	10,815
Total accrued liabilities	$221,919	$134,680

Note 16 — Deferred Revenues
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

Note 17 — Borrowings

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

Note 18 — Income Taxes (Restated - See Note 3)
The components of the provision for income taxes are summarized as follows as of December 31 of each of the following years (in thousands):

	2015 (Restated)	2014 (Restated)	2013
Current:
Federal	$1,053	$—	$—
State	2,114	393	138
Foreign	926	1,560	2,375
Total current provision for income taxes	4,093	1,953	2,513
Deferred:
Federal	37,005	29,430	8,964
State	3,692	5,519	2,859
Foreign	(8,838)	2,839	(5,518)
Total deferred provision for income taxes before change in valuation allowance	31,859	37,788	6,305
Increase (decrease) in valuation allowance	8,013	(1,007)	(3,041)
Total deferred provision for income taxes	39,872	36,781	3,264
Unrecognized tax benefit	54,799	23,857	—
Provision for income taxes	$98,764	$62,591	$5,777
Income before income taxes is comprised of the following as of December 31 of each of the following years (in thousands):

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

	2015 (Restated)	2014 (Restated)	2013
Domestic	$262,443	$154,200	$4,599
Foreign	(19,793)	(11,348)	(1,347)
Income before income taxes	$242,650	$142,852	$3,252
The reconciliation between the statutory provision for income taxes and the actual provision for income taxes is shown as follows for the years ended December 31 for each of the following years (in thousands) (Restated - Note 3):

	2015 (Restated)	2014 (Restated)	2013
Income tax expense at U.S. federal statutory rate of 35%	$84,927	$49,999	$1,138
State tax expense, net of federal effect	5,086	3,833	1,315
Tax impact of contributed entities	—	—	7,877
Stock-based compensation issued to non U.S. recipients	566	219	435
(Income) loss of pass-through entities not taxed at corporate entity level	(714)	(111)	1,142
Tax impact of non-U.S. disregarded entities	—	(1,119)	(286)
Rate differences between U.S. and foreign tax jurisdictions	2,807	1,649	2,046
Deferred balance adjustments	—	5,381	(390)
Permanent differences	978	3,746	(3,441)
Tax effect of gain on bargain purchase from acquisitions	—	—	(1,018)
Change in valuation allowance	8,014	(1,006)	(3,041)
Other	(2,900)	—	—
Provision for income taxes	$98,764	$62,591	$5,777
The company's deferred tax assets and liabilities are as follows as of December 31 of each of the following years (in thousands) (Restated - Note 3):

	2015 (Restated)	2014 (Restated)
Allowance for losses	$66,743	$54,247
Deferred profit	18,282	22,349
Net Operating Loss carryover	75,631	124,788
Accrued expenses and prepaid assets	36,717	22,740
Minimum tax credit	78,189	25,733
Other	35,836	18,177
Total gross deferred tax assets	311,398	268,034
Valuation allowance	(65,893)	(60,044)
Total net deferred tax assets	245,505	207,990
Installment sales	243,764	193,106
Intangible assets	32,372	14,072
Unsold Vacation Interests adjustments	62,246	59,995
Other	8,055	—
Total deferred tax liability	346,437	267,173
Net deferred tax liability	$(100,932)	$(59,183)
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

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

from the above-mentioned future tax benefits is currently not more likely than not and, accordingly, has provided a valuation allowance.
As of December 31, 2015, the Company had available $123.7 million of unused federal net operating loss (“NOLs”) carry forwards, $159.1 million of unused state NOLs, and $113.0 million of foreign NOLs, with expiration dates from 2021 through 2033 (except for certain foreign NOLs that do not expire) that may be applied against future taxable income subject to certain limitations.
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
The following table summarizes the activity related to the Company's unrecognized tax benefits (in thousands):

Amount
Balance as of December 31, 2013	$—
Increases related to tax positions taken during the current period	23,857
Balance as of December 31, 2014	23,857
Increase related to tax positions taken during a prior period	4,125
Increases related to tax positions taken during the current period	50,010
Balance as of December 31, 2015	$77,992
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

Note 19 — Commitments and Contingencies
Lease Agreements

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The Company conducts a significant portion of its operations from leased facilities, which include regional and global administrative facilities as well as off-premise booths and tour centers near active sales centers. The longest of these obligations extends into 2025. Many of these agreements have renewal options, subject to adjustments for inflation. In most cases, the Company expects that in the normal course of business, such leases will be renewed or replaced by other leases. Typically, these leases call for a minimum lease payment that increases over the life of the agreement by a fixed percentage or an amount based upon the change in a designated index. All of the facilities lease agreements are classified as operating leases. In addition, the Company leases equipment under both long-term and short-term lease arrangements, which are generally classified as operating leases.
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
Litigation Contingencies

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

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

Note 20 — Fair Value Measurements
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
As of December 31, 2015, the only assets and liabilities of the Company measured at fair value on a recurring basis was the December 2015 Swap. As of December 31, 2015, the fair value of the December 2015 Swap was based on valuation reports provided by counterparties and was classified as Level 3, based on the fact that the credit risk data used for the valuations were not directly observable and could not be corroborated by observable market data. The Company’s assessment of the significant inputs to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. See "Note 4—Concentrations of Risk" for further detail on the Company's derivative instruments.
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
As of December 31, 2015, all of the Company’s notes issued in its securitization transactions except the Tempus 2013 Notes were classified as Level 2. The Company believes the fair value of these borrowings, which was determined with the assistance of an investment banking firm, approximated similar instruments in active markets. The Tempus 2013 Notes were classified as

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Level 2. The Company believes the fair value of the Tempus 2013 Notes approximated their carrying value due to the fact that the market for similar instruments remained stable since September 2013, the issuance date of the Tempus 2013 Notes. Consequently, the Tempus 2013 Notes were classified as Level 2 as of December 31, 2015. See "Note 17—Borrowings" for further detail on these borrowings.
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

Note 21 — Stock Repurchase Program

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

Note 22— Stock-Based Compensation
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
Note 23— Accumulated Other Comprehensive Income (Loss)
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
The Company has not tax-effected the cumulative translation adjustment since deferred taxes on unremitted foreign earnings are not provided (see "Note 18—Income Taxes). The balance as of December 31, 2014 related to the post-retirement benefit plan, net of tax, was reduced to zero as of December 31, 2015 due to the St. Maarten Deconsolidation. See "Note 1—Background Business and Basis of Presentation" for further detail on the St. Maarten Deconsolidation.

Note 24— Net income (loss) per share (Restated - See Note 3)

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
The table below sets forth the computation of basic and diluted net income (loss) per share as of December 31 of each of the following years (in thousands, except per share amounts) (Restated - Note 3):

	2015 (Restated)	2014 (Restated)	2013
Computation of Basic Net Income (Loss) Per Share:
Net income (loss)	$143,886	$80,261	$(2,525)
Weighted average shares outstanding	72,881	75,466	63,704
Basic net income (loss) per share	$1.97	$1.06	$(0.04)

Computation of Diluted Net Income (Loss) Per Share:
Net income (loss)	$143,886	$80,261	$(2,525)
Weighted average shares outstanding	72,881	75,466	63,704
Effect of dilutive securities:
Restricted stock and RSUs (a)	24	14	—
Options to purchase common stock	2,574	1,467	—
Shares for diluted net income per share	75,479	76,947	63,704
Diluted net income (loss) per share	$1.91	$1.04	$(0.04)
    (a) Includes unvested dilutive restricted stock and RSUs that are subject to future forfeitures.

Note 25 — Business Combinations
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

Note 26 — Employee Benefit Plans

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

Note 27 — Segment Reporting (Restated - See Note 3)

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
The following table presents revenues, income before provision for income taxes, interest revenue and interest expense for the Company's reportable segments for the periods presented below (in thousands) (Restated - Note 3):

	For the Years Ended December 31,
	2015 (Restated)	2014 (Restated)	2013
Revenues:
Hospitality and management services	$187,747	$199,298	$175,423
Vacation Interests sales and financing	764,963	643,719	552,922
Corporate and other	1,330	1,549	1,443
Total revenues	$954,040	$844,566	$729,788

Income before provision for income taxes
Hospitality and management services	$137,509	$129,402	$102,072
Vacation Interests sales and financing	282,418	236,076	159,392
Corporate and other	(177,277)	(222,626)	(258,212)
Income before provision for income taxes	$242,650	$142,852	$3,252

Interest Revenue:
Hospitality and management services	$—	$—	$—
Vacation Interests sales and financing	78,989	66,849	55,601
Corporate and other	1,330	1,549	1,443
Total interest revenue	$80,319	$68,398	$57,044

Interest Expense:
Hospitality and management services	$—	$—	$—
Vacation Interests sales and financing	16,895	15,072	16,411
Corporate and other	31,581	41,871	72,215
Total interest expense	$48,476	$56,943	$88,626

Geographic Segment
The geographic segment information presented below is based on the geographic locations of the Company's subsidiaries. The Company’s foreign operations include its operations in Austria, the Caribbean, England, France, Greece, Ireland, Italy, Malta, Mexico, Portugal, Scotland and Spain. No individual foreign country represents 10% or more of the Company's total revenues or long-term assets presented. The following table reflects total revenue and assets by geographic area for the years ended on, or as of, the dates presented below (in thousands) - (Restated - Note 3):

	For the Years Ended December 31,
	2015	2014	2013
Revenue
United States	$886,721	$731,171	$610,116
Foreign	67,319	113,395	119,672
Total Revenues	$954,040	$844,566	$729,788

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

	As of December 31,
	2015 (Restated)	2014 (Restated)
Vacation Interests notes receivable, net
United States	$621,244	$496,691
Foreign	1,363	1,971
Total Vacation Interests notes receivable, net	$622,607	$498,662

Unsold Vacation Interests, net (Restated — Note 3)
United States	$301,726	$232,030
Foreign	80,715	63,303
Total unsold Vacation Interests, net	$382,441	$295,333

Property and equipment, net
United States	$84,408	$59,038
Foreign	10,953	11,833
Total property and equipment, net	$95,361	$70,871

Goodwill
United States	$104,521	$30,632
Foreign	—	—
Total goodwill	$104,521	$30,632

Other intangible assets, net
United States	$218,990	$174,021
Foreign	3,200	4,765
Total other intangible assets, net	$222,190	$178,786

Total long-term assets, net
United States	$1,330,889	$992,412
Foreign	96,231	81,872
Total long-term assets, net	$1,427,120	$1,074,284

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

Note 30 — Quarterly Results (Unaudited)

The following tables present the Company's unaudited quarterly results ($ in thousands except share data). The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period (as Restated — See Note 3).

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

	Three Months Ended (Restated — Note 3)				Year Ended
	March 31, 2015 (Restated)	June 30, 2015 (Restated)	September 30, 2015 (Restated)	December 31, 2015 (Restated)	December 31, 2015 (Restated)
Revenues	$197,520	$231,502	$251,389	$273,629	$954,040
Income before provision for income taxes	$42,928	$62,366	$67,011	$70,345	$242,650
Net income	$24,371	$35,640	$39,838	$44,037	$143,886
Net income per share—basic	$0.33	$0.49	$0.55	$0.60	$1.97
Net income per share—diluted	$0.32	$0.47	$0.53	$0.59	$1.91

	Three Months Ended				Year Ended
	March 31, 2014	June 30, 2014	September 30, 2014 (Restated)	December 31, 2014 (Restated)	December 31, 2014 (Restated)
Revenues	$181,225	$209,014	$221,965	$232,362	$844,566
Income (loss) before provision (benefit) for income taxes	$26,057	$(2,074)	$76,025	$42,844	$142,852
Net income (loss)	$14,010	$(2,731)	$44,815	$24,167	$80,261
Net income (loss) per share—basic	$0.19	$(0.04)	$0.59	$0.32	$1.06
Net income (loss) per share—diluted	$0.18	$(0.04)	$0.58	$0.32	$1.04
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