Form 10-Q/A
period 2016-03-31
Diamond Resorts International, Inc.
filed 2016-08-08
CIK 1566897

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

EXPLANATORY NOTE
This Quarterly Report on Form 10-Q/A of Diamond Resorts International, Inc. (“DRII,” the "Company," "we," or "us") for the quarter ended March 31, 2016 includes restated consolidated balance sheets as of March 31, 2016 and December 31, 2015, restated consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2016 and 2015, restated consolidated statements of cash flows and consolidated statement of stockholders' equity for the three months ended March 31, 2016 and 2015, and the restated notes to the consolidated financial statements. We will not file an amended Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2015. This restatement included in this Quarterly Report on Form 10-Q/A is to reflect a correction in the application of the relative sales value inventory valuation model in the accounting for Vacation Interests cost of sales.
As discussed in "Note 2—Summary of Significant Accounting Policies" of our audited consolidated financial statements, included in our Annual Report on Form 10-K/A for the year ended December 31, 2015 (the "2015 Form 10-K/A"), we use the relative sales value method to account for Vacation Interests cost of sales in accordance with the provisions of Accounting Standards Codification (“ASC”) 978 “Real Estate - Timesharing Activities” (“ASC 978”), for which we rely on complex financial models that began with our implementation of ASC 978 in 2005 and continue prospectively through the theoretical sell-out of the respective inventory. These models incorporate a variety of estimates, including the total revenues to be earned over the life of a "phase" (as defined in ASC 978) based upon an estimated retail sales price per point.
Since our implementation of ASC 978, through the quarter ended June 30, 2014, we treated most of our resort trusts (each a “Diamond Collection”) as separate phases, for which we maintained separate relative sales value models, as the Diamond Collections were considered distinct pools of inventory. During the quarter ended September 30, 2014, we began the practice of transferring (including through bulk transfer agreements) significant amounts of Company owned inventory and inventory that had been held by certain Diamond Collections in the U.S. (“U.S. Collections”) to those of our U.S. Collections that were in active sales. As a result of this change, the U.S. Collections became more homogeneous in nature (i.e., inventory within a single resort could now be included in multiple U.S. Collections). This represented a change in our internal vacation ownership interests ("Vacation Interests") inventory management strategy intended to maintain adequate inventory levels to satisfy future projected sales levels.
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
Originally, we had concluded that this decrease in Vacation Interests cost of sales should be recognized prospectively. However, subsequent to the issuance of our consolidated financial statements for the year ended December 31, 2015 and for the quarter ended March 31, 2016, we determined that the change related to our internal Vacation Interests inventory management strategy should have been accounted for as a change in accounting estimate under ASC 978. Specifically, we should have recorded Unsold Vacation Interests, net in the quarterly period ended September 30, 2014 as if the lower Vacation Interests cost of sales percentage was applied at the beginning of the phase. The resulting $33.2 million adjustment in the year ended December 31, 2014 should have been recorded as an increase to Unsold Vacation Interests, net along with a corresponding reduction in the Vacation Interests cost of sales for that period, rather than applying it as a reduction to the future cost of sales percentage. This change also resulted in an increase of $9.0 million to Vacation Interests cost of sales and a corresponding decrease in unsold Vacation Interests, net for the year ended December 31, 2015; and an increase of $2.0 million and $2.6 million to Vacation Interests cost of sales and a corresponding decrease in unsold Vacation Interests, net for the quarter ended March 31, 2016 and March 31, 2015, respectively.
As such, we have restated our consolidated financial statements for the quarters ended March 31, 2016 and 2015 to correct our accounting for Vacation Interests cost of sales and Unsold Vacation Interests, net as a result of this change. The restatement of our historical consolidated financial statements to reflect this correction in the application of the relative sales value model in accounting for Vacation Interests cost of sales is referred to herein as the "Restatement."
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
This amended Quarterly Report on Form 10-Q/A sets forth the original Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 in its entirety, except as required to reflect the effects of the Restatement. To the extent that any amounts reported in the original Quarterly Report on Form 10-Q have been modified as a result of the Restatement, such amounts are presented throughout this Quarterly Report on Form 10-Q/A as adjusted for the Restatement. Except for disclosures affected by the Restatement, this amended Quarterly Report on Form 10-Q/A speaks as of the original filing date of May 10, 2016 and does not modify or update disclosures in the original Quarterly Report on Form 10-Q, including the nature and character of such disclosures, to reflect events occurring or items discovered after the original filing date of the Quarterly Report on Form 10-Q.
This amended Quarterly Report on Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the original filing date of the Quarterly Report on Form 10-Q, including the Restatement 8-K, our amended Annual Report on Form 10-K/A for the year ended December 31, 2015 and our amended Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2015, as filed with SEC on August 8, 2016.

TABLE OF CONTENTS TO FORM 10-Q/A FOR THE QUARTER ENDED MARCH 31, 2016

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of March 31, 2016 (unaudited) and December 31, 2015 (restated)	4

Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2016 (restated) and 2015 (unaudited) (restated)	4

Condensed Consolidated Statement of Stockholders' Equity for the three months ended March 31, 2016 (unaudited) (restated)	5

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 (restated) and 2015 (unaudited) (restated)	6

Notes to the Unaudited Condensed Consolidated Financial Statements (restated)	8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	35

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	51

ITEM 4. CONTROLS AND PROCEDURES	52

PART II - OTHER INFORMATION	53

ITEM 5. OTHER INFORMATION	53

ITEM 6. EXHIBITS	54

SIGNATURES

PART I — FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2016 and December 31, 2015 (Restated - Note 3)
(In thousands, except share data)

	March 31, 2016
	(Unaudited) (Restated)	December 31, 2015 (Restated)
Assets:
Cash and cash equivalents	$228,146	$290,510
Cash in escrow and restricted cash	80,591	98,295
Vacation Interests notes receivable, net of allowance of $168,998 and $165,331, respectively	657,469	622,607
Due from related parties, net	41,653	42,435
Other receivables, net	37,969	55,786
Income tax receivable	5	147
Deferred tax asset	1,018	1,104
Prepaid expenses and other assets, net	177,748	76,454
Unsold Vacation Interests, net	389,846	382,441
Property and equipment, net	102,878	95,361
Assets held for sale	1,544	1,672
Goodwill	129,103	104,521
Other intangible assets, net	243,640	222,190
Total assets	$2,091,610	$1,993,523
Liabilities and Stockholders' Equity:
Accounts payable	$20,852	$15,144
Due to related parties, net	112,497	54,778
Accrued liabilities	220,355	221,919
Income taxes payable	7,640	360
Deferred income taxes	114,496	102,036
Deferred revenues	120,035	119,720
Senior Credit Facility, net of unamortized original issue discount of $4,548 and $4,735, respectively, and debt issuance cost of $11,334 and $11,515, respectively	558,784	558,416
Securitization notes and Funding Facilities, net of unamortized original issue discount of $92 and $103, respectively, and debt issuance costs of $11,846 and $12,678, respectively	601,017	630,080
Derivative liabilities	277	146
Notes payable	11,939	4,750
Total liabilities	1,767,892	1,707,349

Stockholders' equity:
Common stock $0.01 par value per share; authorized - 250,000,000 shares, issued - 71,934,002 shares and 71,928,002 shares, respectively	719	719
Preferred Stock $0.01 par value per share; authorized - 5,000,000 shares	—	—
Additional paid-in capital	385,708	381,475
Retained earnings (accumulated deficit)	17,367	(15,812)
Accumulated other comprehensive loss	(20,019)	(20,151)
Subtotal	383,775	346,231
Less: Treasury stock at cost - 2,222,383 and 2,222,383 shares, respectively	(60,057)	(60,057)
Total stockholders' equity	323,718	286,174
Total liabilities and stockholders' equity	$2,091,610	$1,993,523
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

4

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
For the three months ended March 31, 2016 and 2015 (Restated - Note 3)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2016 (Restated)	2015 (Restated)
Revenues:
Management and member services	$46,096	$40,639
Consolidated resort operations	4,475	3,209
Vacation Interests sales, net of provision of $21,559 and $14,096, respectively	145,448	122,566
Interest	22,513	18,802
Other	15,264	12,304
Total revenues	233,796	197,520
Costs and Expenses:
Management and member services	7,645	8,081
Consolidated resort operations	3,782	3,701
Vacation Interests cost of sales	11,241	3,710
Advertising, sales and marketing	86,725	68,513
Vacation Interests carrying cost, net	5,114	10,368
Loan portfolio	3,881	2,737
Other operating	5,996	5,011
General and administrative	27,723	32,256
Depreciation and amortization	10,560	8,640
Interest expense	15,066	11,604
Impairments and other write-offs	—	5
Gain on disposal of assets	(318)	(34)
Total costs and expenses	177,415	154,592
Income before provision for income taxes	56,381	42,928
Provision for income taxes	23,202	18,557
Net income	33,179	24,371
Other comprehensive income (loss):
Currency translation adjustments, net of tax of $0	148	(3,162)
Post-retirement benefit plan	—	43
Other	(16)	(18)
Total other comprehensive income (loss), net of tax	132	(3,137)
Comprehensive income	$33,311	$21,234
Net income per share:
Basic	$0.48	$0.33
Diluted	$0.46	$0.32
Weighted average shares of common stock outstanding:
Basic	69,549	74,539
Diluted	71,471	77,356

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the three months ended March 31, 2016 (Restated - Note 3)
(In thousands, except share data)
(Unaudited)

	Common Stock Shares Outstanding	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit) (Restated)	Accumulated Other Comprehensive Income (Loss)	Less: Treasury Stock at Cost	Total Stockholders' Equity (Restated)
Balance at January 1, 2016 (restated)	69,705,619	$719	$381,475	$(15,812)	$(20,151)	$(60,057)	$286,174
Exercise of stock options	6,000	—	84	—	—	—	84
Stock-based compensation	—	—	4,149	—	—	—	4,149
Net income for the three months ended March 31, 2016 (restated)	—	—	—	33,179	—	—	33,179
Other comprehensive income (loss):
Currency translation adjustment, net of tax of $0	—	—	—	—	148	—	148
Other	—	—	—	—	(16)	—	(16)
Balance at March 31, 2016 (restated)	69,711,619	$719	$385,708	$17,367	$(20,019)	$(60,057)	$323,718

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the three months ended March 31, 2016 and 2015 (Restated - Note 3) (In thousands) (Unaudited)

	2016 (Restated)	2015 (Restated)
Operating activities:
Net income	$33,179	$24,371
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for uncollectible Vacation Interests sales	21,559	14,096
Amortization of capitalized financing costs and original issue discounts	2,027	1,402
Amortization of capitalized loan origination costs and net portfolio discounts	3,943	3,053
Depreciation and amortization	10,560	8,640
Stock-based compensation	4,149	3,295
Excess tax benefit from stock-based compensation	—	(375)
Impairments and other write-offs	—	5
Gain on disposal of assets	(318)	(34)
Deferred income taxes	8,114	9,893
Loss on foreign currency exchange	349	98
Gain on Vacation Interests notes receivable repurchase	(107)	(96)
Unrealized loss on derivative instruments	131	258
Unrealized loss on post-retirement benefit plan	—	43
Loss on investment in joint venture	123	—
Changes in operating assets and liabilities excluding acquisitions:
Cash in escrow and restricted cash	319	(718)
Vacation Interests notes receivable	(38,148)	(27,418)
Due from related parties, net	8,296	(4,729)
Other receivables, net	19,139	22,910
Prepaid expenses and other assets, net	(96,533)	(73,787)
Unsold Vacation Interests, net	2,747	(8,343)
Accounts payable	5,571	4,397
Due to related parties, net	58,646	74,912
Accrued liabilities	(7,656)	7,208
Income taxes receivable/payable	7,561	7
Deferred revenues	(1,632)	(14,028)
Net cash provided by operating activities	42,019	45,060
Investing activities:
Property and equipment capital expenditures	(4,732)	(4,160)
Purchase of intangible assets in connection with the HM&C Master Agreement	—	(8,993)
Purchase of assets in connection with the Intrawest Acquisition	(84,613)	—
Proceeds from sale of assets	—	236
Net cash used in investing activities	$(89,345)	$(12,917)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—Continued
For the three months ended March 31, 2016 and 2015 (Restated - Note 3)
(In thousands)
(Unaudited)

	2016 (Restated)	2015 (Restated)
Financing activities:
Changes in restricted cash	$17,383	$(5,770)
Proceeds from issuance of securitization notes and Funding Facilities	62,002	63,206
Payments on Senior Credit Facility	—	(18,109)
Payments on securitization notes and Funding Facilities	(91,908)	(63,446)
Payments on notes payable	(1,866)	(2,740)
Payment of debt issuance costs	(573)	(2,368)
Excess tax benefits from stock-based compensation	—	375
Common stock repurchased under the Stock Repurchase Program	—	(61,141)
Proceeds from exercise of stock options	84	1,816
Net cash used in financing activities	(14,878)	(88,177)
Net decrease in cash and cash equivalents	(62,204)	(56,034)
Effect of changes in exchange rates on cash and cash equivalents	(160)	(626)
Cash and cash equivalents, beginning of period	290,510	255,042
Cash and cash equivalents, end of period	$228,146	$198,382

	2016 (Restated)	2015 (Restated)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash interest paid on corporate indebtedness	$8,060	$6,094
Cash interest paid on securitization notes and Funding Facilities	$4,911	$3,897
Cash paid for taxes, net of cash tax refunds	$437	$11

Purchase of assets in connection with the Intrawest Acquisition:
Fair value of assets acquired	$73,349	$—
Goodwill acquired	24,086	—
Cash paid	(84,613)	—
Deferred tax liability	(4,419)	—
Liabilities assumed	$8,403	$—
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Insurance premiums financed through issuance of notes payable	$9,055	$8,492
Unsold Vacation Interests, net reclassified to property and equipment, net	$5,702	$—
Assets held for sale reclassified to unsold Vacation Interests, net	$—	$13,159

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1	— Background, Business and Basis of Presentation
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
On October 16, 2015, the Company completed its acquisition of substantially all of the assets of Ocean Beach Club, LLC, Gold Key Resorts, LLC, Professional Hospitality Resources, Inc., Vacation Rentals, LLC and Resort Promotions, Inc. (collectively, the "Gold Key Companies") relating to their operation of their vacation ownership business in Virginia Beach, Virginia and the Outer Banks, North Carolina (the "Gold Key Acquisition"). The Company acquired management contracts, real property interests, unsold Vacation Interests and other assets of the Gold Key Companies, adding six additional managed resorts to the Company's resort network, in exchange for a cash purchase price of $167.5 million and the assumption of certain non-interest-bearing liabilities. At the closing of the Gold Key Acquisition, an additional $6.2 million was deposited into an escrow account to support the Company's obligations under a default recovery agreement, which is recorded as restricted cash in the accompanying condensed consolidated balance sheet. See "Note 24—Business Combinations" for further details on the Gold Key Acquisition.
On January 29, 2016, the Company completed its acquisition of the vacation ownership business of Intrawest Resort Club Group from Intrawest Resorts Holdings, Inc., through which the Company acquired management contracts, Vacation Interests notes and other receivables, real property interests, unsold Vacation Interests and other assets in exchange for $84.6 million in cash plus the assumption of certain non-interest-bearing liabilities (the "Intrawest Acquisition"). The Intrawest Acquisition added nine managed resorts located in the U.S., Canada and Mexico to the Company's resort network. See "Note 24—Business Combinations" for further details on the Intrawest Acquisition.
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

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting policies described in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2015 (the "2015 Form 10-K/A"). Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the U.S. ("U.S. GAAP") have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal and recurring nature. The accompanying condensed consolidated financial statements should be reviewed in conjunction with the Company's annual consolidated financial statements included in the 2015 Form 10-K/A. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results for the full year ending December 31, 2016 or any future period.
Note 2    — Summary of Significant Accounting Policies

Significant accounting policies
 Significant accounting policies are those policies that, in management's view, are most important in the portrayal of the Company's financial condition and results of operations. The methods, estimates and judgments that the Company uses in applying its accounting policies have a significant impact on the results that it reports in the financial statements. Some of these significant accounting policies require the Company to make subjective and complex judgments regarding matters that are inherently uncertain. See "Note 2—Summary of Significant Accounting Policies" to the audited consolidated financial statements included in the 2015 Form 10-K/A for a discussion of the Company's significant accounting policies that require significant judgment.
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

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

See "Note 2—Summary of Significant Accounting Policies" to the audited consolidated financial statements included in the 2015 Form 10-K/A for additional accounting standards issued but not adopted as of the Company's quarter ended March 31, 2016.

Note 3    — Restatement of Previously Issued Financial Statements
The Company restated its previously issued consolidated financial statements to reflect a change in the application of its relative sales value model used to calculate Vacation Interests cost of sales as a change in estimate as described below.
As discussed in "Note 2—Summary of Significant Accounting Policies" of our consolidated financial statements included in the 2015 Form 10-K/A, the Company uses the relative sales value method to account for Vacation Interests cost of sales in accordance with the provisions of ASC 978, for which the Company relies on complex financial models that began with the Company’s implementation of ASC 978 in 2005 and continue prospectively through the theoretical sell-out of the respective inventory. These models incorporate a variety of estimates, including the total revenues to be earned over the life of a "phase" (as defined in ASC 987) based upon an estimated retail sales price per point.
Since the Company’s implementation of ASC 978, through the quarter ended June 30, 2014, the Company treated most of its resort trusts (each a "Diamond Collection") as separate phases, for which the Company maintained separate relative sales value models, as the Diamond Collections were considered distinct pools of inventory. During the quarter ended September 30, 2014, the Company began the practice of transferring (including through bulk transfer agreements) significant amounts of Company-owned inventory and inventory that had been held by certain Diamond Collections in the U.S. (“U.S. Collections”) to those of the Company’s U.S. Collections that were in active sales. This represented a change in the Company’s internal Vacation Interests (as defined in inventory management strategy in an effort to maintain adequate inventory levels to satisfy future projected sales levels. As a result of this change, the U.S. Collections became more homogeneous in nature (i.e., inventory within a single resort could now be included in multiple U.S. Collections). This represented a change in the Company’s internal vacation ownership interests (“Vacation Interests”) inventory management strategy intended to maintain adequate inventory levels to satisfy future projected sales levels.
As a result, during the quarter ended September 30, 2014, the Company transitioned to one consolidated relative sales value model for all of the U.S. Collections, which was more reflective of the Company’s current business model as it relates to the Company’s internal Vacation Interests inventory management strategy. In doing so, the Company combined a higher concentration of inventory within the U.S. Collections that had a lower average future retail sales price per point was combined with a smaller concentration of inventory that had a higher average future retail sales price per point. Accordingly, the total weighted average estimated revenue over the life of the U.S. Collections phase under one model exceeded that of the total individual models combined. In addition, the cost pools of each individual relative sales value model varied due to differences in the acquisition cost of Vacation Interests inventory in each U.S. Collections. The inception-to-date cost off rate was also impacted by these differences in cost when the relative sales value model was combined for the U.S. Collections. This resulted in a lower cumulative cost of sales percentage (higher estimated future revenue and lower overall cost off rate) as of September 30, 2014.
Originally, the Company concluded that this decrease in Vacation Interests cost of sales should be recognized prospectively. However, subsequent to the issuance of the Company’s consolidated financial statements for the year ended December 31, 2015 and for the quarter ended March 31, 2016, the Company determined that the change related to the Company’s internal Vacation Interests inventory management strategy should have been accounted for as a change in accounting estimate under ASC 978. Specifically, the Company should have recorded Unsold Vacation Interests, net in the quarterly period ended September 30, 2014 as if the lower Vacation Interests cost of sales percentage was applied at the beginning of the phase. The resulting $33.2 million adjustment in the year ended December 31, 2014 should have been recorded as an increase to Unsold Vacation Interests, net along with a corresponding reduction in the Vacation Interests cost of sales for that period, rather than applying it as a reduction to the future cost of sales percentage. This change also resulted in an increase of $9.0 million to Vacation Interests cost of sales and a corresponding decrease in unsold Vacation Interests, net for the year ended December 31, 2015; and an increase of $2.0 million and $2.6 million to Vacation Interests cost of sales and a corresponding decrease in unsold Vacation Interests, net for the quarter ended March 31, 2016 and March 31, 2015. The restatement to reflect this correction in the application of the relative sales value model in accounting for Vacation Interests cost of sales is referred to herein as the "Restatement."
The table below sets forth balances as originally reported for balance sheet categories impacted by the Restatement, the impact of the Restatement on such categories and revised balances for such categories as of March 31, 2016 and December 31, 2015 (in thousands):

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

	March 31, 2016			December 31, 2015
	As originally reported	Impact of Restatement	As restated	As originally reported	Impact of Restatement	As restated
Unsold Vacation Interests, net	$367,681	$22,165	$389,846	$358,278	$24,163	$382,441
Income tax receivable	5	—	5	147	—	147
Deferred tax asset	480	538	1,018	577	527	1,104
Total assets	$2,068,907	$22,703	$2,091,610	$1,968,833	$24,690	$1,993,523

Accrued liabilities	$220,086	$269	$220,355	$221,662	$257	$221,919
Deferred income taxes	106,103	8,393	114,496	92,829	9,207	102,036
Total liabilities	1,759,147	8,745	1,767,892	1,697,871	9,478	1,707,349
Retained earnings (accumulated deficit)	3,409	13,958	17,367	(31,024)	15,212	(15,812)
Total stockholders' equity	309,760	13,958	323,718	270,962	15,212	286,174
Total liabilities and stockholders' equity	$2,068,907	$22,703	$2,091,610	$1,968,833	$24,690	$1,993,523

The table below sets forth the amount as originally reported for such categories for the three months ended March 31, 2016 and 2015 categories impacted by the Restatement, the impact of the Restatement on such categories and restated amount for such categories for the periods presented (in thousands, except per share data):

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
	As originally reported	Impact of Restatement	As restated	As originally reported	Impact of Restatement	As restated
Vacation Interests cost of sales	$9,242	$1,999	$11,241	$1,138	$2,572	$3,710
Total costs and expenses	175,416	1,999	177,415	152,020	2,572	154,592
Income before provision for income taxes	58,380	(1,999)	56,381	45,500	(2,572)	42,928
Provision for income taxes	23,947	(745)	23,202	19,525	(968)	18,557
Net income	$34,433	$(1,254)	$33,179	$25,975	$(1,604)	$24,371
Net income per share:
Basic	$0.50	$(0.02)	$0.48	$0.35	$(0.02)	$0.33
Diluted	$0.48	$(0.02)	$0.46	$0.34	$(0.02)	$0.32

Note 4— Concentrations of Risk
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
On December 11, 2015, as required by the Conduit Facility, the Company entered into an interest rate swap agreement to manage its exposure to fluctuations in interest rates, effective December 15, 2015 (the "December 2015 Swap"). The December 2015 Swap has a notional amount of $20.5 million and is scheduled to mature on December 20, 2025. The Company pays interest at a fixed rate of 2.38% based on a floating notional amount in accordance with a pre-determined amortization schedule, and receives interest based on one-month floating LIBOR. The December 2015 Swap did not qualify for hedge accounting. See "Note 17—Borrowings" to the audited consolidated financial statements included in the 2015 Form 10-K/A for further detail on the Conduit Facility.
On March 10, 2016, as required by the Conduit Facility, the Company entered into an interest rate swap agreement to manage its exposure to fluctuations in interest rates (the "March 2016 Swap"). The March 2016 Swap has a notional amount of $45.0 million and is scheduled to mature on February 20, 2026. The Company pays interest at a fixed rate of 2.25% based on a floating notional amount in accordance with a pre-determined amortization schedule, and receives interest based on one-month floating LIBOR. The March 2016 Swap did not qualify for hedge accounting.
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

Note 5— Cash in Escrow and Restricted Cash
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
In connection with the Intrawest Acquisition, the Company acquired $22.1 million of Vacation Interests notes receivable (which is net of a $3.2 million allowance and a $1.5 million discount) based on a preliminary appraisal. This amount is included within the balances as of March 31, 2016 throughout the tables in this footnote. See "Note 24—Business Combinations" for further details.
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

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

See "Note 17—Borrowings" for further detail on the Company's various borrowings included in "Securitization notes and Funding Facilities" in the accompanying condensed consolidated balance sheets.
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
Deferred profit on Vacation Interests transactions represents revenues less direct costs (sales commissions, sales incentives, cost of sales and provision for loan losses) related to sales that do not qualify for revenue recognition under ASC 978. See "Note 2—Summary of Significant Accounting Policies" to the audited consolidated financial statements included in the 2015 Form 10-K/A for a description of revenue recognition criteria.
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
Master Agreement
Concurrent with the Company's entry into the Purchase Agreement, on January 6, 2015, the Company entered into a Master Agreement (the "Master Agreement") with Mr. Cloobeck, HM&C, JHJM Nevada I, LLC ("JHJM") and other entities controlled by Mr. Cloobeck or his immediate family members. Pursuant to the Master Agreement, the parties made certain covenants to and agreements with the other parties, including: (i) the termination, effective as of January 1, 2015, of the services agreement between JHJM and HM&C (the "JHJM Agreement"); (ii) the conveyance to the Company of exclusive rights to market timeshare and vacation ownership properties from a prime location adjacent to Polo Towers on the “Las Vegas Strip,” pursuant to the terms of an Assignment and Assumption Agreement; (iii) Mr. Cloobeck’s agreement to various restrictive covenants, including non-competition, non-solicitation and non-interference covenants; and (iv) Mr. Cloobeck’s grant to the Company of a license to use Mr. Cloobeck’s persona, including his name, likeness and voice. In connection with the transactions contemplated by the Master Agreement, the Company paid Mr. Cloobeck or his designees $16.5 million and incurred $0.3 million in expenses related to this transaction. Of these amounts, $7.8 million was recorded as general and administrative expense in connection with the JHJM Agreement and $9.0 million was capitalized as marketing easement rights and other intangible assets. See "Note 13—Other Intangible Assets, Net" to our audited consolidated financial statements included in the 2015 Form 10-K/A for further detail on the intangible assets acquired.
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
Affiliates of Guggenheim are currently lenders under the Conduit Facility, the Senior Credit Facility and the $64.5 million securitization transaction completed on April 27, 2011. See "Note 17—Borrowings" to the audited consolidated financial statements included in the 2015 Form 10-K/A for further detail on these borrowings.
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
In connection with the Intrawest Acquisition, the Company acquired $0.9 million of other receivables, net based on a preliminary appraisal. This amount is included within the balances as of March 31, 2016 in the table above. See "Note 24—Business Combinations" for further details.

Note 9— Prepaid Expenses and Other Assets, Net
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
In connection with the Intrawest Acquisition, the Company acquired $4.3 million of prepaid expenses and other assets, net based on a preliminary appraisal. This amount is included within the balances as of March 31, 2016 in the table above. See "Note 24—Business Combinations" for further details.
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

Note 10	— Unsold Vacation Interests, Net (Restated - See Note 3)
Unsold Vacation Interests, net as of the dates presented below consisted of the following (in thousands) (Restated - Note 3):

	March 31, 2016 (Restated)	December 31, 2015 (Restated)
Completed unsold Vacation Interests, net	$350,444	$322,945
Undeveloped land	38,319	35,974
Vacation Interests construction in progress	1,083	23,522
Unsold Vacation Interests, net	$389,846	$382,441

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

Activity related to unsold Vacation Interests, net for the periods presented below consisted of the following (in thousands) (Restated - Note 3):

	Three Months Ended March 31,
	2016 (Restated)	2015 (Restated)
Balance, beginning of period	$382,441	$295,333
Vacation Interests cost of sales	(11,241)	(3,710)
Inventory recovery	336	(136)
Purchases in connection with business combinations	16,692	—
Open market and bulk purchases	3,314	5,762
Capitalized legal, title and trust fees	2,562	3,258
Construction in progress	1,069	1,908
Transfer of construction in progress to property and equipment, net	(5,702)	—
Loan default recoveries, net	673	1,613
Transfers from assets held for sale	—	13,159
Effect of foreign currency translation	(235)	(2,936)
Other	(63)	264
Balance, end of period	$389,846	$314,515
In connection with the Intrawest Acquisition, the Company acquired $16.7 million of unsold Vacation Interests based on a preliminary appraisal. This amount is included within the balances as of March 31, 2016 in the table above. See "Note 24—Business Combinations" for further details.
Vacation Interests construction in progress includes costs related to the construction of new units at the Beachwoods Resort in Outer Banks, North Carolina (the management contract with respect to such resort was acquired in connection with the Gold Key Acquisition) and the development of a new resort in Kona, Hawaii. See "Note 19—Commitments and Contingencies" for additional information regarding the development of this new resort in Kona, Hawaii.
Loan default recoveries related to business combinations represent the recovered inventory underlying defaulted Vacation Interests notes receivable that were acquired in connection with the Company's business combinations.
See "Note 2—Summary of Significant Accounting Policies" to the audited consolidated financial statements included in the 2015 Form 10-K/A for further discussion of unsold Vacation Interests, net.

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

See "Note 24—Business Combinations" for further detail on the Gold Key Acquisition and the Intrawest Acquisition and "Note 7—Transactions with Related Parties" for further detail on the HM&C Acquisition.

Note 13 — Other Intangible Assets, Net
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

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

Note 15 — Accrued Liabilities (Restated - See Note 3)
Accrued liabilities as of the dates presented below consisted of the following (in thousands):

	March 31, 2016 (Restated)	December 31, 2015 (Restated)
Liability for unrecognized tax benefit	$82,825	$76,001
Accrued payroll and related	26,441	37,154
Accrued marketing expenses	23,541	24,885
Accrued other taxes	17,179	15,525
Accrued commissions	16,928	22,774
Gold Key inventory recovery agreement	11,114	12,371
Accrued insurance	8,914	7,795
Accrued professional fees	7,950	4,336
Accrued escrow liability	3,845	3,784
Accrued operating lease liabilities	3,140	3,309
Accrued exchange company fees	1,708	2,131
Other	16,770	11,854
Total accrued liabilities	$220,355	$221,919
Liability for unrecognized tax benefit— represents amounts recorded related to uncertainty in income taxes, including potential interest charges, recognized in the Company's financial statements in accordance with ASC 740, “Income Taxes.” See "Note 18—Income Taxes" to the audited consolidated financial statements included in the 2015 Form 10-K/A for further detail.
In connection with the Intrawest Acquisition, the Company recorded $5.7 million of accrued liabilities based on a preliminary appraisal. This amount is included within the balances as of March 31, 2016 in the table above. See "Note 24—Business Combinations" for further details.

Note 16 — Deferred Revenues
Deferred revenues as of the dates presented below consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Deferred sampler package revenue	$66,325	$66,285
Club deferred revenue	36,391	43,890
Guest deposits	8,954	6,631
Other	8,365	2,914
Total deferred revenues	$120,035	$119,720
In connection with the Intrawest Acquisition, the Company recorded $2.5 million of deferred revenues based on a preliminary appraisal. This amount is included within the balances as of March 31, 2016 in the table above. See "Note 24—Business Combinations" for further details.

Note 17 — Borrowings
During the three months ended March 31, 2016, the Company issued one unsecured note to finance premiums on certain insurance policies, which carries an interest rate of 2.5% per annum. See "Note 17—Borrowings" to the audited consolidated financial statements included in the 2015 Form 10-K/A for further detail on the Company's borrowings.

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

Note 19 — Commitments and Contingencies
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
As of March 31, 2016 and December 31, 2015, all of the Company’s notes issued in its securitization transactions were classified as Level 2. The Company believes the fair value of these borrowings, all of which except the Diamond Resorts

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

Tempus Owner Trust 2013 Notes with a face value of $31.0 million (the "Tempus 2013 Notes") were determined with the assistance of an investment banking firm, approximated similar instruments in active markets. The Tempus 2013 Notes were classified as Level 2 as the Company believes the fair value of the Tempus 2013 Notes approximated their carrying value due to the fact that the market for similar instruments remained stable since September 2013, the issuance date of the Tempus 2013 Notes. See "Note 17—Borrowings" to the audited consolidated financial statements included in the 2015 Form 10-K/A for further detail on these borrowings.
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
The table below sets forth the computation of basic and diluted net income per share for the periods presented below (in thousands, except per share amounts):

	Three Months Ended March 31,
	2016 (Restated)	2015 (Restated)
Computation of Basic Net Income Per Share:
Net income	$33,179	$24,371
Weighted average shares outstanding	69,549	74,539
Basic net income per share	$0.48	$0.33

Computation of Diluted Net Income Per Share:
Net income	$33,179	$24,371
Weighted average shares outstanding	69,549	74,539
Effect of dilutive securities:
Restricted stock, RSUs and deferred stock (a)	—	29
Options to purchase common stock	1,922	2,788
Shares for diluted net income per share	71,471	77,356
Diluted net income per share	$0.46	$0.32
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

Note 25 — Segment Reporting (Restated - See Note 3)
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

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

The following table presents revenues and income before provision for income taxes for the Company's reportable segments (in thousands):

	Three Months Ended March 31,
	2016 (Restated)	2015 (Restated)
Revenues:
Hospitality and management services	$52,410	$45,741
Vacation Interests sales and financing	181,060	151,393
Corporate and other	326	386
Total revenues	$233,796	$197,520

Income before provision for income taxes:
Hospitality and management services	$40,537	$33,625
Vacation Interests sales and financing	63,701	57,470
Corporate and other	(47,857)	(48,167)
Income before provision for income taxes	$56,381	$42,928

Interest Revenue:
Hospitality and management services	$—	$—
Vacation Interests sales and financing	22,187	18,416
Corporate and other	326	386
Total interest revenue	$22,513	$18,802

Interest Expense:
Hospitality and management services	$—	$—
Vacation Interests sales and financing	4,848	3,918
Corporate and other	10,218	7,686
Total interest expense	$15,066	$11,604

Note 26 — Subsequent Events

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

•	our ability to sell, securitize or borrow against our consumer loans;

•	changes in the default rates of our consumer loan portfolio;

•	decreased demand from prospective purchasers of VOIs;

•	adverse events, including weather-related and other natural disasters and crises, or trends in vacation destinations and regions where the resorts in our network are located;

•	changes in our senior management;

•	our ability to comply with current or future regulations applicable to the vacation ownership industry or any actions by regulatory authorities;

•	the effects of our indebtedness and our compliance with the terms thereof;

•	changes in the interest rate environment and their effects on our outstanding indebtedness;

•	our ability to successfully implement our growth strategy, including our strategy to selectively pursue complementary strategic transactions;

•	risks associated with acquisitions, including difficulty in integrating operations and personnel, disruption of ongoing business and increased expenses;

•	our ability to compete effectively; and

•	other risks and uncertainties discussed in "Item 1A. Risk Factors" included in our amended Annual Report on Form 10-K/A for the year ended December 31, 2015 (the "2015 Form 10-K/A").

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
In addition, you should read the following discussion in conjunction with our condensed consolidated financial statements and other financial information included elsewhere in this Quarterly Report on Form 10-Q/A and our audited consolidated financial statements and the related notes for the fiscal year ended December 31, 2015, and the related management’s discussion and analysis of financial condition and results of operations, contained in the 2015 Form 10-K/A.
Explanatory Note
The discussion and analysis below gives effect to the Restatement, which reflects a correction in the application of the relative sales value model in accounting for Vacation Interests cost of sales for the quarters ended March 31, 2016 and 2015. To the extent that any amounts reported in the original Quarterly Report on Form 10-Q have been modified as a result of the Restatement, such amounts are presented throughout this Quarterly Report on Form 10-Q/A as adjusted for the Restatement. See Note 3 for further information regarding the Restatement.

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

Segment Reporting
For financial reporting purposes, we present our results of operations and financial condition in two business segments. The first business segment is hospitality and management services, which includes our operations related to the management of resort properties and Diamond Collections, our operation of the THE Club and other Club offerings (the "Clubs") and the provision of other services. The second business segment, Vacation Interests sales and financing, includes our operations relating to the marketing and sales of our VOIs, as well as our consumer financing activities related to such sales. While certain line items reflected on our statements of income and comprehensive income fall completely into one of these business segments, other line items relate to revenues or expenses which are applicable to both segments. For line items that are applicable to both segments, revenues or expenses are allocated by management as described under "Note 2—Summary of

Significant Accounting Policies" of our consolidated financial statements in our 2015 Form 10-K/A, which involve significant estimates. Certain expense items (principally corporate interest expense, depreciation and amortization and provision for income taxes) are not, in management's view, allocable to either of these business segments as they apply to the entire Company. In addition, general and administrative expenses are not allocated to either of our business segments because historically management has not allocated these expenses (which exclude hospitality and management services related overhead that is allocated to the HOAs and the Diamond Collections) for purposes of evaluating our different operational divisions. Accordingly, these expenses are presented under corporate and other.
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

Comparison of the Three Months Ended March 31, 2016 to the Three Months Ended March 31, 2015 - (Restated - Note 3)

	Three Months Ended March 31, 2016				Three Months Ended March 31, 2015
	Hospitality and Management Services	Vacation Interests Sales and Financing (Restated)	Corporate and Other (Restated)	Total (Restated)	Hospitality and Management Services	Vacation Interests Sales and Financing (Restated)	Corporate and Other (Restated)	Total (Restated)
	(In thousands)
	(Unaudited)
Revenues:
Management and member services	$46,096	$—	$—	$46,096	$40,639	$—	$—	$40,639
Consolidated resort operations	4,475	—	—	4,475	3,209	—	—	3,209
Vacation Interests sales, net of provision $0, $21,559, $0, $21,559, $0, $14,096, $0 and $14,096, respectively	—	145,448	—	145,448	—	122,566	—	122,566
Interest	—	22,187	326	22,513	—	18,416	386	18,802
Other	1,839	13,425	—	15,264	1,893	10,411	—	12,304
Total revenues	52,410	181,060	326	233,796	45,741	151,393	386	197,520
Costs and Expenses:
Management and member services	7,645	—	—	7,645	8,081	—	—	8,081
Consolidated resort operations	3,782	—	—	3,782	3,701	—	—	3,701
Vacation Interests cost of sales	—	11,241	—	11,241	—	3,710	—	3,710
Advertising, sales and marketing	—	86,725	—	86,725	—	68,513	—	68,513
Vacation Interests carrying cost, net	—	5,114	—	5,114	—	10,368	—	10,368
Loan portfolio	431	3,450	—	3,881	334	2,403	—	2,737
Other operating	15	5,981	—	5,996	—	5,011	—	5,011
General and administrative	—	—	27,723	27,723	—	—	32,256	32,256
Depreciation and amortization	—	—	10,560	10,560	—	—	8,640	8,640
Interest expense	—	4,848	10,218	15,066	—	3,918	7,686	11,604
Impairments and other write-offs	—	—	—	—	—	—	5	5
Gain on disposal of assets	—	—	(318)	(318)	—	—	(34)	(34)
Total costs and expenses	11,873	117,359	48,183	177,415	12,116	93,923	48,553	154,592
Income (loss) before provision for income taxes	40,537	63,701	(47,857)	56,381	33,625	57,470	(48,167)	42,928
Provision for income taxes	—	—	23,202	23,202	—	—	18,557	18,557
Net income (loss)	$40,537	$63,701	$(71,059)	$33,179	$33,625	$57,470	$(66,724)	$24,371
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
Total costs and expenses, increased $22.8 million, or 14.8%, to $177.4 million for the three months ended March 31, 2016 from $154.6 million for the three months ended March 31, 2015. Total costs and expenses included $4.1 million and $3.3 million of non-cash stock-based compensation charges for the three months ended March 31, 2016 and March 31, 2015, respectively. In addition, total costs and expenses for the three months ended March 31, 2015 included a $7.8 million cash charge in connection with the termination of our services agreement with JHJM. Excluding the effect of the non-cash stock-based compensation charges and the charge in connection with the termination of our services agreement with JHJM, total costs and expenses would have increased $29.8 million, or 20.8%, for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015.

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
Vacation Interests Cost of Sales. Vacation Interests cost of sales increased $7.5 million to $11.2 million for the three months ended March 31, 2016 from $3.7 million for the three months ended March 31, 2015. This increase in Vacation Interests cost of sales was primarily due to: (i) a $2.9 million increase due to an increase in Vacation Interests sales revenue; and (ii) a $4.6 million net increase in cost of sales under the relative sales value method due to (a) a $3.2 million increase due to a proportionately smaller increase in recovered inventory during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015; (b) a $1.8 million increase due to a proportionately smaller increase in the average selling price per point resulting from changes in sales mix and pricing increases during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015; (c) a $0.3 million increase due to the Intrawest Acquisition during the three months ended March 31, 2016; and (d) an offsetting decrease of $0.7 million related to other changes in the relative sales value model, including an increase in the provision for uncollectible Vacation Interests sales revenue, changes in sales incentives and other estimates.
Vacation Interests cost of sales as a percentage of Vacation Interests sales, net increased to 7.7% for the three months ended March 31, 2016 from 3.0% for the three months ended March 31, 2015. See "Critical Accounting Policies, Key Revenue and Expenses and Use of Estimates—Vacation Interests Cost of Sales" for further detail regarding the relative sales value method.
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
Interest Expense. Interest expense related to securitization notes and Funding Facilities increased $0.9 million, or 23.7%, to $4.8 million for the three months ended March 31, 2016 from $3.9 million for the three months ended March 31, 2015. The increase was primarily attributable to higher average outstanding balances under securitization notes and Funding Facilities during the three months ended March 31, 2016, as compared to the three months ended March 31, 2015. This increase was partially offset by a lower weighted average interest rate as we paid down securitization notes and Funding Facilities bearing higher interest rates and replaced them with those bearing lower interest rates. Our $200.0 million conduit facility (the "Conduit Facility") and our $100.0 million loan sale facility with Quorum Federal Credit Union (the "Quorum Facility") are collectively referred to as the “Funding Facilities.” See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Indebtedness" in the 2015 Form 10-K/A for further detail on these borrowings.
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
Income Taxes. Provision for income taxes was $23.2 million for the three months ended March 31, 2016, as compared to $18.6 million for the three months ended March 31, 2015. The increase was due to an increase in our income before provision for income taxes for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.

Liquidity and Capital Resources
Overview
We had $228.1 million and $290.5 million in cash and cash equivalents as of March 31, 2016 and December 31, 2015, respectively. Our primary sources of liquidity have historically been cash from operations and the financings discussed below.
Cash Flows From Operating Activities. During the three months ended March 31, 2016, net cash provided by operating activities was $42.0 million and was the result of net income of $33.2 million and non-cash revenues and expenses totaling $50.5 million, offset by other changes in operating assets and liabilities that resulted in a net use of cash of $41.7 million. The significant non-cash revenues and expenses included (i) $21.6 million in the provision for uncollectible Vacation Interests sales revenue; (ii) $10.6 million in depreciation and amortization; (iii) $8.1 million in deferred income taxes, primarily related to current favorable tax law regarding recognition of income from financed Vacation Interests sales and the utilization of our net operating loss carry forwards ("NOLs"); (iv) $4.1 million in stock-based compensation expense; (v) $3.9 million in amortization of capitalized loan origination costs and portfolio discounts (net of premiums); and (vi) $2.0 million in amortization of capitalized financing costs and original issue discounts.
During the three months ended March 31, 2015, net cash provided by operating activities was $45.1 million and was the result of net income of $24.4 million and non-cash revenues and expenses totaling $40.3 million, partially offset by other changes in operating assets and liabilities that resulted in a net use of cash of $19.6 million. The significant non-cash revenues and expenses included (i) $14.1 million in the provision for uncollectible Vacation Interests sales revenue; (ii) $9.9 million in deferred income taxes, primarily as a result of the provision for income taxes recorded for the three months ended March 31, 2015; (iii) $8.6 million in depreciation and amortization; (iv) $3.3 million in stock-based compensation expense; (v) $3.1 million in amortization of loan origination costs; and (vi) $1.4 million in amortization of capitalized financing costs and original issue discounts.
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

For additional information regarding our acquisition of, and other activity related to, unsold Vacation Interests during each of the three months ended March 31, 2016 and March 31, 2015, see “Note 10—Unsold Vacation Interests, Net” to our condensed consolidated financial statements included elsewhere in this quarterly report.
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
On December 22, 2014, we entered into a First Amendment to the Senior Credit Facility Agreement, which allowed the accelerated use of restricted payments for the Stock Repurchase Program (the “First Amendment”). On December 3, 2015, we entered into a Second Amendment and First Incremental Assumption Agreement (the “Second Amendment”) to the Senior Credit Facility Agreement. The Second Amendment provides for the Incremental Term Loan that bears the same interest rate and terms as described for the original term loan above. We received $147.0 million in proceeds upon the closing of the Incremental Term Loan, which was issued with 2.0% original issue discount. See "Note 17—Borrowings" of the 2015 Form 10-K/A for other significant terms and covenant requirements of the Senior Credit Facility.
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
The following tables present Adjusted EBITDA, as calculated in accordance with, and for purposes of covenants contained in, the Senior Credit Facility Agreement, reconciled to each of (1) our net cash provided by operating activities and (ii) our net income. The tables below present this reconciliation on an actual basis for the three months ended March 31, 2016 and 2015 and for the 12 months ended March 31, 2016 ("LTM"). LTM is calculated by adding the applicable financial data for the three months ended March 31, 2016 to the corresponding amount for the year ended December 31, 2015, and then subtracting the corresponding amount for the three months ended March 31, 2015. LTM Adjusted EBITDA is presented because, as discussed above, certain covenants in the Senior Credit Facility Agreement are based upon Adjusted EBITDA for us and our restricted subsidiaries for the four most recently ended fiscal quarters.Certain of the line items in the tables below have been restated for the three months ended March 31, 2016 and 2015 (see Note 3).

	Three Months Ended March 31,
	2016 (Restated)	2015 (Restated)	LTM (Restated)
	(In thousands)
Net cash provided by operating activities	$42,019	$45,060	$172,853
Provision for income taxes (restated)	23,202	18,557	103,409
Provision for uncollectible Vacation Interests sales revenue (a)	(21,559)	(14,096)	(88,235)
Amortization of capitalized financing costs and original issue discounts (a)	(2,027)	(1,402)	(6,858)
Deferred income taxes (b) (restated)	(8,114)	(9,893)	(40,691)
Excess tax benefits from stock-based compensation (c)	—	375	547
Loss on foreign currency (d)	(349)	(98)	(1,461)
Gain on Vacation Interests notes receivable purchase (a)	107	96	526
Unrealized loss on derivative instruments (e)	(131)	(258)	(335)
Unrealized (loss) gain on post-retirement benefit plan (f)	—	(43)	43
Loss on investment in joint venture (a)	(123)	—	(245)
Corporate interest expense (g)	10,218	7,686	34,113
Change in operating assets and liabilities excluding acquisitions (h) (restated)	41,690	19,589	182,111
Vacation Interests cost of sales (i) (restated)	11,241	3,710	45,250
Adjusted EBITDA - Consolidated	$96,174	$69,283	$401,027

(a)	Represents non-cash charge or gain.

(b)	Represents the deferred income tax liability, primarily related to current favorable tax law regarding recognition of income from financed Vacation Interests sales and the utilization of our NOLs.

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

	Three Months Ended March 31,
	2016 (Restated)	2015 (Restated)	LTM (Restated)
	(In thousands)
Net income (restated)	$33,179	$24,371	$152,694
Plus: Corporate interest expense (a)	10,218	7,686	34,113
Provision for income taxes (restated)	23,202	18,557	103,409
Depreciation and amortization (b)	10,560	8,640	36,441
Vacation Interests cost of sales (c) (restated)	11,241	3,710	45,250
Impairments and other non-cash write-offs (b)	—	5	7
Gain on disposal of assets (b)	(318)	(34)	(292)
Amortization of loan origination costs (b)	3,923	3,042	13,516
Amortization of net portfolio premium (b)	20	11	87
Stock-based compensation (d)	4,149	3,295	15,802
Adjusted EBITDA - Consolidated	$96,174	$69,283	$401,027

(a)	Corporate interest expense does not include interest expense related to non-recourse indebtedness that is secured by our VOI consumer loans.

(b)	These items represent non-cash charges/gains.

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
The terms of the consumer loans we seek to finance are generally longer than the Funding Facilities through which we seek to finance such loans. While the term of our consumer loans is typically ten years, the Funding Facilities typically have a term of less than three years. Although we seek to refinance conduit borrowings in the term securitization markets, we generally access the term securitization markets at least on an annual basis, and rely on the Funding Facilities to provide incremental liquidity between securitization transactions. Thus, we are required to refinance the Funding Facilities every one to two years in order to provide adequate liquidity for our consumer finance business. On May 9, 2016, we entered into an omnibus amendment to the Conduit Facility, as discussed in “Part II. Item 5—Other Information” in this Quarterly Report on Form 10-Q/A.
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
See "Note 17—Borrowings" to our audited consolidated financial statements included in the 2015 Form 10-K/A for further detail on our borrowings.
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
Commitments and Contingencies. From time to time, we are subject to certain legal proceedings and claims in the ordinary course of business. See “Item 3. Legal Proceedings” in the 2015 Form 10-K/A for further detail.
Off-Balance Sheet Arrangements. As of March 31, 2016, we did not have any off-balance sheet arrangements (as defined in Item 303(a)(4) of Regulation S-K).
Contractual Obligations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations" in the 2015 Form 10-K/A for a summary of our contractual obligations as of December 31, 2015. There were no material changes outside the ordinary course of our business in contractual obligations from December 31, 2015 through March 31, 2016.

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
Vacation Interests Cost of Sales—At the time we record Vacation Interests sales revenue, we record the related Vacation Interests cost of sales (which was $11.2 million for the three months ended March 31, 2016, as compared to $3.7 million for the three months ended March 31, 2015), all of which is allocated to the Vacation Interests sales and financing business segment. We record Vacation Interests cost of sales using the relative sales value method in accordance with ASC 978. This method, which was originally designed more for developers of timeshare resorts, requires us to make a number of projections and estimates, which are subject to uncertainty. In order to determine the amounts that must be expensed for each dollar of Vacation Interests sales with respect to a particular phase. We are required to prepare a forecast of sales and certain costs for the entire project's life cycle. These forecasts require us to estimate, among other things, the costs to acquire (or if applicable, build) additional VOIs, the total revenues expected to be earned on the project (including estimations of sales price per point and the aggregate number of points to be sold), the proper provision for uncollectible Vacation Interests sales revenue, sales incentives, and the projected future cost and volume of recoveries of VOIs. Then, these costs as a percentage of Vacation Interests sales revenue are determined and that percentage is applied retroactively to all prior sales and is applied to sales within the current period and future periods with respect to a particular project. These forecasts are reviewed on a quarterly basis, and the relevant estimates used in the forecasts are revised (if necessary) based upon historical results and management's new estimates. We require a seasoning of pricing strategy changes before such changes fully affect the forecasts, which generally occurs over a 12-month period. If any estimates are revised, we are required to adjust our Vacation Interests cost of sales using the revised estimates, and the entire adjustment required to correct Vacation Interests cost of sales over the life of the project to date is taken in the period in which the estimates are revised. Accordingly, small changes in any of the numerous estimates in the model (particularly changes in estimates for the factors relating to the cost to acquire additional VOIs and the total revenues expected to be earned on projects) can have a significant financial statement impact, positively or negatively, due to the retroactive adjustment required by ASC 978. See "Note 2—Summary of Significant Accounting Policies” in the 2015 Form 10-K/A for further detail and also Note 3.

The following illustrates the sensitivity of Vacation Interests costs of sales for the three months ended March 31, 2016 to a one percent change in the estimated future retail price per point and the estimated cost per point, assuming other estimates included in these forecasts remained constant:

	Amount of increase/(decrease) to Vacation Interests cost of sales (in thousands)	Percentage increase/ (decrease) to Vacation Interests cost of sales
Estimated future retail price per point - 1% increase	$(1,815)	(19.6)%
Estimated future retail price per point - 1% decrease	$1,815	19.6%
Estimated cost per point - 1% increase	$3,507	37.9%
Estimated cost per point - 1% decrease	$(3,507)	(37.9)%

For further detail on our critical accounting policies and related estimates and assumptions, including those related to revenue, unsold Vacation Interests, net, stock-based compensation expense, income taxes and business combinations, as well as key revenue and expense items reported in our consolidated statements of operations and comprehensive income, see "Note 2—Summary of Significant Accounting Policies” in the 2015 Form 10-K/A.

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
For additional information on the potential impact of exchange rate fluctuations on our financial results, see "Part I Item 1A. Risk Factors—Fluctuations in foreign currency exchange rates may affect our reported results of operations" in the 2015 Form 10-K/A.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Prior to the filing of our original Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer had concluded that, as of the end of such period, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and within the time frames specified in the SEC's rules and forms and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Control over Financial Reporting
Except as discussed above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. For further information regarding the Restatement see Note 3.
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
The Amendment amended the Conduit Facility to: (i) decrease the percentage included in the calculation of the Borrowing Base (as defined in the Conduit Facility) from 88% to 85%; (ii) increase the reserve account requirement from 0.25% of the Aggregate Loan Balance of the Borrowing Base Loans minus the Excluded Loan Balance (each as defined in the Conduit Facility) to the greater of $3,500,000 and 5.0% of such items; (iii) increase from greater than 6.50% to greater than 8.25% the average Delinquency Level with respect to the Securitized Portfolio that constitutes a Securitized Portfolio Performance Event, for the Payment Dates (each as defined in the Conduit Facility) commencing May 20, 2016 through October 20, 2016; and (iv) increase from greater than 0.90% to greater than 2.25% the average Default Level (as defined in the Conduit Facility) with respect to the Securitized Portfolio that constitutes a Securitized Portfolio Performance Event, for the Payment Dates commencing May 20, 2016 through October 20, 2016. The description of the Amendment set forth above is qualified in its entirety by reference to the full text of the Amendment, which is attached as Exhibit 10.3 to this Quarterly Report on Form 10-Q/A and is incorporated herein by reference.

ITEM 6.     EXHIBITS

Exhibit	Description
10.1*	Employment Agreement, dated April 7, 2014, by and between Diamond Resorts Centralized Services Company and Brian Garavuso.
10.2*	First Amendment to Employment Agreement, dated May 20, 2015, by and between Diamond Resorts Centralized Services Company and Brian Garavuso.
10.3*
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
101
The following materials from Diamond Resorts International, Inc.'s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income and Comprehensive Income; (iii) the Condensed Consolidated Statement of Stockholders' Equity; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) Notes to the Condensed Consolidated Financial Statements, filed herewith.

* Previously filed as an exhibit to this quarterly report.

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