Form 10-Q
period 2016-06-30
Diamond Resorts International, Inc.
filed 2016-08-09
CIK 1566897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________

FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES ☒ NO
As of August 5, 2016, there were 69,766,998 outstanding shares of the common stock, par value $0.01 per share, of Diamond Resorts International, Inc.

Explanatory Note
This Quarterly Report on Form 10-Q of Diamond Resorts International, Inc. (“DRII,” the "Company," "we," or "us") for the quarter ended June 30, 2016 includes restated consolidated balance sheets as of December 31, 2015, restated consolidated statements of cash flows and consolidated stockholders’ equity for the six months ended June 30, 2015, and restated consolidated statements of operations and comprehensive income (loss), and notes to the consolidated financial statements for the three and six months ended June 30, 2015. We will not file an amended Quarterly Report on Form 10-Q for the quarter ended June 30, 2015. This restatement included in this Quarterly Report on Form 10-Q is to reflect a correction in the application of the relative sales value inventory valuation model in the accounting for Vacation Interests cost of sales.
As discussed in "Note 2—Summary of Significant Accounting Policies" of our audited consolidated financial statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2015 (the "2015 Form 10-K/A"), we use the relative sales value method to account for Vacation Interests cost of sales, in accordance with the provisions of Accounting Standards Codification (“ASC”) 978, “Real Estate - Timesharing Activities” (“ASC 978”), for which we rely on complex financial models that began with our implementation of ASC 978 in 2005 and continue prospectively through the theoretical sell-out of the respective inventory. These models incorporate a variety of estimates, including the total revenues to be earned over the life of a "phase" (as defined in ASC 978) based upon an estimated retail sales price per point.
Since our implementation of ASC 978, through the quarter ended June 30, 2014, we treated most of our resort trusts (each a Diamond Collection) as separate phases, for which we maintained separate relative sales value models, as the Diamond Collections were considered distinct pools of inventory. During the quarter ended September 30, 2014, we began the practice of transferring (including through bulk transfer agreements) significant amounts of our company inventory and inventory that had been held by certain Diamond Collections in the U.S. (“U.S. Collections”) to those of our U.S. Collections that were in active sales. As a result of this change, the U.S. Collections became more homogeneous in nature (i.e., inventory within a single resort could now be included in multiple U.S. Collections). This represented a change in our internal vacation ownership interests (“Vacation Interests”) inventory management strategy intended to maintain adequate inventory levels to satisfy future projected sales levels.
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
Originally, we had concluded that this decrease in Vacation Interests cost of sales should be recognized prospectively. However, subsequent to the issuance of our consolidated financial statements for the year ended December 31, 2015 and for the quarter ended March 31, 2016, we determined that the change related to our internal Vacation Interests inventory management strategy should have been accounted for as a change in accounting estimate under ASC 978. Specifically, we should have recorded unsold Vacation Interests, net in the quarterly period ended September 30, 2014 as if the lower Vacation Interests cost of sales percentage was applied at the beginning of the phase. The resulting $33.2 million adjustment in the year ended December 31, 2014 should have been recorded as an increase to unsold Vacation Interests, net rather than applying it as a reduction to the future cost of sales percentage. This change resulted in (i) an increase of $2.0 million and $4.5 million to Vacation Interests cost of sales and a corresponding decrease in unsold Vacation Interests, net for the three and six month periods ended June 30, 2015; and (ii) an increase of $2.0 million to Vacation Interests cost of sales and a corresponding decrease in unsold Vacation Interests, net for the three months ended March 31, 2016.
As such, we have restated our consolidated financial statements for the three and six months ended June 30, 2015 to correct our accounting for Vacation Interests cost of sales and unsold Vacation Interests, net as a result of this change. The restatement of our historical consolidated financial statements to reflect this correction in the application of the relative sales value model in accounting for Vacation Interests cost of sales is referred to herein as the "Restatement."
For further information regarding the Restatement, see our Current Report on Form 8-K filed with the Securities and Exchange Commission (the "SEC") on August 8, 2016 (the "Restatement 8-K"), and for detailed financial information with respect to the Restatement, see “Note 3—Restatement to Previously Issued Financial Statements” of our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q (“Note 3”).
This Quarterly Report on Form 10-Q should be read in conjunction with certain of our filings made with the SEC, including the Restatement 8-K, our amended Annual Report on Form 10-K/A for the year ended December 31, 2015, and our amended Quarterly Reports on Form 10-Q/A for the quarterly periods ended March 31, 2016 and September 30, 2015, as filed with SEC on August 8, 2016.

PART I — FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2016 and December 31, 2015 (Restated - Note 3)
(In thousands, except share data)

	June 30, 2016	December 31, 2015
	(Unaudited)	(Restated)
Assets:
Cash and cash equivalents	$228,841	$290,510
Cash in escrow and restricted cash	76,555	98,295
Vacation Interests notes receivable, net of allowance of $173,040 and $165,331, respectively	672,828	622,607
Due from related parties, net	32,686	42,435
Other receivables, net	31,848	55,786
Income tax receivable	6,577	147
Deferred tax asset	992	1,104
Prepaid expenses and other assets, net	158,494	76,454
Unsold Vacation Interests, net	405,557	382,441
Property and equipment, net	105,975	95,361
Assets held for sale	8,931	1,672
Goodwill	127,874	104,521
Other intangible assets, net	239,848	222,190
Total assets	$2,097,006	$1,993,523
Liabilities and Stockholders' Equity:
Accounts payable	$25,000	$15,144
Due to related parties, net	100,264	54,778
Accrued liabilities	229,043	221,919
Income taxes payable	457	360
Deferred income taxes	117,587	102,036
Deferred revenues	106,871	119,720
Senior Credit Facility, net of unamortized original issue discount of $4,360 and $4,735, respectively, and debt issuance cost of $10,858 and $11,515, respectively	559,448	558,416
Securitization notes and Funding Facilities, net of unamortized original issue discount of $83 and $103, respectively, and debt issuance costs of $11,026 and $12,678, respectively	597,326	630,080
Derivative liabilities	90	146
Notes payable	8,612	4,750
Total liabilities	1,744,698	1,707,349

Stockholders' equity:
Common stock $0.01 par value per share; authorized - 250,000,000 shares, issued - 69,742,698 shares and 71,928,002 shares, respectively	697	719
Preferred Stock $0.01 par value per share; authorized - 5,000,000 shares	—	—
Additional paid-in capital	329,913	381,475
Retained earnings (accumulated deficit)	42,858	(15,812)
Accumulated other comprehensive loss	(21,160)	(20,151)
Subtotal	352,308	346,231
Less: Treasury stock at cost - zero and 2,222,383 shares, respectively	—	(60,057)
Total stockholders' equity	352,308	286,174
Total liabilities and stockholders' equity	$2,097,006	$1,993,523
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
For the three and six months ended June 30, 2016 and 2015 (Restated - Note 3)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015 (Restated)	2016	2015 (Restated)
Revenues:
Management and member services	$46,141	$42,039	$92,237	$82,678
Consolidated resort operations	4,729	4,125	9,204	7,334
Vacation Interests sales, net of provision of $30,632, $20,811, $52,191 and $34,907, respectively	155,317	150,281	300,765	272,847
Interest	21,626	18,799	44,139	37,601
Other	17,905	16,258	33,169	28,562
Total revenues	245,718	231,502	479,514	429,022
Costs and Expenses:
Management and member services	7,750	8,316	15,395	16,397
Consolidated resort operations	4,195	4,048	7,977	7,749
Vacation Interests cost of sales	15,742	9,414	26,983	13,124
Advertising, sales and marketing	94,015	84,878	180,740	153,391
Vacation Interests carrying cost, net	7,341	9,373	12,455	19,741
Loan portfolio	2,398	2,181	6,279	4,918
Other operating	7,590	7,338	13,586	12,349
General and administrative	37,236	23,531	64,960	55,787
Depreciation and amortization	10,833	8,457	21,393	17,097
Interest expense	14,940	11,521	30,006	23,125
Impairments and other write-offs	—	7	—	12
(Gain) loss on disposal of assets	(83)	72	(401)	38
Total costs and expenses	201,957	169,136	379,373	323,728
Income before provision for income taxes	43,761	62,366	100,141	105,294
Provision for income taxes	18,269	26,726	41,471	45,284
Net income	25,492	35,640	58,670	60,010
Other comprehensive income (loss):
Currency translation adjustments, net of tax of $0	(1,140)	1,994	(992)	(1,168)
Post-retirement benefit plan	—	43	—	86
Other	(1)	12	(17)	(6)
Total other comprehensive (loss) income, net of tax	(1,141)	2,049	(1,009)	(1,088)
Comprehensive income	$24,351	$37,689	$57,661	$58,922
Net income per share:
Basic	$0.37	$0.49	$0.84	$0.81
Diluted	$0.35	$0.47	$0.82	$0.79
Weighted average shares of common stock outstanding:
Basic	69,585	73,052	69,589	73,769
Diluted	71,920	75,759	71,731	76,430

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the six months ended June 30, 2016 (Restated - Note 3)
(In thousands, except share data)
(Unaudited)

	Common Stock Shares Outstanding	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit) (Restated)	Accumulated Other Comprehensive Income (Loss)	Less: Treasury Stock at Cost	Total Stockholders' Equity (Restated)
Balance at January 1, 2016 (Restated)	69,705,619	$719	$381,475	$(15,812)	$(20,151)	$(60,057)	$286,174
Exercise of stock options	14,000	—	196	—	—	—	196
Stock-based compensation	23,079	—	8,277	—	—	—	8,277
Retirement of treasury stock		(22)	(60,035)	—	—	60,057	—
Net income for the six months ended June 30, 2016	—	—	—	58,670	—	—	58,670
Other comprehensive income (loss):
Currency translation adjustment, net of tax of $0	—	—	—	—	(992)	—	(992)
Other	—	—	—	—	(17)	—	(17)
Balance at June 30, 2016	69,742,698	$697	$329,913	$42,858	$(21,160)	$—	$352,308

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the six months ended June 30, 2016 and 2015 (Restated - Note 3) (In thousands) (Unaudited)

	2016	2015 (Restated)
Operating activities:
Net income	$58,670	$60,010
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for uncollectible Vacation Interests sales	52,191	34,907
Amortization of capitalized financing costs and original issue discounts	4,179	2,801
Amortization of capitalized loan origination costs and portfolio premiums (net of discounts)	8,036	6,161
Depreciation and amortization	21,393	17,097
Stock-based compensation	8,277	7,717
Excess tax benefit from stock-based compensation	—	(375)
Impairments and other write-offs	—	12
(Gain) loss on disposal of assets	(401)	38
Deferred income taxes	11,207	21,907
Loss on foreign currency exchange	1,616	198
Gain on Vacation Interests notes receivable repurchase	(161)	(279)
Unrealized (gain) loss on derivative instruments	(56)	105
Unrealized loss on post-retirement benefit plan	—	86
Loss on investment in joint venture	346	—
Changes in operating assets and liabilities excluding acquisitions:
Cash in escrow and restricted cash	(56)	(5,433)
Vacation Interests notes receivable	(88,193)	(77,427)
Due from related parties, net	14,891	19,561
Other receivables, net	23,713	31,731
Prepaid expenses and other assets, net	(71,316)	(53,603)
Unsold Vacation Interests, net	(22,968)	(37,994)
Accounts payable	10,169	9,724
Due to related parties, net	48,485	61,701
Accrued liabilities	(2,670)	19,164
Income taxes receivable/payable	(6,223)	(391)
Deferred revenues	(13,235)	(31,456)
Net cash provided by operating activities	$57,894	$85,962

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—Continued
For the six months ended June 30, 2016 and 2015 (Restated - Note 3)
(In thousands)
(Unaudited)

	2016	2015 (Restated)

Investing activities:
Property and equipment capital expenditures	$(13,181)	$(10,917)
Purchase of intangible assets in connection with the HM&C Master Agreement	—	(8,993)
Purchase of assets in connection with the Intrawest Acquisition	(84,613)	—
Investment in joint venture in Asia	—	(1,500)
Proceeds from sale of assets	901	238
Net cash used in investing activities	(96,893)	(21,172)
Financing activities:
Changes in restricted cash	21,710	903
Proceeds from issuance of securitization notes and Funding Facilities	141,177	153,490
Payments on Senior Credit Facility	—	(18,109)
Payments on securitization notes and Funding Facilities	(175,675)	(126,276)
Payments on notes payable	(7,318)	(6,849)
Payment of debt issuance costs	(2,208)	(2,350)
Excess tax benefits from stock-based compensation	—	375
Common stock repurchased under the Stock Repurchase Program	—	(74,126)
Proceeds from exercise of stock options	196	2,205
Payments for derivative instrument	—	(316)
Net cash used in financing activities	(22,118)	(71,053)
Net decrease in cash and cash equivalents	(61,117)	(6,263)
Effect of changes in exchange rates on cash and cash equivalents	(552)	(3)
Cash and cash equivalents, beginning of period	290,510	255,042
Cash and cash equivalents, end of period	$228,841	$248,776

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIAMOND RESORTS INTERNATIIONAL, INC, AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—Continued
For the six months ended June 30, 2016 and 2015 (Restated - Note 3)
(In thousands)
(Unaudited)

	2016	2015 (Restated)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash interest paid on corporate indebtedness	$16,145	$12,163
Cash interest paid on securitization notes and Funding Facilities	$9,810	$8,092
Cash paid for taxes, net of cash tax refunds	$20,229	$486

Purchase of assets in connection with the Intrawest Acquisition:
Fair value of assets acquired	$80,382	$—
Goodwill acquired	22,857	—
Cash paid	(84,613)	—
Deferred tax liability	(4,419)	—
Liabilities assumed	$14,207	$—
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Insurance premiums financed through issuance of notes payable	$11,180	$8,492
Unsold Vacation Interests reclassified to assets held for sale	$7,910	$—
Unsold Vacation Interests, net reclassified to property and equipment, net	$5,769	$—
Assets to be disposed but not actively marketed (prepaid expenses and other assets) reclassified to assets held for sale	$232	$—
Assets held for sale reclassified to property and equipment	$45	$—
Assets held for sale reclassified to unsold Vacation Interests, net	$—	$12,982

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1	— Background, Business and Basis of Presentation
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
The Company operates in the hospitality and vacation ownership industry, with a worldwide resort network of 437 vacation destinations located in 35 countries throughout the world, including the continental United States ("U.S."), Hawaii, Canada, Mexico, the Caribbean, Central America, South America, Europe, Asia, Australia, New Zealand and Africa. The Company’s resort network includes 108 resort properties with approximately 13,000 units that are managed by the Company and 309 affiliated resorts and hotels and 20 cruise itineraries, which the Company does not manage and do not carry the Company's brand, but are a part of the Company's network and, through THE Club and other Club offerings (the "Clubs"), are available for its members to use as vacation destinations.
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
Gold Key Acquisition
On October 16, 2015, the Company completed its acquisition of substantially all of the assets of Ocean Beach Club, LLC, Gold Key Resorts, LLC, Professional Hospitality Resources, Inc., Vacation Rentals, LLC and Resort Promotions, Inc. (collectively, the "Gold Key Companies") relating to the operation of their vacation ownership business in Virginia Beach, Virginia and the Outer Banks, North Carolina (the "Gold Key Acquisition"). The Company acquired management contracts, real property interests, unsold Vacation Interests and other assets of the Gold Key Companies, adding six additional managed resorts to the Company's resort network, in exchange for a cash purchase price of $167.9 million and the assumption of certain non-interest-bearing liabilities. At the closing of the Gold Key Acquisition, an additional $6.2 million was deposited into an escrow account to support the Company's obligations under a default recovery agreement, which is recorded as restricted cash in the accompanying condensed consolidated balance sheet. See "Note 24—Business Combinations" for further details on the Gold Key Acquisition.
Intrawest Acquisition
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
Exploration of Strategic Alternatives and the Pending Merger
On February 24, 2016, the Company's board of directors announced that it formed a Strategic Review Committee comprised of independent directors to explore strategic alternatives to maximize shareholder value.
On June 29, 2016, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with affiliates of certain funds (the “Apollo Funds”) managed by affiliates of Apollo Global Management, LLC (together with its consolidated subsidiaries, “Apollo”), pursuant to which the Apollo Funds will acquire the Company for $30.25 per share of common stock, or approximately $2.2 billion, subject to the conditions set forth in the Merger Agreement ("the Pending Merger"). On July 14, 2016, entities affiliated with the Apollo Funds commenced a tender offer to acquire all of the Company’s shares of common stock in connection with the Pending Merger. Completion of the tender offer is conditional upon, among other things, the tender of at least one more share of common stock than 50% of the Company’s outstanding shares.  Additional information regarding

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

the tender offer and the Pending Merger may be found in the Schedule 14D-9 filed on July 14, 2016 by the Company with the SEC and the Schedule TO filed on July 14, 2016 with the SEC by the affiliates of Apollo making the tender offer. This transaction is expected to close in the fall of 2016.
Basis of Presentation
During the quarter ended December 31, 2015, the Company concluded that the majority of the cash collected on overnight rental operations ultimately belong to the Company and are available for general corporate use and reclassified the amount of such cash on its balance sheet from cash in escrow and restricted cash to cash and cash equivalents. Consequently, the Company revised its statement of cash flows for the six months ended June 30, 2015 to reflect this reclassification. In addition, the Company reclassified certain amounts related to changes in cash in escrow and restricted cash from cash flows from financing activities to cash flows from operating activities in its statement of cash flows for the six months ended June 30, 2015 to conform to the current period presentation.

The revisions to and impact on the statement of cash flows for the six months ended June 30, 2015 as a result of both reclassifications above are not material.
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting policies described in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2015 (the "2015 Form 10-K/A"). Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the U.S. ("U.S. GAAP") have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal and recurring nature. The accompanying condensed consolidated financial statements should be reviewed in conjunction with the Company's annual consolidated financial statements included in the 2015 Form 10-K/A. Operating results for the six months ended June 30, 2016 are not necessarily indicative of the results for the full year ending December 31, 2016 or any future period.
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

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

Recently Issued Accounting Pronouncements
In January 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-01, "Income Statement - Extraordinary and Unusual Items" ("ASU No. 2015-01"), which eliminates from U.S. GAAP the concept of extraordinary items. Extraordinary items are events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence. ASU No. 2015-01 simplifies income statement presentation by altogether removing the concept of extraordinary items from consideration. The Company adopted ASU No. 2015-01 as of its quarter ended March 31, 2016. The adoption of this update did not have any impact on the Company's financial statements.
In February 2015, the FASB issued ASU No. 2015-02, "Consolidation" (“ASU No. 2015-02”), which is intended to respond to stakeholders’ concerns about the current accounting guidance for certain legal entities. The amendments update the analysis of consolidation for limited partnerships, contractual fee arrangements and investment funds, as well as include additional guidance on the effect of related parties. The Company adopted ASU No. 2015-02 as of its quarter ended March 31, 2016. The adoption of this update did not have any impact on the Company's financial statements.
In April 2015, the FASB issued ASU No. 2015-03, "Interest - Imputation of Interest" ("ASU No. 2015-03"), which is intended to simplify the presentation of debt issuance costs. The amendments in ASU No. 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU No. 2015-03. The Company adopted ASU No. 2015-03 as of its quarter ended March 31, 2016 on a retrospective basis. The impact of this adoption on the accompanying condensed consolidated balance sheet as of December 31, 2015 was: (i) a $24.2 million reduction in prepaid expenses and other assets, net; (ii) an $11.5 million reduction in the senior secured credit facility originally entered into on May 9, 2014 and subsequently amended on December 22, 2014 and December 3, 2015 (the "Senior Credit Facility"); and (iii) a $12.7 million reduction in the securitization notes and Funding Facilities. This adoption had no other impact on the Company's financial statements. The Company elected to continue to include the debt issuance costs associated with its Funding Facilities (which consist of the $200.0 million Credit Suisse conduit facility (the "Credit Suisse Conduit Facility"), the $100.0 million loan sale facility with Quorum Federal Credit Union (the "Quorum Facility") and the $100 million loan facility with Capital One, National Association (the “Capital One Conduit Facility”) and the revolving line of credit under the Senior Credit Facility in prepaid expenses and other assets, net in the accompanying condensed consolidated balance sheets.
In April 2015, the FASB issued ASU No. 2015-05, "Intangibles - Goodwill and Other - Internal-Use Software" ("ASU No. 2015-05"), which provides guidance to customers about whether a cloud computing arrangement includes a software license and, if so, how the software license element of the arrangement should be accounted for by the customer. The Company adopted ASU No. 2015-05 as of its quarter ended March 31, 2016. The adoption of this update did not have a material impact on the Company's financial statements.
In September 2015, the FASB issued ASU No. 2015-16, "Business Combinations - Simplifying the Accounting for Measurement-Period Adjustments" ("ASU No. 2015-16"), which requires that an acquirer in a business combination recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU No. 2015-16 also requires that the acquirer record, in the current period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the estimated amounts, calculated as if the accounting had been completed at the acquisition date. The Company adopted ASU No. 2015-16 as of its quarter ended March 31, 2016. The adoption of this update did not have a material impact on the Company's financial statements.
In March 2016, the FASB issued ASU No. 2016-07, "Investments - Equity Method and Joint Ventures" ("ASU No. 2016-07"). The amendments in ASU No. 2016-07 eliminate the requirement that an entity retroactively adopt the equity method of accounting if an investment qualifies for use of the equity method as a result of an increase in the level of ownership or degree of influence. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. The amendments in ASU No. 2016-07 are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016. The Company is currently evaluating the standard to determine the impact of the adoption of this guidance on its financial statements.
In March 2016, the FASB issued ASU No. 2016-09, "Compensation - Stock Compensation - Improvements to Employee Share-based Payment Accounting" ("ASU No. 2016-09"). The areas for simplification in this update involve several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the areas for simplification apply only

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

to non-public entities. The amendments in ASU No. 2016-09 are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016. The Company is currently evaluating the standard to determine the impact of the adoption of this guidance on its financial statements.
In April 2016, the FASB issued ASU No. 2016-10, "Revenue from Contracts with Customers - Identifying Performance Obligations and Licensing" ("ASU No. 2016-10"). This update clarifies guidance related to identifying performance obligations and licensing implementation contained in ASU No. 2014-09. The amendments do not change the core principal of the guidance. The Company will adopt ASU No. 2016-10 as of its quarter ending March 31, 2018. The Company is currently evaluating the standard to determine the impact of the adoption of this guidance on its financial statements.
In May 2016, the FASB issued ASU No. 2016-11, "Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to staff announcements at the March 3, 2016 EITF Meeting" ("ASU No. 2016-11"). This update rescinds certain Securities and Exchange Commission (the "SEC") staff comments codified in FASB Accounting Standards Codification ("ASC") Topics 605, "Revenue Recognition." The Company will adopt ASU No. 2016-11 as of its quarter ending March 31, 2018. The adoption of this update will not have a material impact on the Company's financial statements.
In May 2016, the FASB issued ASU No. 2016-12, "Revenue from Contracts with Customers - Narrow-Scope Improvements and Practical Expedients" ("ASU No. 2016-12"). The amendments in ASU 2016-12 provide clarification to certain core recognition principles related to ASU No. 2014-09 including collectability, sales tax presentation, noncash consideration, contract modifications and completed contracts at transition and disclosures no longer required if the full retrospective transition method is adopted. The amendments do not change the core principal of the guidance. The Company will adopt ASU No. 2016-12 as of its quarter ending March 31, 2018. The Company is currently evaluating the standard to determine the impact of the adoption of this guidance on its financial statements.
In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" ("ASU No. 2016-13"). This update amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in the more timely recognition of losses. The Company will adopt ASU 2016-13 as of its quarter ending March 31, 2020. The Company is currently evaluating the standard to determine the impact of the adoption of this guidance on its financial statements.
See "Note 2—Summary of Significant Accounting Policies" to the audited consolidated financial statements included in the 2015 Form 10-K/A for additional accounting standards issued but not adopted as of June 30, 2016.

Note 3 — Restatement of Previously Issued Financial Statements
The Company restated its previously issued consolidated financial statements to reflect a change in the application of its relative sales value model used to calculate Vacation Interests cost of sales as a change in estimate as described below.
As discussed in "Note 2—Summary of Significant Accounting Policies" of our consolidated financial statements included in the Form 10-K/A, the Company uses the relative sales value method to account for Vacation Interests cost of sales in accordance with the provisions of ASC “Real Estate - Timesharing Activities” (“ASC 978”), for which the Company relies on complex financial models that began with the Company’s implementation of ASC 978 in 2005 and continue prospectively through the theoretical sell-out of the respective inventory. These models incorporate a variety of estimates, including the total revenues to be earned over the life of a "phase" (as defined in ASC 978) based upon an estimated retail sales price per point.
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
Originally, the Company had concluded that this decrease in Vacation Interests cost of sales should be recognized prospectively. However, subsequent to the issuance of the Company's consolidated financial statements for the year ended December 31, 2015 and for the quarter ended March 31, 2016, the Company determined that the change related to the internal Vacation Interests inventory management strategy should have been accounted for as a change in accounting estimate under ASC 978. Specifically, the Company should have recorded unsold Vacation Interests, net in the quarterly period ended September 30, 2014 as if the lower Vacation Interests cost of sales percentage was applied at the beginning of the phase. The resulting $33.2 million adjustment in the year ended December 31, 2014 should have been recorded as an increase to unsold Vacation Interests, net rather than applying it as a reduction to the future cost of sales percentage. This change resulted in an increase of $2.0 million and $4.5 million to Vacation Interests cost of sales and a corresponding decrease in unsold Vacation Interests, net for the three and six month periods ended June 30, 2015, respectively and an increase of $2.0 million to Vacation Interests cost of sales and a corresponding decrease in unsold Vacation Interests, net for the three months ended March 31, 2016. The restatement to reflect this correction in the application of the relative sales value model in accounting for Vacation Interests cost of sales is referred to herein as the "Restatement."
The table below sets forth balances as originally reported for balance sheet categories impacted by the Restatement, the impact of the Restatement on such categories and revised balances for such categories as of December 31, 2015 (in thousands):

	December 31, 2015
	As originally reported	Impact of Restatement	As restated
Unsold Vacation Interests, net	$358,278	$24,163	$382,441
Income tax receivable	147	—	147
Deferred tax asset	577	527	1,104
Total assets	$1,968,833	$24,690	$1,993,523

Accrued liabilities	$221,662	$257	$221,919
Income tax payable	346	14	360
Deferred income taxes	92,829	9,207	102,036
Total liabilities	1,697,871	9,478	1,707,349
Accumulated deficit	(31,024)	15,212	(15,812)
Total stockholders' equity	270,962	15,212	286,174
Total liabilities and stockholders' equity	$1,968,833	$24,690	$1,993,523
The table below sets forth the amount as originally reported for such categories for the three and six months ended June 30, 2016 and 2015 presented in the consolidated statement of income and comprehensive income that were impacted by the Restatement, impact of the Restatement on such categories and restated amount for such categories for the periods presented below (in thousands, except per share data):

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	As originally reported	Impact of Restatement	As restated	As originally reported	Impact of Restatement	As restated
Vacation Interests cost of sales	$7,451	$1,963	$9,414	$8,589	$4,535	$13,124
Total costs and expenses	167,173	1,963	169,136	319,193	4,535	323,728
Income before provision for income taxes	64,329	(1,963)	62,366	109,829	(4,535)	105,294
Provision for income taxes	27,459	(733)	26,726	46,984	(1,700)	45,284
Net income (loss)	$36,870	$(1,230)	$35,640	$62,845	$(2,835)	$60,010
Net income (loss) per share:
Basic	$0.50	$(0.01)	$0.49	$0.85	$(0.04)	$0.81
Diluted	$0.49	$(0.02)	$0.47	$0.82	$(0.03)	$0.79
The restatement of Vacation Interests cost of sale resulted in a restatement of (i) income taxes receivables, deferred tax asset, accrued liabilities (related to the liability for unrecognized tax benefit), deferred income taxes and accumulated deficit in our consolidated balance sheet as of December 31, 2015: and (ii) Vacation Interests cost of sale and provision for income taxes in our consolidated statements of operations and comprehensive income for the periods presented above.

Note 4 — Concentrations of Risk
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
Geographic Concentration
Portions of the Company's consumer loan portfolio are concentrated in certain geographic regions within the U.S. The deterioration of the economic condition and financial well-being of the regions in which the Company has significant loan concentrations could adversely affect the results of operations for its consumer loan portfolio business. The credit risk inherent in such concentrations is dependent upon regional and general economic stability, which affects property values and the financial well-being of the borrowers. As of June 30, 2016, the Company's loans to California residents constituted 32.0% of the notes receivable portfolio. No other state or foreign country concentration accounted for more than 10% of the portfolio.
Interest Rate Risk

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
The Company derives net interest income from its financing activities because the interest rates it charges its customers who finance the purchase of their VOIs exceed the interest rates the Company pays to its lenders. Since the Company’s notes receivable generally bear interest at fixed rates, increases in interest rates will erode the spread in interest rates that the Company has historically obtained.
On December 11, 2015, as required by the Credit Suisse Conduit Facility, the Company entered into an interest rate swap agreement to manage its exposure to fluctuations in interest rates, effective December 15, 2015 (the "December 2015 Swap"). The December 2015 Swap has a notional amount of $20.5 million and is scheduled to mature on December 20, 2025. The Company pays interest at a fixed rate of 2.4% based on a floating notional amount in accordance with a pre-determined amortization schedule, and receives interest based on one-month floating LIBOR. The December 2015 Swap did not qualify for hedge accounting. See "Note 17—Borrowings" to the audited consolidated financial statements included in the 2015 Form 10-K/A for further detail on the Credit Suisse Conduit Facility.
On March 10, 2016, as required by the Credit Suisse Conduit Facility, the Company entered into an interest rate swap agreement to manage its exposure to fluctuations in interest rates (the "March 2016 Swap"). The March 2016 Swap has a notional amount of $45.0 million and is scheduled to mature on February 20, 2026. The Company pays interest at a fixed rate of 2.25% based on a floating notional amount in accordance with a pre-determined amortization schedule, and receives interest based on one-month floating LIBOR. The March 2016 Swap did not qualify for hedge accounting.
As of June 30, 2016, the combined fair value of the December 2015 Swap and the March 2016 Swap was calculated to be $0.1 million based on a valuation report provided by the counterparty. This fair value was recorded as a derivative liability with an offsetting charge to interest expense. See "Note 20—Fair Value Measurements" for further detail on the derivative instruments.

Note 5 — Cash in Escrow and Restricted Cash
Cash in escrow and restricted cash as of the dates presented below consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Securitization notes and Funding Facilities collection and reserve cash	$44,654	$50,943
Escrow	12,113	13,423
Deposits related to Vacation Interests notes receivable servicing agreements	11,035	10,680
Collected on behalf of HOAs	3,203	18,626
Bonds and deposits	847	883
Other	4,703	3,740
Total cash in escrow and restricted cash	$76,555	$98,295

Note 6 — Vacation Interests Notes Receivable and Allowance
The Company provides financing to purchasers of VOIs at North American and St. Maarten sales centers that is collateralized by their VOIs. Eligibility for this financing is principally dependent upon the customers’ Fair Isaac Corporation ("FICO") credit scores and other factors based on review of the customer’s credit history. As of June 30, 2016, the Vacation Interests notes receivable bore interest at fixed rates between 6.0% and 18.0%. The terms of the Vacation Interests notes receivable range from two years to 15 years and may be prepaid at any time without penalty. Vacation Interests notes receivable originated by the Company within the last five years have a term of 10 years. The weighted average interest rate of outstanding Vacation Interests notes receivable was 14.5% and 14.6% as of June 30, 2016 and December 31, 2015, respectively.
The Company charges off Vacation Interests notes receivable upon the earliest of (i) the customer's account becoming over 180 days delinquent; or (ii) the completion of cancellation or foreclosure proceedings. Collection costs related to delinquent loans are expensed as incurred. Vacation Interests notes receivable from 91 to 180 days past due as of June 30, 2016 and December 31, 2015 were 3.7% and 2.5%, respectively, of gross Vacation Interests notes receivable.
In connection with the Intrawest Acquisition, the Company acquired $22.1 million of Vacation Interests notes receivable (which is net of a $3.2 million allowance and a $1.5 million discount) based on a preliminary appraisal. This amount is included

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

within the balances as of June 30, 2016 throughout the tables in this footnote. See "Note 24—Business Combinations" for further details.
The Vacation Interests notes receivable, net balance includes deferred origination costs related to Vacation Interests notes receivable originated by the Company, net of the related allowance. Vacation Interests notes receivable origination costs incurred in connection with providing financing for VOIs are capitalized and amortized over the estimated life of the Vacation Interests notes receivable, based on historical prepayments, as a decrease to interest revenue using the effective interest method. Amortization of deferred loan and contract origination costs charged to interest revenue was $4.1 million and $3.1 million for the three months ended June 30, 2016 and 2015, respectively, and $8.0 million and $6.1 million for the six months ended June 30, 2016 and 2015, respectively.
Gross Vacation Interests notes receivable as of the dates presented below consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Vacation Interests notes receivable - collateralized against securitization notes and Funding Facilities	$676,162	$688,777
Vacation Interests notes receivable - other	150,188	81,014
Total Vacation Interests notes receivable	$826,350	$769,791

See "Note 17—Borrowings" for further detail on the Company's various borrowings included in "Securitization notes and Funding Facilities" in the accompanying condensed consolidated balance sheets.

Vacation Interests notes receivable, net as of the dates presented below consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Vacation Interests notes receivable, originated	$784,685	$744,532
Vacation Interests notes receivable, purchased	41,665	25,259
Vacation Interests notes receivable, gross	826,350	769,791
Allowance for loan losses	(173,040)	(165,331)
Deferred profit on Vacation Interests transactions	(1,367)	(1,780)
Deferred loan and contract origination costs, net	15,415	15,546
Inventory value of defaulted Vacation Interests notes receivable that were previously purchased	6,816	4,152
Premium on Vacation Interests notes receivable, net	—	229
Discount on Vacation Interests notes receivable, net	(1,346)	—
Vacation Interests notes receivable, net	$672,828	$622,607
Deferred profit on Vacation Interests transactions represents revenues less direct costs related to sales (sales commissions, sales incentives, cost of sales and provision for loan losses) that do not qualify for revenue recognition under ASC 978, "Real Estate - Time-Sharing Activities" ("ASC 978"). See "Note 2—Summary of Significant Accounting Policies" to the audited consolidated financial statements included in the 2015 Form 10-K/A for a description of revenue recognition criteria.
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

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

Activity in the allowance associated with Vacation Interests notes receivable as of the dates presented below consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Balance, beginning of period	$168,998	$135,701	$165,331	$130,639
Provision for uncollectible Vacation Interests sales (a)	30,774	20,874	52,660	34,836
Write-offs, net	(26,732)	(10,745)	(44,951)	(19,645)
Balance, end of period	$173,040	$145,830	$173,040	$145,830
(a) The provision for uncollectible Vacation Interests sales shows activity in the allowance for expected losses associated with Vacation Interests notes receivable and is exclusive of ASC 978 adjustments related to deferred revenue.

A summary of the credit quality and aging as of the dates presented below is as follows (in thousands):

As of June 30, 2016
FICO Credit Scores	Current	31-60	61-90	91-120	121-150	151-180	Total
>799	$77,510	$929	$592	$390	$461	$709	$80,591
700-799	424,623	7,040	4,473	5,254	4,671	5,192	451,253
600-699	227,181	9,927	4,765	3,485	3,879	4,193	253,430
<600	19,337	1,866	756	527	528	681	23,695
No FICO Credit Scores	15,599	796	330	200	206	250	17,381
	$764,250	$20,558	$10,916	$9,856	$9,745	$11,025	$826,350

As of December 31, 2015
FICO Credit Scores	Current	31-60	61-90	91-120	121-150	151-180	Total
>799	$75,647	$751	$193	$338	$204	$287	$77,420
700-799	397,264	7,589	3,497	2,938	1,879	2,533	415,700
600-699	213,818	8,444	3,653	3,893	2,841	2,100	234,749
<600	19,393	1,700	881	333	533	465	23,305
No FICO Credit Scores	16,677	674	490	320	286	170	18,617
	$722,799	$19,158	$8,714	$7,822	$5,743	$5,555	$769,791
The Company captures FICO credit scores when each loan is underwritten. The "No FICO Credit Scores" category in the tables above is primarily comprised of customers who live outside of the U.S. and Canada.

Note 7 — Transactions with Related Parties
Due from Related Parties, Net and Due to Related Parties, Net
Amounts due from related parties, net and due to related parties, net consist primarily of transactions with HOAs or Diamond Collections for which the Company acts as the management company. Due from related parties, net transactions include (i) management fees for the Company’s role as the management company; (ii) certain expenses reimbursed by HOAs and Diamond Collections; and (iii) the recovery of a portion of the Company’s Vacation Interests carrying costs, management and member services, consolidated resort operations, loan portfolio and general and administrative expenses that are incurred on behalf of the HOAs and the Diamond Collections according to a pre-determined schedule approved by the board of directors of each HOA and Diamond Collection. Due to related parties, net transactions include (a) the amounts due to HOAs and Diamond Collections under inventory recovery agreements that the Company enters into regularly with certain HOAs and similar agreements with the Diamond Collections, pursuant to which the Company recaptures VOIs, either in the form of vacation intervals or vacation points, and brings them into the Company’s inventory for sale to customers; (b) the maintenance fee and assessment fee liability owed to HOAs and Diamond Collections for VOIs owned by the Company (generally this liability is recorded on January 1st of each year for the entire amount of annual maintenance and assessment fees, and is relieved throughout the year by payments remitted to the HOAs and the Diamond Collections; these maintenance and

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

assessment fees are also recorded as prepaid expenses and other assets, net in the accompanying condensed consolidated balance sheets and amortized ratably over the year); (c) cleaning fees owed to the HOAs for room stays paid by the Company’s customers or by a Club on behalf of a member where the frequency of the cleans exceeds those covered by the respective maintenance fees; and (d) miscellaneous transactions with other non-HOA related parties.
A vast majority of amounts due from related parties and due to related parties, some of which are due on demand, carry no interest. Due to the fact that the right of offset exists between the Company and the HOAs and the Diamond Collections, the Company evaluates amounts due to and from each HOA and Diamond Collection at each reporting period to reduce the receivables and the payables on each party's books of record. Any remaining balances are then reclassified as either a net due to or a net due from related parties for each HOA and Diamond Collection in accordance with the requirements of ASC 210, "Balance Sheet - Offsetting."
Due from related parties, net as of the dates presented below consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Amounts due from HOAs and Diamond Collections	$32,594	$42,393
Amounts due from other	92	42
Total due from related parties, net	$32,686	$42,435
Due to related parties, net as of the dates presented below consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Amounts due to HOAs and Diamond Collections	$100,181	$54,686
Amounts due to other	83	92
Total due to related parties, net	$100,264	$54,778

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
Aircraft Leases
In January 2012, the Company entered into an aircraft lease agreement with N702DR, LLC, a limited liability company of which Mr. Cloobeck is a beneficial owner and a controlling party. Pursuant to this lease agreement, the Company leases an aircraft from N702DR, LLC and paid N702DR, LLC $0.6 million for each of the three months ended June 30, 2016 and 2015, respectively, and $1.2 million for each of the six months ended June 30, 2016 and 2015, respectively. The Company has agreed not to terminate this aircraft lease agreement until at least December 31, 2017, subject to certain termination provisions in the aircraft lease agreement.
In December 2007, in connection with the Company's lease of another aircraft from Banc of America Leasing & Capital, LLC, Mr. Cloobeck entered into a guaranty in favor of Banc of America Leasing & Capital, LLC. Pursuant to this guaranty, Mr. Cloobeck guarantees the Company's lease payments and any related indebtedness to Banc of America Leasing & Capital, LLC in connection with this aircraft lease. Pursuant to this agreement, the Company paid Banc of America Leasing & Capital, LLC $0.3 million for each of the three months ended June 30, 2016 and 2015, and $0.6 million for each of the six months ended June 30, 2016 and 2015. The Company did not compensate Mr. Cloobeck for providing these guaranties; however, the Company has agreed to indemnify and hold harmless Mr. Cloobeck and each of his affiliates from any and all amounts that Mr. Cloobeck is required to pay under the guaranty in favor of Banc of America Leasing & Capital, LLC. In exchange, Mr. Cloobeck has agreed to comply with all the covenants and agreements set forth in the guaranty for so long as Mr. Cloobeck or any of his affiliates is subject to the guaranty.
The Company is a party to time sharing agreements with each of Mr. Cloobeck, Mr. Palmer, and Howard S. Lanznar, Executive Vice President and Chief Administrative Officer of the Company, in each case with respect to use of an aircraft leased by the Company. The respective time sharing agreements provide for the non-business use by the relevant individual of such aircraft, together with use of the Company's flight crew, and requires the relevant individual to reimburse the Company for specified costs related to such non-business use.
The Company has also agreed that it will not charge Mr. Cloobeck for use of Company-leased aircraft for non-business purposes for an aggregate number of flight hours with a value, based upon the relative costs of operating the Company-leased aircraft, equal to 50 flight hours (beginning May 25, 2016 through the earlier of December 31, 2016 or the closing of the Pending Merger) on the Company-leased aircraft that is most expensive to operate.
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
Affiliates of Guggenheim are currently lenders under the Credit Suisse Conduit Facility, the Senior Credit Facility and the $64.5 million securitization transaction completed on April 27, 2011. See "Note 17—Borrowings" to the audited consolidated financial statements included in the 2015 Form 10-K/A for further detail on these borrowings.
March 2015 Secondary Offering
On March 10, 2015, Cloobeck Diamond Parent, LLC (an entity beneficially owned and controlled by Mr. Cloobeck), the Guggenheim Investor and Best Amigos Partners, LLC (an entity beneficially owned and controlled by Lowell D. Kraff, who at that time was the Vice Chairman of the board of directors of the Company but was no longer a member of the board effective

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

May 24, 2016) (collectively, the "Selling Stockholders") consummated the sale of an aggregate of 6,700,000 shares of common stock of the Company in an underwritten public offering. On March 20, 2015, the Selling Stockholders sold an additional aggregate of 802,316 shares of the Company's common stock to the underwriter pursuant to the underwriting agreement in connection with the underwriter's exercise of its over-allotment option. These transactions are collectively referred to as the "March 2015 Secondary Offering." The Company did not sell any stock in the March 2015 Secondary Offering and did not receive any proceeds from the offering. The Company purchased from the underwriter 1,515,582 shares sold by the Selling Stockholders in the March 2015 Secondary Offering at $32.99 per share (the same price per share at which the underwriter purchased shares from the Selling Stockholders) for a total purchase price of $50.0 million. The Company incurred $1.0 million in expenses related to the March 2015 Secondary Offering, including registration, filing and listing fees, printing fees and legal and accounting expenses, which are included in general and administrative expenses in the accompanying consolidated statements of income and comprehensive income.
Praesumo Agreement
In June 2009, the Company entered into an engagement agreement for individual independent contractor services with Praesumo Partners, LLC, a limited liability company of which Mr. Kraff, formerly the Vice Chairman of the Board, is a beneficial owner and a controlling party. Pursuant to this engagement agreement, Praesumo provides Mr. Kraff as an independent contractor to the Company to provide, among other things, acquisition, development and finance consulting services. In August 2015, the Company entered into a fourth extension agreement that extends the agreement through August 31, 2016. The Company does not intend to enter into another extension agreement with Praesumo Partners, LLC upon the expiration of the fourth extension agreement. In consideration of these services provided pursuant to this agreement, the Company paid to Praesumo Partners, LLC, $0.4 million and $0.5 million in fees and expense reimbursements during the three months ended June 30, 2016 and 2015, respectively, and $0.9 million for each of the six months ended June 30, 2016 and 2015, respectively. These amounts do not include certain travel-related costs paid directly by the Company.

Note 8 — Other Receivables, Net
Other receivables, net as of the dates presented below consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Receivables related to sampler packages, net	$15,239	$14,723
Interest receivable associated with Vacation Interests notes receivable	7,827	7,919
Rental receivables and other resort management-related receivables, net	3,055	2,737
Club dues receivable, net	1,561	25,028
Insurance claims receivable	1,322	1,262
Other receivables	2,844	4,117
Total other receivables, net of allowances of $8,100 and $12,300, respectively	$31,848	$55,786
The allowance for doubtful accounts relates primarily to receivables for sampler packages and Club dues. The Company considers factors such as economic conditions, industry trends, defaults and age of the receivables to analyze the adequacy of the allowance. Any adjustments to the allowance are recorded within management and member services revenue or Vacation Interests carrying cost, net in the Company's condensed consolidated statements of income and comprehensive income.
In connection with the Intrawest Acquisition, the Company acquired $0.3 million of other receivables, net based on a preliminary appraisal. This amount is included within the balances as of June 30, 2016 in the table above. See "Note 24—Business Combinations" for further details.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

Note 9 — Prepaid Expenses and Other Assets, Net
Prepaid expenses and other assets, net as of the dates presented below consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Unamortized maintenance fees	$59,143	$—
Vacation Interests purchases in transit	37,653	29,323
Deferred commissions	17,020	17,109
Prepaid member benefits and affinity programs	7,566	2,689
Other inventory or consumables	5,729	4,767
Prepaid insurance	3,869	2,670
Prepaid sales and marketing costs	3,513	2,601
Debt issuance costs, net	3,350	2,545
Deposits and advances	2,663	2,635
Prepaid maintenance fees	2,323	3,843
Other	15,665	8,272
Total prepaid expenses and other assets, net	$158,494	$76,454
In connection with the Intrawest Acquisition, the Company acquired $9.5 million of prepaid expenses and other assets, net based on a preliminary appraisal. This amount is included within the balances as of June 30, 2016 in the table above. See "Note 24—Business Combinations" for further details.
The nature of selected balances included in prepaid expenses and other assets, net includes:
Unamortized maintenance fees—prepaid annual maintenance fees on unsold Vacation Interests owned by the Company billed by the HOAs and the Diamond Collections for resorts included in the Company's resort network that are managed by the Company, which are charged to expense ratably over the year.
Debt issuance costs, net—The Company adopted ASU No. 2015-03 as of its quarter ended March 31, 2016 and reclassified debt issuance costs related to its non-revolving borrowings from prepaid expenses and other assets, net to Senior Credit Facility, net and securitization notes and Funding Facilities, net in the accompanying condensed consolidated balance sheets. See "Note 2—Summary of Significant Accounting Policies" for further detail. The Company elected to continue to include the debt issuance costs associated with its Funding Facilities and the revolving line of credit under the Senior Credit Facility as prepaid expenses and other assets, net. Amortization of capitalized debt issuance costs that are classified as prepaid expenses and other assets, net in the table above was $0.6 million and $0.4 million for the three months ended June 30, 2016 and 2015, respectively, and $1.1 million and $0.8 million for the six months ended June 30, 2016 and 2015, respectively, and is included in interest expense.

Note 10 — Unsold Vacation Interests, Net (Restated - See Note 3)
Unsold Vacation Interests, net as of the dates presented below consisted of the following (in thousands):

	June 30, 2016	December 31, 2015 (as Restated)
Completed unsold Vacation Interests, net	$367,850	$322,945
Undeveloped land	36,085	35,974
Vacation Interests construction in progress	1,622	23,522
Unsold Vacation Interests, net	$405,557	$382,441

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

Activity related to unsold Vacation Interests, net for the periods presented below consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015 (Restated)	2016	2015 (Restated)
Balance, beginning of period	$389,845	$314,515	$382,441	$295,333
Vacation Interests cost of sales	(15,742)	(9,414)	(26,983)	(13,124)
Inventory recovery	27,444	18,913	27,780	18,777
Purchases and adjustments in connection with business combinations	308	—	17,000	—
Open market and bulk purchases	1,239	9,104	4,553	14,866
Capitalized legal, title and trust fees	5,193	4,419	7,755	7,677
Construction in progress	2,009	5,898	3,078	7,806
Transfer of construction in progress to property and equipment, net	(67)	—	(5,769)	—
Loan default recoveries related to business combinations	5,208	563	5,881	2,176
Transfers (to) from assets held for sale	(7,910)	(177)	(7,910)	12,982
Effect of foreign currency translation	(1,819)	2,472	(2,054)	(464)
Other	(151)	336	(215)	600
Balance, end of period	$405,557	$346,629	$405,557	$346,629
In connection with the Intrawest Acquisition, the Company acquired $17.0 million of unsold Vacation Interests based on a preliminary appraisal. This amount is included within the balances as of June 30, 2016 in the table above. See "Note 24—Business Combinations" for further details.
Vacation Interests construction in progress includes costs related to the construction of new units at the Cabo Azul Resort located in San Jose del Cabo, Mexico, and the Beachwoods Resort in Outer Banks, North Carolina (the management contract with respect to such resort was acquired in connection with the Gold Key Acquisition) and the development of a new resort in Kona, Hawaii. See "Note 19—Commitments and Contingencies" for additional information regarding the development of this new resort in Kona, Hawaii.
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
Note 11 — Property and Equipment, Net
Property and equipment, net as of the dates presented below consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Land and improvements	$21,022	$20,219
Buildings and leasehold improvements	69,477	60,281
Furniture and office equipment	23,983	21,845
Computer software	53,101	46,231
Computer equipment	20,764	19,146
Construction in progress	1,796	2,522
Property and equipment, gross	190,143	170,244
Less: Accumulated depreciation	(84,168)	(74,883)
Property and equipment, net	$105,975	$95,361
In connection with the Intrawest Acquisition, the Company acquired $2.0 million of property and equipment based on a preliminary appraisal. This amount is included within the balances as of June 30, 2016 in the table above. See "Note 24—Business Combinations" for further details.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

Depreciation expense related to property and equipment was $5.1 million and $4.0 million for the three months ended June 30, 2016 and 2015, respectively, and $10.2 million and $7.9 million for the six months ended June 30, 2016 and 2015, respectively.

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
The changes in the carrying amount of goodwill are as follows (in thousands):

	Hospitality and Management Services	Vacation Interests Sales and Financing	Total
Balance as of December 31, 2015:
Island One Acquisition - July 2013	$30,165	$467	$30,632
HM&C Acquisition - January 2015	10	—	10
Gold Key Acquisition - October 2015	13,777	60,102	73,879
Balance as of December 31, 2015	43,952	60,569	104,521
Changes to goodwill during the six months ended June 30, 2016:
Adjustment to Gold Key Acquisition based on appraisal	1,480	(984)	496
Intrawest Acquisition - January 2016	5,832	17,025	22,857
Total changes to goodwill during the six months ended June 30, 2016	7,312	16,041	23,353
Balance as of June 30, 2016:
Island One Acquisition - July 2013	30,165	467	30,632
HM&C Acquisition - January 2015	10	—	10
Gold Key Acquisition - October 2015	15,257	59,118	74,375
Intrawest Acquisition - January 2016	5,832	17,025	22,857
Balance as of June 30, 2016	$51,264	$76,610	$127,874

See "Note 24—Business Combinations" for further detail on the Gold Key Acquisition and the Intrawest Acquisition and "Note 7—Transactions with Related Parties" for further detail on the HM&C Acquisition.

Note 13 — Other Intangible Assets, Net
Other intangible assets, net consisted of the following as of June 30, 2016 (in thousands):

	Gross Carrying Cost	Accumulated Amortization	Net Book Value
Management contracts	$244,581	$(64,884)	$179,697
Member relationships and the Clubs	56,730	(40,102)	16,628
Rights to develop inventory	20,700	(859)	19,841
Rental agreements	16,000	(2,833)	13,167
Marketing easement rights	8,717	(654)	8,063
Distributor relationships and other	5,063	(2,611)	2,452
Total other intangible assets	$351,791	$(111,943)	$239,848

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

Other intangible assets, net consisted of the following as of December 31, 2015 (in thousands):

	Gross Carrying Cost	Accumulated Amortization	Net Book Value
Management contracts	$226,515	$(58,278)	$168,237
Member relationships and the Clubs	55,866	(39,298)	16,568
Rental agreements	15,800	(823)	14,977
Rights to develop inventory	11,600	(173)	11,427
Marketing easement rights	8,717	(436)	8,281
Distributor relationships and other	5,096	(2,396)	2,700
Total other intangible assets	$323,594	$(101,404)	$222,190
In connection with the Intrawest Acquisition, the Company recorded the following intangible assets included in the table above (dollars in thousands):

	Weighted Average Useful Life in Years	Based on Preliminary Appraisal as of January 29, 2016	Adjustments Recorded through June 30, 2016	Based on Updated Appraisal as of June 30, 2016
Management contracts	20	$16,700	$2,300	$19,000
Rights to develop inventory	14	9,600	(300)	9,300
Member relationships	6	1,000	—	1,000
		$27,300	$2,000	$29,300
Amortization expense for other intangible assets was $5.7 million and $4.5 million for the three months ended June 30, 2016 and 2015, respectively, and $11.2 million and $9.2 million for the six months ended June 30, 2016 and 2015, respectively.
As of June 30, 2016, the estimated aggregate amortization expense for intangible assets was expected to be $22.0 million, $21.3 million, $21.2 million, $18.3 million and $17.1 million for the successive 12 month periods ending June 30, 2017 through 2021, respectively, and $139.9 million for the remaining lives of these intangible assets.

Note 14 — Assets Held for Sale
Assets held for sale are recorded at the lower of cost or their estimated fair value less cost to sell and are not subject to depreciation. Sale of the assets classified as such is probable, and transfer of the assets is expected to qualify for recognition as a completed sale, generally within one year of the applicable balance sheet date.
Assets held for sale as of the dates presented below consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Unsold units and certain resorts in Europe	$8,931	$1,518
A unit at Cabo Azul Resort in Mexico	—	154
Total assets held for sale	$8,931	$1,672
During the three months ended June 30, 2016, the Company transferred a resort in its European operations from unsold Vacation Interests to assets held for sale in accordance with ASC 360, "Property, Plant and Equipment" ("ASC 360"). In addition, the sale of another resort in the Company's European operations was pending as of June 30, 2016 and December 31, 2015. The proceeds related to this resort were paid in full by April 2016 and the Company will transfer title to the resort by May 2017. Because the sale will not be considered consummated until title has been transferred, the resort pending consummation of sale will continue to be included in assets held for sale until such title transfer has occurred.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

Note 15 — Accrued Liabilities (Restated - See Note 3)
Accrued liabilities as of the dates presented below consisted of the following (in thousands):

	June 30, 2016	December 31, 2015 (Restated)
Liability for unrecognized tax benefit	$91,250	$76,001
Accrued payroll and related	25,376	37,154
Accrued marketing expenses	22,966	24,885
Accrued other taxes	17,244	15,525
Accrued commissions	16,206	22,774
Gold Key inventory recovery agreement	10,071	12,371
Accrued professional fees	8,467	4,336
Accrued insurance	7,681	7,795
Intrawest inventory repurchase obligation	7,400	—
Accrued escrow liability	3,832	3,784
Accrued operating lease liabilities	2,950	3,309
Accrued exchange company fees	1,555	2,131
Other	14,045	11,854
Total accrued liabilities	$229,043	$221,919
Liability for unrecognized tax benefit— represents amounts recorded related to uncertainty in income taxes, including potential interest charges, recognized in the Company's financial statements in accordance with ASC 740, "Income Taxes." See "Note 18—Income Taxes" to the audited consolidated financial statements included in the 2015 Form 10-K/A for further detail.
In connection with the Intrawest Acquisition, the Company recorded $11.5 million of accrued liabilities based on a preliminary appraisal, including $7.4 million in an inventory repurchase obligation and $4.1 million in other accrued liabilities. This amount is included within the balances as of June 30, 2016 in the table above. See "Note 24—Business Combinations" for further details.

Note 16 — Deferred Revenues
Deferred revenues as of the dates presented below consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Deferred sampler package revenue	$67,521	$66,285
Club deferred revenue	24,518	43,890
Guest deposits	8,573	6,631
Other	6,259	2,914
Total deferred revenues	$106,871	$119,720
In connection with the Intrawest Acquisition, the Company recorded $2.5 million of deferred revenues based on a preliminary appraisal. This amount is included within the balances as of June 30, 2016 in the table above. See "Note 24—Business Combinations" for further details.

Note 17 — Borrowings

On May 9, 2016, the Company entered into an Omnibus Amendment (the “Amendment”) to its $200 million Credit Suisse Conduit Facility to: (i) decrease the percentage included in the calculation of the Borrowing Base (as defined in the Credit Suisse Conduit Facility) from 88% to 85%; (ii) increase the reserve account requirement from 0.25% of the Aggregate Loan Balance of the Borrowing Base Loans minus the Excluded Loan Balance (each as defined in the Credit Suisse Conduit Facility) to the greater of $3.5 million and 5.0% of such items; (iii) increase from greater than 6.50% to greater than 8.25% the average Delinquency Level with respect to the Securitized Portfolio that constitutes a Securitized Portfolio Performance Event, for the Payment Dates (each as defined in the Credit Suisse Conduit Facility) from May 20, 2016 through October 20, 2016; and (iv)

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

increase from greater than 0.90% to greater than 2.25% the average Default Level (as defined in the Credit Suisse Conduit Facility) with respect to the Securitized Portfolio that constitutes a Securitized Portfolio Performance Event, for the Payment Dates from May 20, 2016 through October 20, 2016.
On May 11, 2016, the Company entered into an agreement with Capital One, National Association for the $100.0 million Capital One Conduit Facility. Borrowings under the Capital One Conduit Facility are secured by certain of the Company’s Vacation Interests notes receivable, bear interest at 30-day LIBOR plus 2.25% and carry a non-use fee of 0.75%. The advance rate on the Vacation Interests notes receivable is limited to 85% of the aggregate face value of eligible loans. The Capital One Conduit Facility has a stated maturity of May 11, 2020, inclusive of (i) a 30-month loan advance period and (ii) an 18-month amortization period. The Capital One Conduit Facility also provides for a $10 million sub-limit for Canadian-dollar denominated Vacation Interests notes receivable. The Capital One Conduit Facility is non-recourse and contains financial covenants consistent with the Company’s other existing financings and customary default provisions.
During the six months ended June 30, 2016, the Company issued two unsecured notes to finance premiums on certain insurance policies, both of which carry an interest rate of 2.5% per annum. See "Note 17—Borrowings" to the audited consolidated financial statements included in the 2015 Form 10-K/A for further detail on the Company's borrowings.
The following table presents selected information on the Company’s borrowings as of the dates presented below (dollars in thousands):

	June 30, 2016						December 31, 2015
	Principal Balance	Weighted Average Interest Rate	Maturity	Gross Amount of Vacation Interests notes receivable as Collateral	Borrowing / Funding Availability		Principal Balance
Senior Credit Facility	$574,666	5.5%	5/9/2021	$—	$25,000		$574,666
Original issue discount and debt issuance costs related to Senior Credit Facility (except the revolving line of credit)	(15,218)			—	—		(16,250)
Notes payable-insurance policies	8,612	2.5%	Various	—	—		4,586
Notes payable-other	—			—	—		164
Total Corporate Indebtedness	568,060			—	25,000		563,166

Diamond Resorts Owner Trust 2015-2 (1)	124,986	3.1%	5/22/2028	132,493	—		172,583
Diamond Resorts Owner Trust 2014-1 (1)	111,997	2.6%	5/20/2027	121,736	—		140,256
Diamond Resorts Owner Trust 2015-1 (1)	88,796	2.8%	7/20/2027	95,889	—		126,776
Diamond Resorts Owner Trust 2013-2 (1)	69,471	2.3%	5/20/2026	77,190	—		84,659
Credit Suisse Conduit Facility (1)	65,694	3.2%	4/10/2017	75,976	134,306	(2)	22,538
Capital One Conduit Facility (1)	63,757	2.7%	5/12/2020	73,503	36,243	(2)	—
DRI Quorum Facility and Island One Quorum Funding Facility (1)	42,945	4.4%	Various	49,526	57,055	(2)	45,411
Diamond Resorts Owner Trust 2013-1 (1)	26,213	2.0%	1/20/2025	29,126	—		30,681
Diamond Resorts Owner Trust 2011-1 (1)	10,127	4.0%	3/20/2023	10,806	—		12,073
Diamond Resorts Tempus Owner Trust 2013 (1)	4,449	6.0%	12/20/2023	9,917	—		7,884
Original issue discount and debt issuance costs related to securitization notes and Funding Facilities	(11,109)			—	—		(12,781)
Total Securitization Notes and Funding Facilities	597,326			676,162	227,604		630,080
Total	$1,165,386			$676,162	$252,604		$1,193,246
(1) Non-recourse indebtedness
(2) Borrowing / funding availability is calculated as the difference between the maximum commitment amount and the outstanding principal balance; however, the actual availability is dependent on the amount of eligible loans that serve as the collateral for such borrowings.

Amortization of original issue discount and capitalized debt issuance costs that are classified as contra-borrowings in the table above was $1.6 million and $1.0 million for the three months ended June 30, 2016 and 2015, respectively, and $3.1 million and $2.0 million for the six months ended June 30, 2016 and 2015, respectively, and is included in interest expense in the accompanying condensed consolidated statements of income and comprehensive income. The Company adopted ASU No. 2015-03 as of its quarter ended March 31, 2016 and reclassified debt issuance costs related to its non-revolving borrowings from prepaid expenses and other assets, net to Senior Credit Facility, net and securitization notes and Funding Facilities, net in the

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

accompanying condensed consolidated balance sheets. See "Note 2—Summary of Significant Accounting Policies" for further detail. The Company elected to continue to include the debt issuance costs associated with its Funding Facilities and the revolving line of credit under the Senior Credit Facility in prepaid expenses and other assets, net.
Borrowing Restrictions and Limitations
All of the Company’s borrowings under the Senior Credit Facility, securitization notes, the Credit Suisse Conduit Facility and the Capital One Conduit Facility contain various restrictions and limitations that may affect the Company's business and affairs. These include, but are not limited to, restrictions and limitations relating to its ability to incur indebtedness and other obligations, to make investments and acquisitions, to pay dividends and to repurchase shares of the Company's common stock. The Company is also required to maintain certain ratios and comply with other financial and performance covenants. The failure of the Company to comply with any of these provisions, or to pay its obligations, could result in foreclosure by the lenders of their security interests in the Company’s assets, and could otherwise have a material adverse effect on the Company. The Company was in compliance with all of the financial covenants as of June 30, 2016.
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

Note 18 — Income Taxes
In accordance with ASC 740-270, "Accounting for Income Taxes in Interim Periods," the income tax provisions for the six months ended June 30, 2016 and 2015 were determined primarily using estimated annual effective tax rates based on estimated income before provision for income taxes for the full years ending December 31, 2016 and 2015, respectively. For certain foreign jurisdictions, the tax provisions for the six months ended June 30, 2016 and 2015 were determined using year-to-date income before provision for income taxes.

Note 19 — Commitments and Contingencies
Contractual Obligations
The Company has entered into various contractual obligations primarily related to sales center remodeling, property amenity improvement and corporate office expansion projects. The total remaining commitment was $3.2 million as of June 30, 2016.
Hurricane Odile
In September 2014, Hurricane Odile, a Category 4 hurricane, inflicted widespread damage on the Baja California peninsula, particularly in San Jose Del Cabo, where the Cabo Azul Resort, one of the Company's managed resorts, is located. Hurricane Odile caused significant damage to the buildings as well as the facilities and amenities at the Cabo Azul Resort, including unsold Vacation Interests and property and equipment owned by the Company. During the six months ended June 30, 2015, the Company received $5.0 million in proceeds from its insurance carrier for property damage resulting from Hurricane Odile. The Company did not receive any proceeds related to such claim during the six months ended June 30, 2016; however, management believes that it will receive additional amounts under the Company's insurance policies to cover the balance of costs incurred by the Company in excess of the $5.0 million already received when the insurance claim is ultimately settled.
In addition, the Company has filed a claim under its business interruption insurance policy for business profits lost during the period that the Cabo Azul Resort remained closed as a result of the damage suffered in Hurricane Odile. During the year ended December 31, 2015, the Company received an aggregate of $6.0 million from its insurance carrier related to such claim, which was recognized as other revenue in the condensed consolidated statements of income and comprehensive income. The Company did not receive any proceeds related to such claim during the six months ended June 30, 2016 or June 30, 2015. The total claim remains under negotiation with the insurance carrier and any further payments will be recorded in the periods in which they are received. The Cabo Azul Resort and the on-site sales center reopened on September 1, 2015.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

Kona Agreement
On July 28, 2015, the Company entered into an agreement for the purchase and sale of property, which was amended on February 25, 2016, June 30, 2016 and July 29, 2016 (as amended, the "Kona Agreement"), with Hawaii Funding LLC (the "Kona Seller"), an affiliate of Och-Ziff Real Estate. The Kona Agreement relates to the development by the Kona Seller of a new resort, which is expected to consist of 144 on property located in Kona, Hawaii to be acquired by the Kona Seller. Pursuant to the Kona Agreement, the Company agreed to purchase all of the units, subject to the satisfaction of specified conditions, including a period of assessment by both parties of the suitability and feasibility of the property for its intended use. The amendments to the Kona Agreement ultimately extended the Feasibility Period and the Termination Outside Date, each as defined in the Kona Agreement, to October 1, 2016 and October 8, 2016, respectively, and as a condition to the effectiveness of these amendments and as consideration for the extension of the Feasibility Period, the Company paid to the Kona Seller a fee of $300,000 in the aggregate.
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
As of June 30, 2016, the only assets and liabilities of the Company measured at fair value on a recurring basis were those related to the March 2016 Swap and the December 2015 Swap. As of December 31, 2015, the only assets and liabilities of the Company measured at fair value on a recurring basis were those related to the December 2015 Swap. The fair values of both the March 2016 Swap and the December 2015 Swap were based on valuation reports provided by the counterparty and were classified as Level 3, based on the fact that the credit risk data used for the valuations were not directly observable and could not be corroborated by observable market data. The Company’s assessment of the significant inputs to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. See "Note 4—Concentrations of Risk" for further detail on the derivative instruments.
The following table summarizes the information regarding the Company's derivative instruments as of the dates presented below (in thousands):

	As of June 30, 2016		As of December 31, 2015
	Carrying Value	Total Estimated Fair Value	Carrying Value	Total Estimated Fair Value
Liabilities:
Interest rate swap agreements	$90	$90	$146	$146
Total Liabilities	$90	$90	$146	$146
As of June 30, 2016 and December 31, 2015, Vacation Interests notes receivable had a balance of $672.8 million and $622.6 million, net of allowance, respectively. The allowance for losses against the Vacation Interests notes receivable is derived using a static pool analysis to develop historical default percentages based on FICO credit scores to apply to the Vacation Interests notes receivable population. The Company evaluates other factors such as economic conditions, industry trends and past due aging reports in order to determine the adjustments needed to true up the allowance, which adjusts the

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

carrying value of Vacation Interests notes receivable to management's best estimate of collectability. As a result of such evaluation, the Company believes that the carrying value of the Vacation Interests notes receivable approximated its fair value at June 30, 2016 and December 31, 2015. These financial assets were classified as Level 3, as there is little market data available.
As of June 30, 2016 and December 31, 2015, the borrowings under the Senior Credit Facility were classified as Level 2 and the Company believes the fair value of the Senior Credit Facility approximated its carrying value (excluding unamortized debt issuance costs) at such dates due to the fact that the market for similar instruments remained stable since May 2014, when the Company entered into the Senior Credit Facility.
As of June 30, 2016 and December 31, 2015, the borrowings under the Credit Suisse Conduit Facility were classified as Level 2 and the Company believes the fair value of the Credit Suisse Conduit Facility approximated its carrying value at such dates due to the fact that the market for similar instruments remained stable since February 2015, when the Company entered into the latest amendment of the Credit Suisse Conduit Facility.
As of June 30, 2016, the borrowings under the Capital One Conduit Facility were classified as Level 2 and the Company believes the fair value of the Capital One Conduit Facility approximated its carrying value due to the fact it was recently issued and, therefore, measured using other significant observable inputs.
As of June 30, 2016 and December 31, 2015, the Quorum Facility and a loan sale agreement that the Company assumed in connection with a previous business combination were classified as Level 2 based on an internal analysis performed by the Company utilizing the discounted cash flow model and the quoted prices for identical or similar instruments in markets that are not active.
As of June 30, 2016 and December 31, 2015, all of the Company’s notes issued in its securitization transactions were classified as Level 2. The Company believes the fair value of these borrowings, all of which except the Diamond Resorts Tempus Owner Trust 2013 Notes with a face value of $31.0 million (the "Tempus 2013 Notes") were determined with the assistance of an investment banking firm, approximated similar instruments in active markets. The Tempus 2013 Notes were classified as Level 2 as the Company believes the fair value of the Tempus 2013 Notes approximated their carrying value due to the fact that the market for similar instruments remained stable since September 2013, the issuance date of the Tempus 2013 Notes. See "Note 17—Borrowings" to the audited consolidated financial statements included in the 2015 Form 10-K/A for further detail on these borrowings.
As of June 30, 2016 and December 31, 2015, the fair values of all other debt instruments were not calculated, based on the fact that they were either due within one year or were immaterial.
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
The carrying values and estimated fair values of the Company's financial instruments as of June 30, 2016 were as follows (in thousands):

	Carrying Value	Total Estimated Fair Value	Estimated Fair Value (Level 2)	Estimated Fair Value (Level 3)
Assets:
Vacation Interests notes receivable, net	$672,828	$672,828	$—	$672,828
Total assets	$672,828	$672,828	$—	$672,828
Liabilities:
Senior Credit Facility, net	$559,448	$570,307	$570,307	$—
Securitization notes and Funding Facilities, net	597,326	607,761	607,761	—
Notes payable	8,612	8,612	8,612	—
Total liabilities	$1,165,386	$1,186,680	$1,186,680	$—

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

The carrying values and estimated fair values of the Company's financial instruments as of December 31, 2015 were as follows (in thousands):

	Carrying Value	Total Estimated Fair Value	Estimated Fair Value (Level 2)	Estimated Fair Value (Level 3)
Assets:
Vacation Interests notes receivable, net	$622,607	$622,607	$—	$622,607
Total assets	$622,607	$622,607	$—	$622,607
Liabilities:
Senior Credit Facility, net	$558,416	$569,931	$569,931	$—
Securitization notes and Funding Facilities, net	630,080	638,420	638,420	—
Notes payable	4,750	4,750	4,750	—
Total liabilities	$1,193,246	$1,213,101	$1,213,101	$—

Note 21 — Stock-Based Compensation
On May 19, 2015, the Company held its 2015 annual meeting of stockholders, at which the Company's stockholders approved the Company’s 2015 Equity Incentive Compensation Plan (the “Equity Incentive Plan”). The Equity Incentive Plan is a broad-based plan under which 8,500,000 shares of the Company’s common stock are authorized for issuance for awards, including pursuant to awards of restricted stock, restricted stock units ("RSUs"), stock options, deferred stock and stock appreciation rights to the officers, employees, consultants, advisors and directors of the Company. As of June 30, 2016, 6,934,026 shares remained available for issuance as new awards under the Equity Incentive Plan.
Stock Options
The Company accounts for its stock options issued to its employees and non-employee directors in accordance with ASC 718, "Compensation - Stock Compensation." All such stock options contain service-only vesting conditions and the associated compensation expense is measured at fair value on the grant date and recognized in the statements of income and comprehensive income over the expected term during which the employees (including, from an accounting perspective, non-employee directors in their capacity as such) of the Company provide service in exchange for the award.
The Company utilizes the Black-Scholes option-pricing model to estimate the fair value of the stock options granted to its employees and non-employee directors. The expected volatility was calculated based on the historical volatility of the stock prices for a group of identified peer companies for the expected term of the stock options on the grant date (which is significantly greater than the volatility of the S&P 500® index as a whole during the same period) due to the lack of historical stock trading prices of the Company. The average expected option life represented the period of time the stock options were expected to be outstanding at the issuance date based on management’s estimate using the simplified method prescribed under the SEC Staff Accounting Bulletin Topic 14: "Share-Based Payment" ("SAB 14") for employee grants. The risk-free interest rate was calculated based on U.S. Treasury zero-coupon yield with a remaining term that approximated the expected option life assumed at the date of issuance. The expected annual dividend per share was 0% based on the Company’s expected dividend rate.
The Company did not issue any stock options during the six months ended June 30, 2016.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

Stock option activity during the six months ended June 30, 2016 related to stock option grants issued to the employees of the Company was as follows:

	Options (In thousands)	Weighted-Average Exercise Price (Per Share)	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2016	8,766	$17.20	7.9	$72,840
Granted	—	—
Exercised	(14)	$14.00
Forfeited or expired	(9)	$14.00
Outstanding at June 30, 2016	8,743	$17.21	7.4	$111,482
Exercisable at June 30, 2016	6,838	$15.53	7.1	$98,682
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been realized by the option holders had all option holders exercised their options on June 30, 2016. The intrinsic value of a stock option is the excess of the Company’s closing stock price on that date over the exercise price, multiplied by the number of shares subject to the option.
The following table summarizes the Company’s unvested stock option activity for the six months ended June 30, 2016:

	Options (In thousands)	Weighted-Average Exercise Price (Per Share)
Unvested at January 1, 2016	2,547	$23.51
Granted	—	—
Vested	(633)	24.43
Forfeited or expired	(9)	14.00
Unvested at June 30, 2016	1,905	$23.15
Restricted Stock, RSUs and Deferred Stock
Between July 18, 2013 and June 30, 2016, the Company issued restricted stock, RSUs and deferred stock to certain employees and non-employee members of the board of directors of the Company, all of which contain service vesting conditions and some of which contain additional performance-related vesting conditions. All such issuances were valued at the closing stock price of the Company's common stock on the grant date of such stock-based compensation.
The following table summarizes the activity related to restricted stock, RSUs and deferred stock during the six months ended June 30, 2016:

	Restricted Stock		Restricted Stock Units		Deferred Stock
	Shares (In thousands)	Weighted Average Grant Price (Per share)	Units (In thousands)	Weighted Average Grant Price (Per share)	Units (In thousands)	Weighted Average Grant Price (Per share)
Unvested at January 1, 2016	160	$30.58	78	$32.69	—	$32.72
Granted	17	$22.11	—	$—	17	$22.11
Vested/Converted to common stock	(39)	$30.44	(8)	$32.69	(17)	$22.11
Forfeited or expired	—	$—	—	$—	—	$—
Unvested at June 30, 2016	138	$29.58	70	$32.69	—	$—

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

Stock-based Compensation Expense
The following table summarizes the Company’s stock-based compensation expense for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Company employee grants	$3,773	$3,782	$7,580	$7,002
Non-employee director grants	355	640	697	715
Total	$4,128	$4,422	$8,277	$7,717
In accordance with SAB 14, the Company records stock-based compensation to the same line item on the statements of income and comprehensive income as the grantees' cash compensation. In addition, the Company records stock-based compensation expense to the same business segment as the grantees' cash compensation for segment reporting purposes in accordance with ASC 280, "Segment Reporting."
The following table summarizes the effect of the stock-based compensation for the three months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30, 2016				Three Months Ended June 30, 2015
	Hospitality and Management Services	Vacation Interests Sales and Financing	Corporate and Other	Total	Hospitality and Management Services	Vacation Interests Sales and Financing	Corporate and Other	Total
Management and member services	$381	$—	$—	$381	$345	$—	$—	$345
Advertising, sales and marketing	—	734	—	734	—	547	—	547
Vacation Interests carrying cost, net	—	69	—	69	—	64	—	64
Loan portfolio	—	110	—	110	—	100	—	100
General and administrative	—	—	2,834	2,834	—	—	3,366	3,366
Total	$381	$913	$2,834	$4,128	$345	$711	$3,366	$4,422
The following table summarizes the effect of the stock-based compensation for the six months ended June 30, 2016 and 2015 (in thousands):

	Six Months Ended June 30, 2016				Six Months Ended June 30, 2015
	Hospitality and Management Services	Vacation Interests Sales and Financing	Corporate and Other	Total	Hospitality and Management Services	Vacation Interests Sales and Financing	Corporate and Other	Total
Management and member services	$774	$—	$—	$774	$625	$—	$—	$625
Advertising, sales and marketing	—	1,484	—	1,484	—	916	—	916
Vacation Interests carrying cost, net	—	141	—	141	—	115	—	115
Loan portfolio	—	223	—	223	—	181	—	181
General and administrative	—	—	5,655	5,655	—	—	5,880	5,880
Total	$774	$1,848	$5,655	$8,277	$625	$1,212	$5,880	$7,717

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

The following table summarizes the Company’s unrecognized stock-based compensation expense as of June 30, 2016 (dollars in thousands):

	Options	Restricted Stock	Restricted Stock Units	Deferred Stock	Total
Unrecognized stock-based compensation expense	$13,068	$3,653	$1,772	$345	$18,838
Weighted-average remaining amortization period (in years)	0.9	1.8	2.4	0.9	1.2
Upon completion of the Pending Merger (subject to the conditions thereto), all outstanding stock options (with the exception of those stock options with an exercise price that exceeds $30.25 per share), unvested shares of restricted stock (with the exception of a grant of restricted stock to a member of the board of directors on May 24, 2016 that provided that only one-third of such grant would vest in the event of a change of control of the Company within the first 12 months following the grant date and that the remaining two-thirds would be forfeited), RSUs and deferred stock of the Company will be converted into the right to receive lump sum cash payments, which amounts will be calculated in accordance with the Merger Agreement. In connection with the foregoing, all outstanding stock-based compensation previously issued will be canceled concurrent with the completion of the Pending Merger.
Note 22 — Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) are as follows (in thousands):

	Cumulative Translation Adjustment	Other	Total
Balance, December 31, 2015	$(20,182)	$31	$(20,151)
Period change	(992)	(17)	(1,009)
Balance, June 30, 2016	$(21,174)	$14	$(21,160)

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
Approximately 1.2 million shares underlying stock options for each of the three months and six months ended June 30, 2016 were excluded from the net income per share computation, as their effect would be antidilutive under the treasury stock method. No shares underlying stock options for the three months and six months ended June 30, 2015 were excluded from the net income per share computation.
Approximately 0.2 million shares of restricted stock and RSUs for each of the three months and six months ended June 30, 2016 were excluded from the net income per share computation, as their effect would be antidilutive under the treasury stock method. No restricted stock or RSUs for the three months and six months ended June 30, 2015 were excluded from the net income per share computation.

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

The table below sets forth the computation of basic and diluted net income per share for the periods presented below (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015 (Restated)	2016	2015 (Restated)
Computation of Basic Net Income Per Share:
Net income	$25,492	$35,640	$58,670	$60,010
Weighted average shares outstanding	69,585	73,052	69,589	73,769
Basic net income per share	$0.37	$0.49	$0.84	$0.81

Computation of Diluted Net Income Per Share:
Net income	$25,492	$35,640	$58,670	$60,010
Weighted average shares outstanding	69,585	73,052	69,589	73,769
Effect of dilutive securities:
Restricted stock, RSUs and deferred stock (a)	17	32	17	28
Options to purchase common stock	2,318	2,675	2,125	2,633
Shares for diluted net income per share	71,920	75,759	71,731	76,430
Diluted net income per share	$0.35	$0.47	$0.82	$0.79
(a) Includes unvested dilutive restricted stock and RSUs that are subject to future forfeitures.

Note 24 — Business Combinations
On October 16, 2015, the Company completed the Gold Key Acquisition and acquired five management contracts, real property interests, unsold Vacation Interests to sell to existing members and potential customers and other assets, adding six additional managed resorts to the Company’s resort network and new owner-families to the Company’s owner base, in exchange for a cash purchase price of $167.9 million and the assumption of certain non-interest-bearing liabilities. At the closing of the Gold Key Acquisition, $6.2 million was deposited into an escrow account to support the Company’s obligations under a default recovery agreement, and is classified as restricted cash on the Company’s balance sheet. The Company assumed $15.5 million of contingent consideration in connection with this default recovery agreement, which was recorded as accrued liabilities, with an offsetting amount in prepaid expenses and other assets, net.
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

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

During the period between December 31, 2015 and June 30, 2016, adjustments were recorded to the respective accounts to reflect the values in the updated preliminary appraisals as of June 30, 2016. The following table summarizes the consideration paid and the amounts of the assets acquired and liabilities assumed from the Gold Key Companies at the acquisition date (in thousands):

	Based on Preliminary Appraisal as of October 16, 2015	Adjustments Recorded through June 30, 2016	Based on Updated Appraisal as of June 30, 2016
Consideration:
Cash	$167,500	$397	$167,897
Fair value of total consideration transferred	$167,500	$397	$167,897

Recognized amounts of identifiable assets acquired and liabilities assumed as of October 16, 2015:
Cash and cash equivalents	$66	$—	$66
Restricted cash	47	—	47
Due from related parties, net	766	—	766
Other receivables, net	69	—	69
Prepaid expenses and other assets, net	15,904	—	15,904
Unsold Vacation Interests	26,481	(11)	26,470
Property and equipment	15,329	(11)	15,318
Other intangible assets	53,060	(400)	52,660
Total assets	111,722	(422)	111,300
Liabilities assumed	18,101	(323)	17,778
Total identifiable net assets	$93,621	$(99)	$93,522

Goodwill	$73,879	$496	$74,375

Acquired intangible assets consisted of the following as of the dates below (dollar amounts in thousands):

	Weighted Average Useful Life in Years	Based on Preliminary Appraisal as of October 16, 2015	Adjustments Recorded through June 30, 2016	Based on Updated Appraisal as of June 30, 2016
Management contracts	20	$25,300	$(400)	$24,900
Rental agreements	4	15,800	200	16,000
Rights to develop inventory	14	11,600	(200)	11,400
Member relationships	6	360	—	360
		$53,060	$(400)	$52,660

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
The Company accounted for the Intrawest Acquisition as a business combination in accordance with ASC 805. As of January 29, 2016, the acquisition was recorded based on a preliminary appraisal; accordingly, provisional amounts were assigned to the assets acquired and liabilities assumed. The preliminary appraisal was developed in accordance with the Company's policies, which were also the basis for the valuation of previous business combinations. Since the purchase price

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

exceeded the fair value of identifiable assets, in accordance with ASC 805, the Company recorded $22.9 million in goodwill, which was primarily attributable to expected synergies from the operations acquired in connection with the Intrawest Acquisition and the Company's existing operations. The total amount of goodwill expected to be deductible for income tax purposes is $15.9 million.
During the period between January 29, 2016 and June 30, 2016, adjustments were recorded to the respective accounts to reflect the values in the updated preliminary appraisals as of June 30, 2016. The following table summarizes the consideration paid and the amounts of the assets acquired and liabilities assumed in connection with the Intrawest Acquisition at the acquisition date (in thousands):

	Based on Preliminary Appraisal as of January 29, 2016	Adjustments Recorded through June 30, 2016	Based on Updated Appraisal as of June 30, 2016
Consideration:
Cash	$84,613	$—	$84,613
Fair value of total consideration transferred	$84,613	$—	$84,613

Recognized amounts of identifiable assets acquired and liabilities assumed as of January 29, 2016:
Vacation Interests notes receivable, net	$22,114	$—	$22,114
Income tax receivable	138	—	138
Other receivables, net	873	(563)	310
Prepaid expenses and other assets, net	4,291	5,236	9,527
Unsold Vacation Interests	16,703	308	17,011
Property and equipment	1,930	52	1,982
Other intangible assets	27,300	2,000	29,300
Total assets	73,349	7,033	80,382
Deferred tax liability	4,419	—	4,419
Liabilities assumed	8,403	5,804	14,207
Total identifiable net assets	$60,527	$1,229	$61,756

Goodwill	$24,086	$(1,229)	$22,857

Acquired intangible assets consisted of the following as of January 29, 2016 (dollar amounts in thousands):

	Weighted Average Useful Life in Years	Based on Preliminary Appraisal as of January 29, 2016	Adjustments Recorded through June 30, 2016	Based on Updated Appraisal as of June 30, 2016
Management contracts	20	$16,700	$2,300	$19,000
Rights to develop inventory	14	9,600	(300)	9,300
Member relationships	6	1,000	—	1,000
		$27,300	$2,000	$29,300

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
The following table presents revenues and income before provision for income taxes for the Company's reportable segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015 (Restated)	2016	2015 (Restated)
Revenues:
Hospitality and management services	$53,649	$48,575	$106,059	$94,317
Vacation Interests sales and financing	191,665	182,548	372,726	333,940
Corporate and other	404	379	729	765
Total revenues	$245,718	$231,502	$479,514	$429,022

Income before provision for income taxes:
Hospitality and management services	$41,244	$35,885	$81,781	$69,511
Vacation Interests sales and financing	60,150	65,485	123,852	122,954
Corporate and other	(57,633)	(39,004)	(105,492)	(87,171)
Income before provision for income taxes	$43,761	$62,366	$100,141	$105,294

Interest Revenue:
Vacation Interests sales and financing	$21,222	$18,420	$43,410	$36,836
Corporate and other	404	379	729	765
Total interest revenue	$21,626	$18,799	$44,139	$37,601

Interest Expense:
Vacation Interests sales and financing	$4,889	$4,205	$9,737	$8,123
Corporate and other	10,051	7,316	20,269	15,002
Total interest expense	$14,940	$11,521	$30,006	$23,125

DIAMOND RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued

Note 26 — Subsequent Events
On July 29, 2016, the Company entered into a third amendment to the Kona Agreement with the Kona Seller. See "Note 19—Commitments and Contingencies" for further details on this amendment.
On July 29, 2016, the Company entered into a Limited Waiver, Consent and First Amendment to Collateral and Servicing Agreement (the “Facility Amendment”) related to the Capital One Conduit Facility with Capital One, National Association, as administrative agent (the “Agent”). Pursuant to the Facility Amendment, the Agent consented to the Pending Merger and waived any breach of the transaction documents relating to the Capital One Conduit Facility that would be deemed to result from the consummation of the Pending Merger. The Facility Amendment also amends the definition of “Permitted Holder” to include Apollo after the consummation of the Pending Merger, such that the consummation of the Pending Merger would not result in a Change in Control under applicable Capital One Conduit Facility transaction documents.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
This report contains forward-looking statements, which are covered by the "Safe Harbor for Forward-Looking Statements" provided by the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historical or current facts. We have tried to identify forward-looking statements in this report by using words such as “anticipates", “estimates", “expects", “intends", “plans” and “believes", and similar expressions or future or conditional verbs such as “will", “should", “would", “may” and “could.” These forward-looking statements include, among others, statements relating to our future financial performance, our business prospects and strategy, anticipated financial position, liquidity and capital needs and other similar matters. These forward-looking statements are based on management's current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.
Our actual results may differ materially from those expressed in, or implied by, the forward-looking statements included in this Quarterly Report as a result of various factors, including, among others:

•
risks associated with the Pending Merger by affiliates of Apollo, including uncertainty as to whether the conditions to closing the transaction will be satisfied; the impact of the transaction on our business, financial and operating results and relationships with our employees, suppliers and customers (in particular, HOAs and prospective purchasers of vacation ownership interests); factors affecting the feasibility and timing of the transaction, including, without limitation, required third-party consents and regulatory approvals; the parties’ ability to close the transaction; and the impact on our business and the price of our common stock if the transaction were not consummated; See "—Overview—Significant 2016 Developments—Exploration of Strategic Alternatives and the Pending Merger" for the definition of and further detail on the Pending Merger.

•
risks related to the Restatement, including, without limitation, potential inquiries from the SEC and/or the New York Stock Exchange, the potential adverse effect on the price of our common stock and possible claims by our stockholders or otherwise;

•	adverse trends or disruptions in economic conditions generally or in the vacation ownership, vacation rental and travel industries;

•	adverse changes to, or interruptions in, relationships with our affiliates and other third parties, including termination of our hospitality management contracts;

•	our ability to maintain an optimal inventory of VOIs for sale overall, as well as in eight multi-resort trusts and 1 single-resort trust (collectively, the "Diamond Collections");

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

•
other risks and uncertainties discussed in "Item 1A. Risk Factors" included in our Annual Report on Form 10-K/A for the year ended December 31, 2015 (the "2015 Form 10-K/A") and "Item 1A. Risk Factors" of this Quarterly Report.

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
In addition, you should read the following discussion in conjunction with our condensed consolidated financial statements and other financial information included elsewhere in this Quarterly Report and our audited consolidated financial statements and the related notes for the fiscal year ended December 31, 2015, and the related management’s discussion and analysis of financial condition and results of operations contained in the 2015 Form 10-K/A.
Explanatory Note

The discussion and analysis below gives effect to the Restatement, which reflects a correction in the application of the relative sales value model in accounting for Vacation Interests cost of sales for the three and six months ended June 30, 2015. See Note 3 for further information regarding the Restatement.

Overview
We are a global leader in the hospitality and vacation ownership industry, with a worldwide resort network of 437 destinations located in 35 countries, throughout the world, including the continental United States ("U.S."), Hawaii, Canada, Mexico, the Caribbean, Central America, South America, Europe, Asia, Australia, New Zealand and Africa. Our resort network includes 108 resort properties with approximately 13,000 units that we manage and 309 affiliated resorts and hotels and 20 cruise itineraries, which we do not manage and do not carry our brand, but are a part of our resort network and are available for our members to use as vacation destinations. We offer Vacations for Life®--a simple way to acquire a lifetime of vacations at top destinations worldwide. We believe in the power and value of vacations to create lifelong memories and nurture our humanity. They are essential to our well-being.
Significant 2016 Developments
Intrawest Acquisition
On January 29, 2016, we completed the acquisition of the vacation ownership business of Intrawest Resort Club Group from Intrawest Resorts Holdings, Inc., through which we acquired management contracts, Vacation Interests notes and other receivables, real property interests, unsold Vacation Interests and other assets in exchange for $84.6 million in cash plus the assumption of certain non-interest-bearing liabilities, including a $7.4 million inventory repurchase obligation (the "Intrawest Acquisition"). The Intrawest Acquisition added nine managed resorts located in the U.S., Canada and Mexico to our resort network.

Exploration of Strategic Alternatives and the Pending Merger

On February 24, 2016, our board of directors announced that it formed a Strategic Review Committee comprised of independent directors to explore strategic alternatives to maximize shareholder value (the "Strategic Alternatives").
On June 29, 2016, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with affiliates of certain funds (the “Apollo Funds”) managed by affiliates of Apollo Global Management, LLC (together with its consolidated subsidiaries, “Apollo”), pursuant to which the Apollo Funds will acquire us for $30.25 per share of common stock, or approximately $2.2 billion, subject to the conditions set forth in the Merger Agreement ("the Pending Merger"). This transaction is expected to close in the fall of 2016.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2016 to the Three Months Ended June 30, 2015 - (Restated - Note 3)

	Three Months Ended June 30, 2016				Three Months Ended June 30, 2015
	Hospitality and Management Services	Vacation Interests Sales and Financing	Corporate and Other	Total	Hospitality and Management Services	Vacation Interests Sales and Financing (Restated)	Corporate and Other	Total (Restated)
	(In thousands)
	(Unaudited)
Revenues:
Management and member services	$46,141	$—	$—	$46,141	$42,039	$—	$—	$42,039
Consolidated resort operations	4,729	—	—	4,729	4,125	—	—	4,125
Vacation Interests sales, net of provision $0, $30,632, $0, $30,632, $0, $20,811, $0 and $20,811, respectively	—	155,317	—	155,317	—	150,281	—	150,281
Interest	—	21,222	404	21,626	—	18,420	379	18,799
Other	2,779	15,126	—	17,905	2,411	13,847	—	16,258
Total revenues	53,649	191,665	404	245,718	48,575	182,548	379	231,502
Costs and Expenses:
Management and member services	7,750	—	—	7,750	8,316	—	—	8,316
Consolidated resort operations	4,195	—	—	4,195	4,048	—	—	4,048
Vacation Interests cost of sales	—	15,742	—	15,742	—	9,414	—	9,414
Advertising, sales and marketing	—	94,015	—	94,015	—	84,878	—	84,878
Vacation Interests carrying cost, net	—	7,341	—	7,341	—	9,373	—	9,373
Loan portfolio	437	1,961	—	2,398	326	1,855	—	2,181
Other operating	23	7,567	—	7,590	—	7,338	—	7,338
General and administrative	—	—	37,236	37,236	—	—	23,531	23,531
Depreciation and amortization	—	—	10,833	10,833	—	—	8,457	8,457
Interest expense	—	4,889	10,051	14,940	—	4,205	7,316	11,521
Impairments and other write-offs	—	—	—	—	—	—	7	7
(Gain) loss on disposal of assets	—	—	(83)	(83)	—	—	72	72
Total costs and expenses	12,405	131,515	58,037	201,957	12,690	117,063	39,383	169,136
Income (loss) before provision for income taxes	41,244	60,150	(57,633)	43,761	35,885	65,485	(39,004)	62,366
Provision for income taxes	—	—	18,269	18,269	—	—	26,726	26,726
Net income (loss)	$41,244	$60,150	$(75,902)	$25,492	$35,885	$65,485	$(65,730)	$35,640

Consolidated Results
Total revenues increased $14.2 million, or 6.1%, to $245.7 million for the three months ended June 30, 2016 from $231.5 million for the three months ended June 30, 2015.
Total revenues in our hospitality and management services segment increased by $5.0 million, or 10.4%, to $53.6 million for the three months ended June 30, 2016 from $48.6 million for the three months ended June 30, 2015.
Total revenues in our Vacation Interests sales and financing segment increased $9.2 million, or 5.0%, to $191.7 million for the three months ended June 30, 2016 from $182.5 million for the three months ended June 30, 2015. Revenues in our corporate and other segment were $0.4 million for each of the three months ended June 30, 2016 and June 30, 2015.
Total costs and expenses increased $32.9 million, or 19.4%, to $202.0 million for the three months ended June 30, 2016 from $169.1 million for the three months ended June 30, 2015. Total costs and expenses for the three months ended June 30, 2016 included $4.1 million of non-cash stock-based compensation charges. Total costs and expenses for the three months ended June 30, 2015 included $4.4 million of non-cash stock-based compensation charges. Excluding the effect of the non-cash stock-based compensation charges, total costs and expenses would have increased $33.2 million, or 20.1%, for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015.

Hospitality and Management Services Segment1
Management and Member Services Revenue. Total management and member services revenue increased $4.1 million, or 9.8%, to $46.1 million for the three months ended June 30, 2016 from $42.0 million for the three months ended June 30, 2015. Management fees increased primarily as a result of (i) the inclusion of the managed resorts from both the Gold Key Acquisition and the Intrawest Acquisition during the three months ended June 30, 2016 ; and (ii) increases in operating costs at the resort level, which generated higher management fee revenue on a same-store basis from 107 cost-plus management agreements. We also experienced higher revenue from our Club operations due to increased membership dues and higher collection rate for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015.
Consolidated Resort Operations Revenue. Consolidated resort operations revenue increased $0.6 million, or 14.6%, to $4.7 million for the three months ended June 30, 2016 from $4.1 million for the three months ended June 30, 2015. This increase was primarily attributable to higher food and beverage revenues at certain restaurants that we own and manage and higher amenities revenue earned at the resorts for which we assumed management responsibilities in connection with the Intrawest Acquisition in January 2016.
Other Revenue. Other revenue increased $0.4 million, or 15.3%, to $2.8 million for the three months ended June 30, 2016 from $2.4 million for the three months ended June 30, 2015. This increase was primarily attributable to higher collection fees earned when owners pay to bring their maintenance fee accounts current.
Management and Member Services Expense. Management and member services expense decreased $0.5 million, or 6.8%, to $7.8 million for the three months ended June 30, 2016 from $8.3 million for the three months ended June 30, 2015. Management and member services expense as a percentage of management and member services revenue was 16.8% for the three months ended June 30, 2016, as compared to 19.8% for the three months ended June 30, 2015. The decrease in management and member service expense was primarily due to the absorption of certain costs as a result of the addition of new management agreements, principally from the Gold Key Acquisition and the Intrawest Acquisition.
Consolidated Resort Operations Expense. Consolidated resort operations expense increased $0.2 million, or 3.6%, to $4.2 million for the three months ended June 30, 2016 from $4.0 million for the three months ended June 30, 2015.

Vacation Interests Sales and Financing Segment
Vacation Interests Sales, Net. Vacation Interests sales, net increased $5.0 million, or 3.4%, to $155.3 million for the three months ended June 30, 2016 from $150.3 million for the three months ended June 30, 2015. The increase in Vacation Interests sales, net was attributable to a $14.8 million increase in Vacation Interests sales revenue, partially offset by a $9.8 million increase in our provision for uncollectible Vacation Interests sales revenue.
The $14.8 million increase in Vacation Interests sales revenue during the three months ended June 30, 2016 compared to the three months ended June 30, 2015 was generated by sales growth on a same-store basis from 48 sales centers primarily attributable to an increase in our VOI sales transactions and average sales price per transaction, the Gold Key Acquisition completed in October 2015, and to a lesser extent, the Intrawest Acquisition completed in January 2016.
The number of tours increased by 11,791, or 20.7%, to 68,702 for the three months ended June 30, 2016 from 56,911 for the three months ended June 30, 2015. Our VOI sales transactions increased by 621, or 7.3%, to 9,163 during the three months ended June 30, 2016, compared to 8,542 transactions during the three months ended June 30, 2015, and VOI average sales price per transaction increased by $645, or 3.1%, to $21,378 for the three months ended June 30, 2016 from $20,733 for the three months ended June 30, 2015. Our volume per guest ("VPG", which represents Vacation Interests sales revenue divided by the number of tours) decreased by $261, or 8.4%, to $2,851 for the three months ended June 30, 2016 from $3,112 for the three months ended June 30, 2015, as a result of a lower average closing percentage (which represents the percentage of VOI sales closed relative to the total number of tours at our sales centers). The increase in tours and transactions was primarily attributable to same-store growth, as well as the addition of the Gold Key and the Intrawest sales centers. The increase in average sales price per transaction was due principally to the continued focus on moving customer transactions towards our one-week equivalent sales price and the success of the hospitality driven sales and marketing initiatives, which are based upon the power of vacations for happier and healthier living. Our closing percentage decreased to 13.3% for the three months ended June 30, 2016 from 15.0% for the three months ended June 30, 2015 partially due to (i) an increase in cancellations resulting from external parties discouraging certain customers from fulfilling their contractual obligations; and (ii) a higher mix of tours to non-owners (in part due to the Gold Key Acquisition), which typically exhibit a lower closing percentage than tours to existing owners.
Provision for uncollectible Vacation Interests sales revenue increased $9.8 million, or 47.1%, to $30.6 million during the three months ended June 30, 2016 from $20.8 million during the three months ended June 30, 2015. This increase was primarily due to an increase in defaults resulting from external parties discouraging certain borrowers from staying current on their payments, as well as an increase in Vacation Interests sales. The provision for uncollectible Vacation Interests sales as a percentage of gross Vacation Interests sales was 16.5% and 12.2% for the three months ended June 30, 2016 and 2015, respectively. The weighted average FICO credit scores of loans written during each of the three months ended June 30, 2016 and three months ended June 30, 2015 were 752. We continue to focus on disciplined underwriting and highly qualified borrowers. The allowance for Vacation Interests notes receivable as a percentage of gross Vacation Interests notes receivable was 20.9% and 22.1% as of June 30, 2016 and June 30, 2015, respectively.
Interest Revenue. Interest revenue increased $2.8 million, or 15.2%, to $21.2 million for the three months ended June 30, 2016 from $18.4 million for the three months ended June 30, 2015. This increase was primarily attributable to a $5.5 million increase resulting from a larger average outstanding balance in the Vacation Interests notes receivable portfolio (partially due to the acquisition of Vacation Interests notes receivable in connection with the Intrawest Acquisition) during the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. This increase was partially offset by (i) a decrease of $1.7 million attributable to a reduction in the weighted average interest rate on the portfolio and the increase in defaults; and (ii) a decrease of $1.0 million associated with the increase in amortization of deferred loan origination costs, which is recorded as a reduction to interest revenue. Amortization of deferred loan origination costs was higher during the three months ended June 30, 2016 due to the increase in deferred loan origination costs during the last several years, primarily as a result of higher Vacation Interests sales revenue.
 Other Revenue. Other revenue increased $1.3 million, or 9.2%, to $15.1 million for the three months ended June 30, 2016 from $13.8 million for the three months ended June 30, 2015. This increase was primarily due to higher revenue recognized when customers' non-refundable deposits are forfeited upon their failure to close on VOI transactions, higher closing cost revenue as a result of higher Vacations Interests sales revenue and higher loan servicing revenue earned on third-party portfolios.
Vacation Interests Cost of Sales. Vacation Interests cost of sales increased $6.3 million, to $15.7 million for the three months ended June 30, 2016 from $9.4 million for the three months ended June 30, 2015. The increase in Vacation Interests cost of sales was primarily due to: (i) a $0.6 million increase due to an increase in Vacation Interests sales revenue; and (ii) a $5.7 million net increase in cost of sales under the relative sales value method due to (a) a $10.2 million increase due to a proportionately smaller increase in recovered inventory during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 related to new inventory recovery and assignment agreements ("IRAAs") entered into in 2015 for which second year delinquent maintenance fees were capitalized without adding additional points to the relative sales value model during the three months ended June 30, 2016 (as the points were already included in the model from 2015); (b) a $3.4 million decrease due to a proportionately larger increase in the average selling price per point (a 4.5% increase for the three months ended June 30, 2016 as compared to a 1.3% increase for the three months ended June 30, 2015) resulting from changes in sales mix and pricing increases (see the discussion above under “—Vacation Interests Sales, Net” and the discussion below under “—Critical Accounting Policies—Vacation Interests Costs of Sales”); and (c) an offsetting decrease of $1.1 million related to other changes in the relative sales value model, including an increase in the provision for uncollectible Vacation Interests sales revenue, changes in sales incentives and other estimates.
Vacation Interests cost of sales as a percentage of Vacation Interests sales, net increased to 10.1% for the three months ended June 30, 2016 from 6.3% for the three months ended June 30, 2015. See "Critical Accounting Policies, Key Revenue and Expenses and Use of Estimates—Vacation Interests Cost of Sales" for further detail regarding the relative sales value method.
Advertising, Sales and Marketing Expense. Advertising, sales and marketing expense for the second quarter of 2016 was $94.0 million compared to $84.9 million in the second quarter of 2015. Advertising, sales and marketing expense as a percentage of gross Vacation Interests sales increased 1.0 percentage point to 50.6% from 49.6%. This increase was primarily due to additional costs related to sales centers acquired in connection with the Gold Key Acquisition and the Intrawest Acquisition.
Vacation Interests Carrying Cost, Net. Vacation Interests carrying cost, net decreased $2.1 million, or 21.7%, to $7.3 million for the three months ended June 30, 2016 from $9.4 million for the three months ended June 30, 2015. This decrease was primarily due to an increase in rental revenue as a result of (i) more occupied room nights and higher average daily rates; (ii) an increase in revenue recognized in connection with sampler packages; and (iii) an increase in resort fees generated. This increase was partially offset by (a) additional maintenance fee expense related to inventory that we own, including inventory we recovered pursuant to our IRAAs; (b) an increase in the utilization of member benefits; and (c) higher operating expenses as a result of an increase in rental activity.
Loan Portfolio Expense. Loan portfolio expense increased $0.1 million, or 5.7%, to $2.0 million for the three months ended June 30, 2016 from $1.9 million for the three months ended June 30, 2015.
Other Operating Expense. Other operating expense increased $0.3 million, or 3.1%, to $7.6 million for the three months ended June 30, 2016 from $7.3 million for the three months ended June 30, 2015.
Interest Expense. Interest expense related to securitization notes and Funding Facilities (as defined below) increased $0.7 million, or 16.3%, to $4.9 million for the three months ended June 30, 2016 from $4.2 million for the three months ended June 30, 2015. The increase was primarily attributable to higher average outstanding balances under securitization notes and Funding Facilities during the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. This increase was partially offset by a lower weighted average interest rate as we paid down securitization notes and Funding Facilities bearing higher interest rates and replaced them with those bearing lower interest rates. Our $200.0 million Credit Suisse conduit facility (the "Credit Suisse Conduit Facility"), our $100.0 million loan sale facility with Quorum Federal Credit Union (the "Quorum Facility") and our $100 million loan facility with Capital One, National Association (the “Capital One Conduit Facility”) are collectively referred to as the “Funding Facilities.” See "—Liquidity and Capital Resources—Indebtedness" below and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Indebtedness" in the 2015 Form 10-K/A for further detail on these borrowings.
Corporate and Other
Interest Revenue. Interest revenue in our corporate and other segment was $0.4 million for each of the three months ended June 30, 2016 and June 30, 2015.
General and Administrative Expense. General and administrative expense increased $13.7 million, or 58.2%, to $37.2 million for the three months ended June 30, 2016 from $23.5 million for the three months ended June 30, 2015. For comparison purposes, the following table presents general and administrative expense for the three months ended June 30, 2016 and June 30, 2015 (in thousands), both including (on a U.S. GAAP basis) and excluding the non-cash stock-based compensation charges, and such amounts as a percentage of total revenue:

	Three Months Ended June 30,
	2016	2015
General and administrative expense	$37,236	$23,531
Less: Non-cash stock-based compensation	(2,834)	(3,366)
General and administrative expense excluding non-cash stock-based compensation	$34,402	$20,165

General and administrative expense as a percentage of total revenue	15.2%	10.2%
General and administrative expense excluding non-cash stock-based compensation as a percentage of total revenue	14.0%	8.7%
The increase in general and administrative expense (excluding the non-cash stock-based compensation charges) as a percentage of total revenue was mainly attributable to (i) $9.5 million of legal, investment banking and other costs incurred during the three months ended June 30, 2016 primarily in connection with the strategic review that resulted in the execution of the Merger Agreement; and (ii) incremental expenses incurred resulting from the Gold Key Acquisition and the Intrawest Acquisition.
Depreciation and Amortization. Depreciation and amortization increased $2.3 million, or 28.1%, to $10.8 million for the three months ended June 30, 2016 from $8.5 million for the three months ended June 30, 2015. This increase was primarily attributable to the addition of assets such as (i) tangible and intangible assets acquired in connection with the Gold Key Acquisition and the Intrawest Acquisition; (ii) information technology related projects and equipment; and (iii) assets related to renovation projects at certain sales centers.

Interest Expense. Interest expense related to our corporate indebtedness increased $2.8 million, or 37.4%, to $10.1 million for the three months ended June 30, 2016 from $7.3 million for the three months ended June 30, 2015. This increase was mainly attributable to higher interest expense related to the $150.0 million Incremental Term Loan completed in December 2015 (the "Incremental Term Loan") and higher debt issuance amortization and debt discount amortization expense as a result of fees incurred related to new borrowings. See "Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Indebtedness" for further detail on the Incremental Term Loan.
Income Taxes. Provision for income taxes was $18.3 million for the three months ended June 30, 2016, as compared to $26.7 million for the three months ended June 30, 2015. The decrease was due to a reduction in our income before provision for income taxes for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015.

Comparison of the Six Months Ended June 30, 2016 to the Six Months Ended June 30, 2015 (Restated - Note 3)

	Six Months Ended June 30, 2016				Six Months Ended June 30, 2015
	Hospitality and Management Services	Vacation Interests Sales and Financing	Corporate and Other	Total	Hospitality and Management Services	Vacation Interests Sales and Financing (Restated)	Corporate and Other	Total (Restated)
	(In thousands)
	(Unaudited)
Revenues:
Management and member services	$92,237	$—	$—	$92,237	$82,678	$—	$—	$82,678
Consolidated resort operations	9,204	—	—	9,204	7,334	—	—	7,334
Vacation Interests sales, net of provision $0, $52,191, $0, $52,191, $0, $34,907, $0 and $34,907, respectively	—	300,765	—	300,765	—	272,847	—	272,847
Interest	—	43,410	729	44,139	—	36,836	765	37,601
Other	4,618	28,551	—	33,169	4,305	24,257	—	28,562
Total revenues	106,059	372,726	729	479,514	94,317	333,940	765	429,022
Costs and Expenses:
Management and member services	15,395	—	—	15,395	16,397	—	—	16,397
Consolidated resort operations	7,977	—	—	7,977	7,749	—	—	7,749
Vacation Interests cost of sales	—	26,983	—	26,983	—	13,124	—	13,124
Advertising, sales and marketing	—	180,740	—	180,740	—	153,391	—	153,391
Vacation Interests carrying cost, net	—	12,455	—	12,455	—	19,741	—	19,741
Loan portfolio	868	5,411	—	6,279	660	4,258	—	4,918
Other operating	38	13,548	—	13,586	—	12,349	—	12,349
General and administrative	—	—	64,960	64,960	—	—	55,787	55,787
Depreciation and amortization	—	—	21,393	21,393	—	—	17,097	17,097
Interest expense	—	9,737	20,269	30,006	—	8,123	15,002	23,125
Impairments and other write-offs	—	—	—	—	—	—	12	12
(Gain) loss on disposal of assets	—	—	(401)	(401)	—	—	38	38
Total costs and expenses	24,278	248,874	106,221	379,373	24,806	210,986	87,936	323,728
Income (loss) before provision for income taxes	81,781	123,852	(105,492)	100,141	69,511	122,954	(87,171)	105,294
Provision for income taxes	—	—	41,471	41,471	—	—	45,284	45,284
Net income (loss)	$81,781	$123,852	$(146,963)	$58,670	$69,511	$122,954	$(132,455)	$60,010
Consolidated Results
Total revenues increased $50.5 million, or 11.8%, to $479.5 million for the six months ended June 30, 2016 from $429.0 million for the six months ended June 30, 2015.
Total revenues in our hospitality and management services segment increased by $11.8 million, or 12.4%, to $106.1 million for the six months ended June 30, 2016 from $94.3 million for the six months ended June 30, 2015.
Total revenues in our Vacation Interests sales and financing segment increased $38.8 million, or 11.6%, to $372.7 million for the six months ended June 30, 2016 from $333.9 million for the six months ended June 30, 2015. Revenues in our corporate and other segment decreased $0.1 million, or 4.7%, to $0.7 million for the six months ended June 30, 2016 from $0.8 million for the six months ended June 30, 2015.
Total costs and expenses increased $55.6 million, or 17.2%, to $379.4 million for the six months ended June 30, 2016 from $323.7 million for the six months ended June 30, 2015. Total costs and expenses for the six months ended June 30, 2016 included $8.3 million of non-cash stock-based compensation charges. Total costs and expenses for the six months ended June 30, 2015 included $7.7 million of non-cash stock-based compensation charges. Excluding the effect of the non-cash stock-based compensation charges, total costs and expenses would have increased $55.1 million, or 17.4%, for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015.

Hospitality and Management Services Segment
Management and Member Services Revenue. Total management and member services revenue increased $9.5 million, or 11.6%, to $92.2 million for the six months ended June 30, 2016 from $82.7 million for the six months ended June 30, 2015. Management fees increased primarily as a result of the inclusion of the managed resorts from the Gold Key Acquisition during the six months ended June 30, 2016, and of the managed resorts from the Intrawest Acquisition since their acquisition in January 2016; and increases in operating costs at the resort level, which generated higher management fee revenue on a same-store basis from 107 cost-plus management agreements. We also experienced higher revenue from our Club operations due to increased membership dues and a higher collection rate for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015.
Consolidated Resort Operations Revenue. Consolidated resort operations revenue increased $1.9 million, or 25.5%, to $9.2 million for the six months ended June 30, 2016 from $7.3 million for the six months ended June 30, 2015. This increase was primarily attributable to higher food and beverage revenues at certain restaurants that we own and manage and higher amenities revenue earned at the resorts for which we assumed management responsibilities in connection with the Intrawest Acquisition in January 2016.
Other Revenue. Other revenue increased $0.3 million, or 7.3%, to $4.6 million for the six months ended June 30, 2016 from $4.3 million for the six months ended June 30, 2015.
Management and Member Services Expense. Management and member services expense decreased $1.0 million, or 6.1%, to $15.4 million for the six months ended June 30, 2016 from $16.4 million for the six months ended June 30, 2015. Management and member services expense as a percentage of management and member services revenue was 16.7% for the six months ended June 30, 2016, as compared to 19.8% for the six months ended June 30, 2015. This decrease in management and member services expense was primarily due to the absorption of certain costs as a result of the addition of new management agreements, principally from the Gold Key Acquisition and the Intrawest Acquisition.
Consolidated Resort Operations Expense. Consolidated resort operations expense increased $0.3 million, or 2.9%, to $8.0 million for the six months ended June 30, 2016 from $7.7 million for the six months ended June 30, 2015. This increase was primarily attributable to higher food and beverage expense relating to higher revenue earned.

Vacation Interests Sales and Financing Segment
Vacation Interests Sales, Net. Vacation Interests sales, net increased $28.0 million, or 10.2%, to $300.8 million for the six months ended June 30, 2016 from $272.8 million for the six months ended June 30, 2015. The increase in Vacation Interests sales, net was attributable to a $45.2 million increase in Vacation Interests sales revenue, partially offset by a $17.3 million increase in our provision for uncollectible Vacation Interests sales revenue.
The $45.2 million increase in Vacation Interests sales revenue during the six months ended June 30, 2016 compared to the six months ended June 30, 2015 was generated by sales growth on a same-store basis from 48 sales centers primarily attributable to an increase in our VOI sales transactions and average sales price; the Gold Key Acquisition; and to a lesser extent, the Intrawest Acquisition.
The number of tours increased by 21,766, or 21.5%, to 123,158 for the six months ended June 30, 2016 from 101,392 for the six months ended June 30, 2015. Our VOI sales transactions increased by 1,790, or 11.7%, to 17,110 during the six months ended June 30, 2016, compared to 15,320 transactions during the six months ended June 30, 2015, and VOI average sales price per transaction increased by $998, or 4.8%, to $21,695 for the six months ended June 30, 2016 from $20,697 for the six months ended June 30, 2015. Our VPG decreased by $113, or 3.6%, to $3,014 for the six months ended June 30, 2016 from $3,127 for the six months ended June 30, 2015, as a result of a lower average closing percentage. The increase in tours and transactions was primarily attributable to same-store growth, as well as the addition of the Gold Key and the Intrawest sales centers. The increases in average sales price per transaction was due principally to the continued focus on moving customer transactions towards our one-week equivalent sales price and the success of the hospitality driven sales and marketing initiatives, which are based upon the power of vacations for happier and healthier living. Our closing percentage decreased to 13.9% for the six months ended June 30, 2016 from 15.1% for the six months ended June 30, 2015 partially due to (i) an increase in cancellations resulting from external parties discouraging certain customers from fulfilling their contractual obligations; and (ii) a higher mix of tours to non-owners (in part due to the Gold Key Acquisition), which typically exhibit a lower closing percentage than tours to existing owners.
Provision for uncollectible Vacation Interests sales revenue increased $17.3 million, or 49.5%, to $52.2 million during the six months ended June 30, 2016 from $34.9 million during the six months ended June 30, 2015. This increase was primarily due to defaults resulting from external parties discouraging certain borrowers from staying current on their payments, as well as an increase in Vacation Interests sale. The provision for uncollectible Vacation Interests sales as a percentage of gross Vacation

Interests sales was 14.8% and 11.3% for the first six month of 2016 and 2015, respectively. The weighted average FICO credit scores of loans written during the six months ended June 30, 2016 and six months ended June 30, 2015 were 754 and 756, respectively. We continue to focus on disciplined underwriting and highly qualified borrowers. The allowance for Vacation Interests notes receivable as a percentage of gross Vacation Interests notes receivable was 20.9% and 22.1% as of June 30, 2016 and June 30, 2015, respectively.
Interest Revenue. Interest revenue increased $6.6 million, or 17.9%, to $43.4 million for the six months ended June 30, 2016 from $36.8 million for the six months ended June 30, 2015. This increase was primarily attributable to a $10.9 million increase resulting from a larger average outstanding balance in the Vacation Interests notes receivable portfolio (partially due to the acquisition of Vacation Interests notes receivable in connection with the Intrawest Acquisition) during the six months ended June 30, 2016, as compared to the six months ended June 30, 2015. This increase was partially offset by (i) a decrease of $2.4 million attributable to a reduction in the weighted average interest rate on the portfolio and the increase in defaults; and (ii) a decrease of $1.8 million associated with the increase in amortization of deferred loan origination costs, which is recorded as a reduction to interest revenue. Amortization of deferred loan origination costs was higher during the six months ended June 30, 2016 due to the increase in deferred loan origination costs during the last several years, primarily as a result of higher Vacation Interests sales revenue.
 Other Revenue. Other revenue increased $4.3 million, or 17.7%, to $28.6 million for the six months ended June 30, 2016 from $24.3 million for the six months ended June 30, 2015. This increase was primarily due to higher closing cost revenue as a result of higher Vacations Interests sales revenue, higher revenue recognized when customers' non-refundable deposits are forfeited upon their failure to close on VOI transactions and higher revenue related to fees earned on our branded credit card. Furthermore, non-cash incentives increased $0.6 million to $11.1 million for the six months ended June 30, 2016 from $10.5 million for the six months ended June 30, 2015. Non-cash incentives as a percentage of gross Vacation Interests sales remained relatively flat at 3.2% for the six months ended June 30, 2016 as compared to 3.4% for the six months ended June 30, 2015.
Vacation Interests Cost of Sales. Vacation Interests cost of sales increased $13.9 million, to $27.0 million for the six months ended June 30, 2016 from $13.1 million for the six months ended June 30, 2015. The increase in Vacation Interests cost of sales was primarily due to: (i) a $3.4 million increase due to an increase in Vacation Interests sales revenue; and (ii) a $10.5 million net increase under the relative sales value method due to (a) a $13.4 million increase due to a proportionately smaller increase in recovered points during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 related to new IRAAs entered into in 2015 for which second year delinquent maintenance fees were capitalized without adding additional points to the relative sales value model during the three months ended June 30, 2016 (as the points were already included in the model from 2015); (b) a $1.6 million decrease due to a proportionately larger increase in the average selling price per point (a 3.0% increase for the six months ended June 30, 2016 as compared to a 2.5% increase for the six months ended June 30, 2015) resulting from changes in sales mix and pricing increases during the six months ended June 30, 2016 (see the discussion above under “—Vacation Interests Sales, Net” and the discussion below under “--Critical Accounting Policies—Vacation Interests Costs of Sales”); (c) an offsetting decrease of $1.6 million related to other changes in the relative sales value model, including an increase in the provision for uncollectible Vacation Interests sales revenue, changes in sales incentives and other estimates; and (d) a $0.3 million increase due to the Intrawest Acquisition during the six months ended June 30, 2016.
Vacation Interests cost of sales as a percentage of Vacation Interests sales, net increased to 9.0% for the six months ended June 30, 2016 from 4.8% for the six months ended June 30, 2015. See "Critical Accounting Policies, Key Revenue and Expenses and Use of Estimates—Vacation Interests Cost of Sales" for further detail regarding the relative sales value method.
Advertising, Sales and Marketing Expense. Advertising, sales and marketing expense was $180.7 million for the six months ended June 30, 2016 compared to $153.4 million for the six months ended June 30, 2015. Advertising, sales and marketing expense as a percentage of gross Vacation Interests sales increased 1.4 percentage point to 51.2% from 49.8%. This increase was primarily due to additional costs related to sales centers acquired in connection with the Gold Key Acquisition and the Intrawest Acquisition. In addition, we incurred incremental expenses during the six months ended June 30, 2016 in connection with the Diamond Resorts Invitational, a nationally-televised golf and entertainment event that supported our Events of a LifetimeTM program and generated substantial brand awareness. No such event occurred during the six months ended June 30, 2015.
Vacation Interests Carrying Cost, Net. Vacation Interests carrying cost, net decreased $7.2 million, or 36.9%, to $12.5 million for the six months ended June 30, 2016 from $19.7 million for the six months ended June 30, 2015. This decrease was primarily due to an increase in rental revenue as a result of (i) more occupied room nights and higher average daily rates; (ii) an increase in revenue recognized in connection with sampler packages; and (iii) an increase in resort fees generated. This increase was partially offset by (a) additional maintenance fee expense related to inventory that we own, including inventory we recovered pursuant to our IRAAs; (b) an increase in the utilization of member benefits; and (c) higher operating expenses as a result of an increase in rental activity.

Loan Portfolio Expense. Loan portfolio expense increased $1.1 million, or 27.1%, to $5.4 million for the six months ended June 30, 2016 from $4.3 million for the six months ended June 30, 2015. This increase was primarily attributable to the growth of the notes receivable portfolio.
Other Operating Expense. Other operating expense increased $1.2 million, or 9.7%, to $13.5 million for the six months ended June 30, 2016 from $12.3 million for the six months ended June 30, 2015. Non-cash incentives increased $0.6 million to $11.1 million for the six months ended June 30, 2016 from $10.5 million for the six months ended June 30, 2015. Non-cash incentives as a percentage of gross Vacation Interests sales remained relatively flat at 3.2% for the six months ended June 30, 2016 as compared to 3.4% for the six months ended June 30, 2015. In addition, bank and credit card charges incurred in connection with the VOI transactions increased as a result of higher Vacations Interests sales revenue.
Interest Expense. Interest expense related to securitization notes and Funding Facilities increased $1.6 million, or 19.9%, to $9.7 million for the six months ended June 30, 2016 from $8.1 million for the six months ended June 30, 2015. The increase was primarily attributable to higher average outstanding balances under securitization notes and Funding Facilities (partially due to the completion of the Capital One Conduit Facility) during the six months ended June 30, 2016, as compared to the six months ended June 30, 2015. This increase was partially offset by a lower weighted average interest rate as we paid down securitization notes and Funding Facilities bearing higher interest rates and replaced them with those bearing lower interest rates.
Corporate and Other
Interest Revenue. Interest revenue in our corporate and other segment decreased $0.1 million, or 4.7%, to $0.7 million for the six months ended June 30, 2016 from $0.8 million for the six months ended June 30, 2015.
General and Administrative Expense. General and administrative expense increased $9.2 million, or 16.4%, to $65.0 million for the six months ended June 30, 2016 from $55.8 million for the six months ended June 30, 2015. For comparison purposes, the following table presents general and administrative expense for the six months ended June 30, 2016 and June 30, 2015 (in thousands), both including (on a U.S. GAAP basis) and excluding the non-cash stock-based compensation charges, and such amounts as a percentage of total revenue:

	Six Months Ended June 30,
	2016	2015
General and administrative expense	$64,960	$55,787
Less: Non-cash stock-based compensation	(5,655)	(5,880)
General and administrative expense excluding non-cash stock-based compensation	$59,305	$49,907

General and administrative expense as a percentage of total revenue	13.5%	13.0%
General and administrative expense excluding non-cash stock-based compensation	12.4%	11.6%
The increase in general and administrative expense (excluding the non-cash stock-based compensation charges) as a percentage of total revenue was mainly attributable to (i) $11.1 million of legal, investment banking and other costs incurred during the six months ended June 30, 2016 primarily in connection with the strategic review that resulted in the execution of the Merger Agreement; and (ii) incremental expenses incurred during the six months ended June 30, 2016 resulting from the Gold Key Acquisition and the Intrawest Acquisition; partially offset by (iii) a $7.8 million cash charge incurred during the six months ended June 30, 2015 related to the termination of our services agreement with JHJM Nevada I, LLC ("JHJM"), an entity controlled by Stephen J. Cloobeck, our Chairman of the Board.
Depreciation and Amortization. Depreciation and amortization increased $4.3 million, or 25.1%, to $21.4 million for the six months ended June 30, 2016 from $17.1 million for the six months ended June 30, 2015. This increase was primarily attributable to the addition of assets during the six months ended June 30, 2016 such as (i) tangible and intangible assets acquired in connection with the Gold Key Acquisition and the Intrawest Acquisition; (ii) information technology related projects and equipment; and (iii) assets related to renovation projects at certain sales centers.
Interest Expense. Interest expense related to our corporate indebtedness increased $5.3 million, or 35.1%, to $20.3 million for the six months ended June 30, 2016 from $15.0 million for the six months ended June 30, 2015. This increase was mainly attributable to higher interest expense related to the Incremental Term Loan and higher debt issuance amortization and debt discount amortization expense as a result of fees incurred related to new borrowings.
Income Taxes. Provision for income taxes was $41.5 million for the six months ended June 30, 2016, as compared to $45.3 million for the six months ended June 30, 2015. The decrease was due to a reduction in our income before provision for income taxes for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015.

Liquidity and Capital Resources
Overview
We had $228.8 million and $290.5 million in cash and cash equivalents as of June 30, 2016 and December 31, 2015, respectively. Our primary sources of liquidity have historically been cash from operations and the financings discussed below.
Cash Flows From Operating Activities. During the six months ended June 30, 2016, net cash provided by operating activities was $57.9 million and was the result of net income of $58.7 million and non-cash revenues and expenses totaling $106.6 million, offset by other changes in operating assets and liabilities that resulted in a net use of cash of $107.4 million. The significant non-cash revenues and expenses included (i) $52.2 million in the provision for uncollectible Vacation Interests sales revenue; (ii) $21.4 million in depreciation and amortization; (iii) $11.2 million in deferred income taxes, primarily related to current favorable tax law regarding recognition of income from financed Vacation Interests sales and the utilization of our net operating loss carry forwards ("NOLs"); (iv) $8.3 million in stock-based compensation expense; (v) $8.0 million in amortization of capitalized loan origination costs and portfolio premiums (net of discounts); (vi) $4.2 million in amortization of capitalized financing costs and original issue discounts; and (vii) $1.6 million in loss on foreign currency exchange, partially offset by $0.4 million in gain on disposal of assets.
During the six months ended June 30, 2015, net cash provided by operating activities was $86.0 million and was the result of net income of $60.0 million and non-cash revenues and expenses totaling $90.4 million, partially offset by other changes in operating assets and liabilities that resulted in a net use of cash of $64.4 million. The significant non-cash revenues and expenses included (i) $34.9 million in the provision for uncollectible Vacation Interests sales revenue; (ii) $21.9 million in deferred income taxes, primarily as a result of the provision for income taxes recorded for the six months ended June 30, 2015; (iii) $17.1 million in depreciation and amortization; (iv) $7.7 million in stock-based compensation expense; (v) $6.2 million in amortization of loan origination costs and portfolio premiums; and (vi) $2.8 million in amortization of capitalized financing costs and original issue discounts.
The increase in the net use of cash as a result of changes in operating assets and liabilities from the six months ended
June 30, 2015 to the six months ended June 30, 2016 was primarily due to our decision not to place approximately $57.9 million of Vacation Interest notes receivable in the Funding Facilities, which would have generated in excess of $49.2 million of additional cash during the six months ended June 30, 2016.
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
We used cash of $13.6 million and $18.1 million during the three months ended June 30, 2016 and 2015, respectively, for (i) acquisitions of VOI inventory pursuant to our IRAAs and in open market and bulk VOI inventory purchases; (ii) capitalized legal, title and trust fees related to the recovery of inventory; and (iii) construction of VOI inventory. Of these total cash amounts (which do not reflect our acquisition of inventory in the Intrawest Acquisition), $2.0 million was used for the construction of VOI inventory during the three months ended June 30, 2016, primarily related to the construction of new units at the Cabo Azul Resort located in San Jose Del Cabo, Mexico and the Beachwoods Resort in Outer Banks, North Carolina (the management contract with respect to such resort was acquired in connection with the Gold Key Acquisition) and the development of the new resort in Kona, Hawaii. In addition, $5.9 million was used for the construction of VOI inventory during the three months ended June 30, 2015, primarily related to the construction of new units at the Cabo Azul Resort.

During the six months ended June 30, 2016 and 2015, we used cash of $22.6 million and $35.5 million, respectively, for (i) acquisitions of VOI inventory pursuant to our IRAAs and in open market and bulk VOI inventory purchases; (ii) capitalized legal, title and trust fees related to the recovery of inventory; and (iii) construction of VOI inventory. Of these total cash amounts (which do not reflect our acquisition of inventory in the Intrawest Acquisition), $3.1 million was used for the construction of VOI inventory during the six months ended June 30, 2016, primarily related to the construction of new units at the Cabo Azul Resort and the Beachwoods Resort and the development of the new resort in Kona, Hawaii. An additional $7.8 million was used for the construction of VOI inventory during the six months ended June 30, 2015, primarily related to the construction of new units at the Cabo Azul Resort.
For additional information regarding our acquisition of, and other activity related to, unsold Vacation Interests during each of the three and six months ended June 30, 2016 and June 30, 2015, see “Note 10—Unsold Vacation Interests, Net” to our condensed consolidated financial statements included elsewhere in this quarterly report.
Cash Flows From Investing Activities. During the six months ended June 30, 2016, net cash used in investing activities was $96.9 million, comprised of (i) $84.6 million related to the purchase of assets in connection with the Intrawest Acquisition and (ii) $13.2 million used to purchase property and equipment, primarily associated with information technology related projects and equipment and renovation projects at certain sales centers.
During the six months ended June 30, 2015, net cash used in investing activities was $21.2 million, primarily consisting of (i) $9.0 million used to purchase intangible assets, mainly in connection with the acquisition of intangible assets from Mr. Cloobeck and entities previously controlled by Mr. Cloobeck in January 2015, at which time we also terminated the service agreement with JHJM; and (ii) $10.9 million used to purchase property and equipment, primarily associated with information technology related projects and equipment and renovation projects at certain sales centers.
Cash Flows From Financing Activities. During the six months ended June 30, 2016, net cash used in financing activities was $22.1 million. Cash used in financing activities primarily consisted of (i) $175.7 million in repayments on our securitization notes and Funding Facilities; (ii) $7.3 million in repayments on notes payable; and (iii) $2.2 million in debt issuance costs. These amounts were partially offset by cash provided by financing activities consisting of (a) $141.2 million from the issuance of debt under our securitization notes and Funding Facilities, partially due to the completion of the Capital One Conduit Facility; and (b) a $21.7 million decrease in restricted cash.
During the six months ended June 30, 2015, net cash used in financing activities was $71.1 million. Cash used in financing activities primarily consisted of (i) $126.3 million in repayments on our securitization notes and Funding Facilities; (ii) $74.1 million for the repurchase of common stock in accordance with the Stock Repurchase Program (see below for the definition and further detail); (iii) $18.1 million in repayments on the term loan portion of the Senior Credit Facility; (iv) $6.8 million in repayments on notes payable; and (vi) $2.4 million in debt issuance costs. These amounts were partially offset by cash provided by financing activities consisting of (a) $153.5 million from the issuance of debt under our securitization notes and Funding Facilities; (b) $2.2 million in proceeds from the exercise of stock options; and (c) a $0.9 million decrease in restricted cash.
A significant portion of the change in cash used in financing activities during the six months ended June 30, 2016, as compared to the six months ended June 30, 2015 was related to transactions in our securitization notes and Funding Facilities. During the six months ended June 30, 2016, payments on our securitization and Funding Facilities exceeded borrowings under such facilities by $34.5 million, which resulted in a net use of cash. During the six months ended June 30, 2015, borrowings on the securitization notes and Funding Facilities exceeded payments under such facilities by $27.2 million. During the six months ended June 30, 2016, we made the decision not to place approximately $57.9 million of Vacation Interest notes receivable in the Funding Facilities, which would have generated in excess of $49.2 million of additional cash during the six months ended June 30, 2016.
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
Between November 2014 and December 31, 2015, we repurchased $179.6 million of our common stock in the open market and in privately negotiated transactions in accordance with our Stock Repurchase Program. There were no repurchases made under the Stock Repurchase Program during the six months ended June 30, 2016.

Indebtedness
The following table presents selected information on our borrowings as of the dates presented below (dollars in thousands):

	June 30, 2016						December 31, 2015
	Principal Balance	Weighted Average Interest Rate	Maturity	Gross Amount of Vacation Interests notes receivable as Collateral	Borrowing / Funding Availability		Principal Balance
Senior Credit Facility	$574,666	5.5%	5/9/2021	$—	$25,000		$574,666
Original issue discount and debt issuance costs related to Senior Credit Facility (except the revolving line of credit)	(15,218)			—	—		(16,250)
Notes payable-insurance policies	8,612	2.5%	Various	—	—		4,586
Notes payable-other	—			—	—		164
Total Corporate Indebtedness	568,060			—	25,000		563,166

Diamond Resorts Owner Trust 2015-2 (1)	124,986	3.1%	5/22/2028	132,493	—		172,583
Diamond Resorts Owner Trust 2014-1 (1)	111,997	2.6%	5/20/2027	121,736	—		140,256
Diamond Resorts Owner Trust 2015-1 (1)	88,796	2.8%	7/20/2027	95,889	—		126,776
Diamond Resorts Owner Trust 2013-2 (1)	69,471	2.3%	5/20/2026	77,190	—		84,659
Credit Suisse Conduit Facility (1)	65,694	3.2%	4/10/2017	75,976	134,306	(2)	22,538
Capital One Conduit Facility	63,757	2.7%	5/12/2020	73,503	36,243	(2)	—
DRI Quorum Facility and Island One Quorum Funding Facility (1)	42,945	4.4%	Various	49,526	57,055	(2)	45,411
Diamond Resorts Owner Trust 2013-1 (1)	26,213	2.0%	1/20/2025	29,126	—		30,681
Diamond Resorts Owner Trust 2011-1 (1)	10,127	4.0%	3/20/2023	10,806	—		12,073
Diamond Resorts Tempus Owner Trust 2013 (1)	4,449	6.0%	12/20/2023	9,917	—		7,884
Original issue discount and debt issuance costs related to securitization notes and Funding Facilities	(11,109)			—	—		(12,781)
Total Securitization Notes and Funding Facilities	597,326			676,162	227,604		630,080
Total	$1,165,386			$676,162	$252,604		$1,193,246

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
Covenants in the Senior Credit Facility Agreement requiring us to prepay outstanding amounts under the term loan using a portion of our excess cash flows, and covenants limiting our ability to incur indebtedness, to make certain investments and to pay dividends or make other equity distributions and purchase or redeem capital stock and the financial covenant compliance that is triggered by having more than 25% of the revolving credit commitment outstanding at the end of any quarter, are determined by reference to Adjusted EBITDA for us and our restricted subsidiaries. As of June 30, 2016, all of our subsidiaries were designated as restricted subsidiaries, as defined in the Senior Credit Facility Agreement.

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
In addition to covenants contained in the Senior Credit Facility Agreement, financial covenants governing the Credit Suisse Conduit Facility, the Capital One Conduit Facility and the Diamond Resorts Tempus Owner Trust 2013 Notes issued on November 20, 2013 with a face value of $31.0 million are determined by reference to measures calculated in a manner similar to the calculation of Adjusted EBITDA.
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
The following tables present Adjusted EBITDA, as calculated in accordance with, and for purposes of covenants contained in, the Senior Credit Facility Agreement, reconciled to each of (1) our net cash provided by operating activities and (ii) our net income. The tables below present this reconciliation on an actual basis for the three and six months ended June 30, 2016 and 2015 and for the 12 months ended June 30, 2016 ("LTM"). LTM is calculated by adding the applicable financial data for the six months ended June 30, 2016 to the corresponding amount for the year ended December 31, 2015, and then subtracting the corresponding amount for the six months ended June 30, 2015. LTM Adjusted EBITDA is presented because, as discussed above, certain covenants in the Senior Credit Facility Agreement are based upon Adjusted EBITDA for us and our restricted subsidiaries for the four most recently ended fiscal quarters. Certain of the line items in the tables below have been restated for the three and six months ended June 30, 2015 (see Note 3).

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015 (Restated)	2016	2015 (Restated)	LTM
	(In thousands)
Net cash provided by operating activities	$15,875	$40,902	$57,894	$85,962	$147,826
Provision for income taxes (restated)	18,269	26,726	41,471	45,284	94,951
Provision for uncollectible Vacation Interests sales revenue (a)	(30,632)	(20,811)	(52,191)	(34,907)	(98,056)
Amortization of capitalized financing costs and original issue discounts (a)	(2,152)	(1,399)	(4,179)	(2,801)	(7,611)
Deferred income taxes (b) (restated)	(3,093)	(12,014)	(11,207)	(21,907)	(31,770)
Excess tax benefits from stock-based compensation (c)	—	—	—	375	547
Loss on foreign currency (d)	(1,267)	(100)	(1,616)	(198)	(2,628)
Gain on Vacation Interests notes receivable purchase (a)	54	183	161	279	397
Unrealized gain (loss) on derivative instruments (e)	187	153	56	(105)	(301)
Unrealized (loss) gain on post-retirement benefit plan (f)	—	(43)	—	(86)	86
Loss on investment in joint venture (a)	(223)	—	(346)	—	(468)
Corporate interest expense (g)	10,051	7,316	20,269	15,002	36,848
Change in operating assets and liabilities excluding acquisitions (h) (restated)	65,714	44,835	107,403	64,423	202,990
Vacation Interests cost of sales (i)	15,742	9,414	26,983	13,124	51,578
Adjusted EBITDA - Consolidated	$88,525	$95,162	$184,698	$164,445	$394,389

(a)	Represents non-cash charge or gain.

(b)	Represents the deferred income tax liability, primarily related to current favorable tax law regarding recognition of income from financed Vacation Interests sales and the utilization of our NOLs.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015 (Restated)	2016	2015 (Restated)	LTM
	(In thousands)
Net income (restated)	$25,492	$35,640	$58,670	$60,010	$142,546
Plus: Corporate interest expense (a)	10,051	7,316	20,269	15,002	36,848
Provision for income taxes (restated)	18,269	26,726	41,471	45,284	94,951
Depreciation and amortization (b)	10,833	8,457	21,393	17,097	38,817
Vacation Interests cost of sales (c) (restated)	15,742	9,414	26,983	13,124	51,578
Impairments and other non-cash write-offs (b)	—	7	—	12	—
(Gain) loss on disposal of assets (b)	(83)	72	(401)	38	(447)
Amortization of loan origination costs (b)	4,052	3,087	7,975	6,129	14,481
Amortization of net portfolio premium (b)	41	21	61	32	107
Stock-based compensation (d)	4,128	4,422	8,277	7,717	15,508
Adjusted EBITDA - Consolidated	$88,525	$95,162	$184,698	$164,445	$394,389

(a)	Represents corporate interest expense; does not include interest expense related to non-recourse indebtedness that is secured by our VOI consumer loans.

(b)	These items represent non-cash charges/gains.

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

The terms of the consumer loans we seek to finance are generally longer than the Funding Facilities through which we seek to finance such loans. While the term of our consumer loans is typically ten years, the Funding Facilities typically have a term of less than three years. Although we seek to refinance conduit borrowings in the term securitization markets, we generally access the term securitization markets at least on an annual basis, and rely on the Funding Facilities to provide incremental liquidity between securitization transactions. Thus, we are required to refinance the Funding Facilities between one and four years, which varies depending on the facility, in order to provide adequate liquidity for our consumer finance business.
On May 9, 2016, the Company entered into an Omnibus Amendment (the “Amendment”) to its $200 million Credit Suisse Conduit Facility to: (i) decrease the percentage included in the calculation of the Borrowing Base (as defined in the Credit Suisse Conduit Facility) from 88% to 85%; (ii) increase the reserve account requirement from 0.25% of the Aggregate Loan Balance of the Borrowing Base Loans minus the Excluded Loan Balance (each as defined in the Credit Suisse Conduit Facility) to the greater of $3.5 million and 5.0% of such items; (iii) increase from greater than 6.50% to greater than 8.25% the average Delinquency Level with respect to the Securitized Portfolio that constitutes a Securitized Portfolio Performance Event, for the Payment Dates (each as defined in the Credit Suisse Conduit Facility) from May 20, 2016 through October 20, 2016; and (iv) increase from greater than 0.90% to greater than 2.25% the average Default Level (as defined in the Credit Suisse Conduit Facility) with respect to the Securitized Portfolio that constitutes a Securitized Portfolio Performance Event, for the Payment Dates from May 20, 2016 through October 20, 2016.

On May 11, 2016, we entered into a loan facility agreement with Capital One, National Association for a $100 million facility (the “Capital One Conduit Facility”). Borrowings under the Capital One Conduit Facility are secured by certain of our Vacation Interests notes receivable, bear interest at 30-day LIBOR plus 2.25% and carry a non-use fee of 0.75%. The advance rate on the Vacation Interests notes receivable is limited to 85% of the aggregate face value of eligible loans. The Capital One Conduit Facility has a stated maturity date of May 11, 2020, inclusive of (i) a 30 month loan advance period and (ii) an 18 month amortization period. The facility also provides for a $10 million sub-limit for Canadian-dollar denominated Vacation Interests notes receivable. The Capital One Conduit Facility is non-recourse and contains financial covenants consistent with our other existing financings and customary default provisions.
Securitization transactions. Between January 1, 2013 and December 31, 2015, we completed six securitization transactions with a total face value of $959.6 million. No securitization transactions were completed during the six months ended June 30, 2016.
Notes Payable. Notes Payable primarily consist of unsecured notes to finance premiums on our insurance policies. During the six months ended June 30, 2016, we issued two unsecured notes to finance premiums on certain insurance policies, both of which carry an interest rate of 2.5% per annum.
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

Off-Balance Sheet Arrangements. As of June 30, 2016, we did not have any off-balance sheet arrangements (as defined in Item 303(a)(4) of Regulation S-K).
Contractual Obligations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations" in the 2015 Form 10-K/A for a summary of our contractual obligations as of December 31, 2015. There were no material changes outside the ordinary course of our business in contractual obligations from December 31, 2015 through June 30, 2016.

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

Provision for uncollectible Vacation Interests notes receivable—Significant estimates are used by us to record a provision for uncollectible Vacation Interests notes receivable. This provision is calculated as projected gross losses for originated Vacation Interests notes receivable, taking into account estimated VOI recoveries. We apply our historical default rates based on FICO credit score ranges (bands) of the individual customers to our Vacation Interests notes receivable population and evaluate other factors such as economic conditions, industry trends, defaults and past due aging reports to analyze and determine the adequacy of the allowance. Historically, our actual Vacation Interests notes receivable losses have not differed materially from these estimates; however, if actual Vacation Interests notes receivable losses were to differ materially from these estimates in the future, our future results of operations could be adversely impacted. The allowance for Vacation Interests notes receivable as a percentage of gross Vacation Interests notes receivable was 20.9% and 22.1% as of June 30, 2016 and June 30, 2015, respectively.

The following illustrates the sensitivity of Vacation Interests sales, net for the six months ended June 30, 2016 to a 100 basis point change in the default rates by FICO band, assuming other estimates included in the provision for uncollectible Vacation Interests notes receivable remained constant:

	Amount of Increase/(decrease) to Vacation Interests sales, net (in thousands)	Percentage of Increase/(decrease) to Vacation Interests sales, net
Default rates by FICO band - 100 basis point increase	$(14,825)	(9.3)%
Default rates by FICO band - 100 basis point decrease	$14,825	9.3%
Vacation Interests Cost of Sales—At the time we record Vacation Interests sales revenue, we record the related Vacation Interests cost of sales (which was $15.7 million and $9.4 million for the three months ended June 30, 2016 and 2015, and $27.0 million and $13.1 million for the six months ended June 30, 2016 and 2015), all of which is allocated to the Vacation Interests sales and financing business segment. We record Vacation Interests cost of sales using the relative sales value method in accordance with ASC 978. This method, which was originally designed more for developers of timeshare resorts, requires us to make a number of projections and estimates, which are subject to uncertainty, in order to determine the amounts that must be expensed for each dollar of Vacation Interests sales with respect to a particular phase. We have identified four phases for which we maintain separate relative sales value models. The phases were determined based upon the underlying inventory in each Collection. We are required to prepare a forecast of sales and certain costs for the entire project's life cycle. These forecasts require us to estimate, among other things, the costs to acquire (or if applicable, build) additional VOIs, the total revenues expected to be earned on the project (including estimations of future sales price per point based on a trailing twelve month average (reflecting our typically quarterly price increases) and the aggregate number of points to be sold), future sales mix based on a trailing twelve month average of sales by location and package size, the provision for uncollectible Vacation Interests sales revenue and sales incentives based on a trailing twelve month average, and the projected future cost and volume of recoveries of VOIs. Then, these costs as a percentage of Vacation Interests sales revenue are determined and that percentage is applied retroactively to all prior sales and is applied to sales within the current period and future periods with respect to a particular project. These forecasts are reviewed on a quarterly basis, and the relevant estimates used in the forecasts are revised (if necessary) based upon historical results and management's new estimates. If any estimates are revised, we are required to adjust our Vacation Interests cost of sales using the revised estimates, and the entire adjustment required to correct Vacation Interests cost of sales over the life of the project to date is taken in the period in which the estimates are revised. Accordingly, small changes in any of the numerous estimates in the model (particularly changes in estimates for the factors relating to the cost to acquire additional VOIs and the total revenues expected to be earned on projects) can have a significant financial statement impact, positively or negatively, due to the retroactive adjustment required by ASC 978. See "Note 2—Summary of Significant Accounting Policies” in the 2015 Form 10-K/A for further detail.

The following illustrates the sensitivity of Vacation Interests costs of sales for the six months ended June 30, 2016 to a one percent change in the estimated future retail price per point and the estimated cost per point, assuming other estimates included in these forecasts remained constant:

	Amount of increase/(decrease) to Vacation Interests cost of sales (in thousands)	Percentage increase/ (decrease) to Vacation Interests cost of sales
Estimated future retail price per point - 1% increase	$(1,849)	(11.2)%
Estimated future retail price per point - 1% decrease	$1,849	11.2%
Estimated cost per point - 1% increase	$3,691	22.4%
Estimated cost per point - 1% decrease	$(3,691)	(22.4)%

For further detail on our critical accounting policies and related estimates and assumptions, including those related to revenue, unsold Vacation Interests, net, stock-based compensation expense, income taxes and business combinations, as well as key revenue and expense items reported in our consolidated statements of income and comprehensive income, see "Note 2—Summary of Significant Accounting Policies” in the 2015 Form 10-K/A.

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
Interest Rate Risk. We are exposed to interest rate risk through our variable rate indebtedness, including the Credit Suisse Conduit Facility, the Senior Credit Facility and the Capital One Conduit Facility. We have attempted to manage our interest rate risk through the use of derivative financial instruments. For example, we are generally required to hedge 90% of the outstanding note balance under the Credit Suisse Conduit Facility. We do not hold or issue financial instruments for trading purposes and do not enter into derivative transactions that would be considered speculative positions. To manage exposure to counterparty credit risk in interest rate swap and cap agreements, we enter into agreements with highly-rated institutions that can be expected to fully perform under the terms of such agreements. At June 30, 2016, our derivative financial instruments consisted of two interest rate swap agreements, which did not qualify for hedge accounting. Interest differentials resulting from these agreements are recorded on an accrual basis as an adjustment to interest expense.
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
As of June 30, 2016, 60.4% of our borrowings, or $704.1 million, bore interest at variable rates. However, all of our variable-rate borrowings require a minimum interest rate floor when LIBOR is below certain levels. Assuming the level of variable-rate borrowings outstanding at June 30, 2016, and assuming a one percentage point increase in the 2016 average interest rate payable on these borrowings, we estimate that our interest expense would have increased and pre-tax income would have decreased by approximately $2.1 million for the six months ended June 30, 2016.
Foreign Currency Translation Risk. In addition to our operations throughout the U.S., we conduct operations in international markets from which we receive, at least in part, revenues in foreign currencies. For example, we receive Euros and British Pounds Sterling in connection with operations in our European managed resorts and European VOI sales, Mexican Pesos in connection with our operations in Mexico, and Canadian Dollars in connection with our operations in Canada acquired in conjunction with the Intrawest Acquisition. Exchange rates have been volatile in recent years and such volatility may persist due to economic and political circumstances globally and in particular countries, including individual Euro zone countries.  In addition, the approval of the Brexit referendum in the United Kingdom in June 2016 to leave the European Union has resulted in significant currency exchange rate fluctuations, and the value of the British Pound Sterling, in particular, has sharply declined as compared to the U.S. Dollar and other currencies. This volatility in foreign currencies may continue as the United Kingdom negotiates and executes its exit from the European Union, and the time period over which this will occur is uncertain.
Because our financial results are reported in U.S. dollars, fluctuations in the value of the Euro, British Pound Sterling, Mexican Peso and Canadian Dollar against the U.S. dollar have had, and will continue to have an effect which may be significant, on our reported financial results. A decline in the value of any of the foreign currencies in which we receive revenues, including the Euro, British Pound Sterling, Mexican Peso and Canadian dollar, against the U.S. dollar will tend to reduce our reported revenues and expenses, while an increase in the value of any such foreign currencies against the U.S. dollar will tend to increase our reported revenues and expenses. Variations in exchange rates could affect the comparability of our financial results between financial periods; however, since sales of Vacation Interests in our U.S., Caribbean and Mexican resorts, virtually all of which are to customers in the U.S. and Canada and are transacted in U.S. dollars, have historically accounted for more than 90% of our consolidated Vacation Interests sales revenue, and management and member services revenue is similarly concentrated, we do not expect the variations in exchange rates to have a material impact on financial results.
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
In connection with our review of this matter and subsequent determination that we needed to undertake the Restatement, we identified a material weakness in our internal control over financial reporting with respect to the application of complex technical accounting standards to our accounting for Vacation Interests cost of sales (specifically with respect to accounting for the change related to our internal Vacation Interests inventory management strategy as discussed in Note 3). Solely as a result of the identification of this material weakness in our internal control over financial reporting, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and within the time frames specified in the SEC's rules and forms and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Control over Financial Reporting
Except as discussed above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. For further information regarding the Restatement, see Note 3.
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

PART II—OTHER INFORMATION

Item 1A. Risk Factors

A description of our risk factors can be found in "Item 1A. Risk Factors" included in the 2015 Form 10-K/A. There were no material changes to those risk factors during the six months ended June 30, 2016, except that the first two risk factors are hereby added and the remaining risk factors are hereby amended and restated in their entirety as follows:
There are risks associated with the Merger Agreement entered into with affiliates of Apollo Funds managed by affiliates of Apollo, including the receipt of required regulatory approvals and timing for completion of the transactions contemplated thereby.
On June 29, 2016, we entered into the Merger Agreement to effectuate the Pending Merger. On July 14, 2016, entities affiliated with the Apollo Funds commenced a tender offer to acquire all of our common stock in connection with the Pending Merger. Completion of the tender offer is conditional upon, among other things, the tender of at least one more share of common stock than 50% of our outstanding shares (the “minimum condition”) and certain regulatory approvals. There are a number of risks and uncertainties relating to the Pending Merger, including the following:

•	uncertainties as to the timing of receipt of required regulatory approvals and of the completion of the tender offer and the merger;

•
the possibility that the tender offer will fail to meet the minimum condition or that various other conditions to the completion of the tender offer and the merger set forth in the Merger Agreement may not be satisfied or waived;

•	the risk that the entities affiliated with the Apollo Funds party to the Merger Agreement will not perform their obligations under the Merger Agreement; and

•	the possibility that the Pending Merger may otherwise be delayed or may not be completed at all.
Any delay in completing, or the failure to complete, the Pending Merger could have a negative impact on our business, the market price of our common stock, and our relationships with our employees, suppliers and customers (in particular, HOAs and prospective purchasers of vacation ownership interests). During the pendency of the Pending Merger, we also run the risk of loss of key employees, disruption in normal business relationships, and substantial distraction of management attention. We also have incurred, and will incur, significant expenses associated with the transaction with Apollo, including fees of professional advisors, and could also be involved in litigation relating to the transaction, which could be costly and disruptive to our business.

The restatement of our historical financial statements may have an adverse effect on our stock price and subject us to claims by our stockholders or otherwise.

We have restated certain historical financial statements to reflect correction in the application of the relative sales value method in accounting for Vacation Interests cost of sales. We have also determined that, solely as a result of our prior application of the relative sales value method in accounting for Vacation Interests cost of sales, we had a material weakness in our internal control over financial reporting and that, accordingly, our internal control over financial reporting and disclosure controls and procedures were not effective as of the end of certain prior reporting periods, even though our management had previously determined that they were effective. It is difficult to predict all of the ramifications to us from this restatement. Although we have now completed the restatement, it is possible that we will receive inquiries from the SEC and/or the New York Stock Exchange regarding our restated financial statements or related matters, which could consume a significant amount of our resources. Moreover, many companies that have been required to restate their historical financial statements have experienced declines in stock prices and claims by stockholders, which can be expensive to defend and divert management attention and resources. We may suffer similar consequences from our restatement.

Our international operations are subject to risks not generally applicable to our North American operations.

We manage resorts in, and have sales and marketing operations in, 13 countries. Our operations in foreign countries are subject to a number of particular risks, including:

•	exposure to local economic conditions;

•	potential adverse changes in the diplomatic relations of foreign countries with the U.S.;

•	hostility from local populations;

•	restrictions and taxes on the withdrawal of foreign investment and earnings;

•	the imposition of government policies and regulations against business and real estate ownership by foreigners;

•	foreign investment restrictions or requirements;

•	limitations on our ability to legally enforce our contractual rights in foreign countries;

•	regulations restricting the sale of VOIs, as described in “Business - Governmental Regulation;”

•
conditions that negatively shape public perception of travel, including travel-related accidents and outbreaks of pandemic or contagious diseases, such as Ebola, avian flu, severe acute respiratory syndrome (SARS), H1N1 (swine flu) and the Zika virus;

•	foreign exchange restrictions and the impact of exchange rates on our business;

•	conflicts between local laws and U.S. laws;

•	withholding and other taxes on remittances and other payments by our subsidiaries; and

•	changes in and application of foreign taxation structures, including value added taxes.

In addition, international markets, such as China, have recently experienced moderation in their economic growth and an increase in market volatility, which may have a negative effect on our managed resorts and sales and marketing operations located in, and our growth plans for, these international markets. The result of the referendum in June 2016 to leave the European Union may have a negative effect on our results of operations, whether the British government proceeds and makes the formal application to the European Union to leave or not. A majority of our European Collection members are British citizens. At this time, we are not able to predict the impact that this vote will have on the economy in Europe, including in the United Kingdom, or on the British Pound Sterling or other European exchange rates. Weakening of economic conditions or economic uncertainties in the United Kingdom or Europe may have a negative effect on our sales and marketing operations located in the United Kingdom and Europe, and may impact the collection of maintenance fees from existing members as exchange rates become unfavorable to United Kingdom residents.

We are also subject to the laws and regulations of the European Union and countries in which we operate resorts. See “"Item 1. Business—Business—Governmental Regulation” of our 2015 Form 10-K/A. Our international business operations are also subject to various anti-corruption laws and regulations, including restrictions imposed by the Foreign Corrupt Practices Act (“FCPA”). The FCPA and similar anti-corruption laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or generating business. We cannot provide assurance that our internal controls and procedures will always protect us from the reckless or criminal acts that may be committed by our employees or third parties with whom we work. If we are found to be liable for violations of the FCPA or similar anti-corruption laws in international jurisdictions, criminal or civil penalties could be imposed on us.

Fluctuations in foreign currency exchange rates may affect our reported results of operations.

In addition to our operations in the U.S., we conduct operations in international markets from which we receive, at least in part, revenues in foreign currencies. For example, we receive Euros and British Pound Sterling in connection with our European managed resorts and European VOI sales and Mexican Pesos in connection with our operations in Mexico. Because our financial results are reported in U.S. dollars, fluctuations in the value of the Euro and British Pound Sterling against the U.S. dollar have had and will continue to have an effect, which may be significant, on our reported financial results. Exchange rates have been volatile in recent years and such volatility may persist due to economic and political circumstances in individual Euro zone countries. In addition, the Brexit referendum in the United Kingdom has resulted in significant currency exchange rate fluctuations, and the value of the British Pound Sterling, in particular, has sharply declined as compared to the U.S. Dollar and other currencies. This volatility in foreign currencies may continue as the United Kingdom negotiates and executes its exit from the European Union, and the time period over which this will occur is uncertain.

In connection with our Intrawest Acquisition in January, we expanded our international operations by acquiring VOI sales operations and management contracts at six resorts in Canada. See “Note 1 - Background, Business and Basis of Presentation - Intrawest Acquisition” and “Note 24 - Business Combinations - Intrawest Acquisition” to our unaudited consolidated financial statements included elsewhere in this quarterly report for the definition of and further detail on the Intrawest Acquisition.

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

We are a party to certain litigation matters and are subject to additional litigation, investigatory and other risk.

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

Governmental scrutiny from regulators, legislative bodies and law enforcement agencies with respect to matters relating to customer complaints and our business practices and other matters has increased in the past several years. Press coverage and other public statements that assert wrongdoing often result in an investigation by regulators, legislators and law enforcement officials or in lawsuits. Responding to these investigations and lawsuits, regardless of the ultimate outcome of the proceeding, is time consuming and expensive and can divert the time and effort of management away from our business. Adverse publicity and its effect on overall consumer perceptions of our industry, or our failure to respond effectively to adverse publicity, could have a material adverse effect on our business and brand.

ITEM 5. OTHER INFORMATION

On June 1, 2016, Diamond Resorts Centralized Services Company, a wholly-owned subsidiary of the Company, and Brian Garavuso, the Company’s Executive Vice President and Chief Information Officer, entered into an amended and restated employment agreement (the “Amended Agreement”), which amended Mr. Garavuso’s prior employment agreement dated April 7, 2014 (the “Prior Agreement”).  The Amended Agreement revised the annual performance bonus target to equal 150% of Mr. Garavuso’s base salary, as opposed to 140% of Mr. Garavuso’s base salary in the Prior Agreement.  Mr. Garavuso’s base salary remained the same, and the term of the Prior Agreement was not extended in the Amended Agreement.  The description of the Amended Agreement set forth above does not purport to be complete and is qualified in its entirety by reference to the full text of the Amended Agreement, which is attached as Exhibit 10.4 to this Form 10-Q and is incorporated herein by reference.

ITEM 6.     EXHIBITS

Exhibit	Description
2.1
Agreement and Plan of Merger, dated as of June 29, 2016, by and among Diamond Resorts International, Inc., Dakota Parent, Inc. and Dakota Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to Diamond Resorts International, Inc.'s Current Report on Form 8-K filed on June 29, 2016).

10.1
Loan Agreement, dated as of May 11, 2016, by and among Diamond Resorts / CO Borrower 2016, LLC, Diamond Resorts/CO Seller 2016, LLC, Diamond Resorts Corporation, Diamond Resorts Holdings, LLC, Diamond Resorts International, Inc., Capital One, National Association and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to Diamond Resorts International, Inc.'s Current Report on Form 8-K filed on May 17, 2016).

10.2
Collateral and Servicing Agreement, dated as of May 11, 2016, by and among Diamond Resorts / CO Borrower 2016, LLC, Diamond Resorts Financial Services, Inc., Wells Fargo Bank, National Association and Capital One, National Association (incorporated by reference to Exhibit 10.2 to Diamond Resorts International, Inc.'s Current Report on Form 8-K filed on May 17, 2016).

10.3
Second Amendment to Agreement for the Purchase and Sale of Property, dated as of June 30, 2016, by and between Hawaii Funding LLC, Diamond Resorts Kona Development, LLC and Diamond Resorts International, Inc. (incorporated by reference to Exhibit 10.1 to Diamond Resorts International, Inc.'s Current Report on Form 8-K filed on July 6, 2016).

10.4	Employment Agreement, dated June 1, 2016, by and between Diamond Resorts Centralized Services Company and Brian Garavuso.
10.5
Second Amendment to Amended and Restated Loan Sale and Servicing Agreement, dated as of June 10, 2016, among DRI Quorum 2010 LLC, as seller, Diamond Resorts Financial Services, Inc., as servicer, Wells Fargo Bank, National Association, as back-up servicer, and Quorum Federal Credit Union, a federally chartered credit union, as Buyer.

10.6	Letter Agreement dated August 4, 2016 between Diamond Resorts International, Inc., Diamond Resorts Corporation and Stephen J. Cloobeck relating to use of company aircraft.
10.7
Third Amendment to Agreement for the Purchase and Sale of Property, effective as of July 28, 2016, by and between Hawaii Funding LLC, Diamond Resorts Kona Development, LLC and Diamond Resorts International, Inc. (incorporated by reference to Exhibit 10.1 to Diamond Resorts International, Inc.'s Current Report on Form 8-K filed on August 4, 2016).

10.8
Limited Waiver, Consent and First Amendment to Collateral and Servicing Agreement, dated as of July 29, 2016, by and among Diamond Resorts/CO Borrower 2016, LLC, Diamond Resorts Financial Services, Inc., Diamond Resorts/CO Seller 2016, LLC, Diamond Resorts Corporation, Diamond Resorts Holdings, LLC, Diamond Resorts International, Inc., Wells Fargo Bank, National Association and Capital One, National Association (incorporated by reference to Exhibit 10.2 to Diamond Resorts International, Inc.'s Current Report on Form 8-K filed on August 4, 2016).

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
101
The following materials from Diamond Resorts International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income and Comprehensive Income; (iii) the Condensed Consolidated Statement of Stockholders' Equity; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) Notes to the Condensed Consolidated Financial Statements, filed herewith.

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